Form 10-Q
period 2018-04-30
Zscaler, Inc.
filed 2018-06-07
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38413
_____________________________________
ZSCALER, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware (State or other jurisdiction of incorporation or organization)		26-1173892 (I.R.S. Employer Identification Number)
110 Rose Orchard Way San Jose, California 95134 (Address of Principal executive offices)
Registrant’s telephone number, including area code: (408) 533-0288
___________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 31, 2018, the number of shares of registrant’s common stock outstanding was 119,606,722.

ZSCALER, INC.
Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of April 30, 2018 and July 31, 2017	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2018 and 2017	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Nine Months Ended April 30, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2018 and 2017	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds	84
Item 6.	Exhibits	85
	Signatures	86

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve, and maintain, future profitability;

•	market acceptance of our cloud platform;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to maintain the security and availability of our cloud platform;

•	our ability to maintain and expand our customer base, including by attracting new customers;

•	our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our relationships with third parties, including channel partners;

•	our ability to maintain, protect and enhance our intellectual property rights;

•	our ability to successfully defend litigation brought against us;

•	our ability to successfully expand in our existing markets and into new markets;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	the attraction and retention of qualified employees and key personnel; and

•	the future trading prices of our common stock.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended July 31, 2017, included in our prospectus dated March 15, 2018, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-223072), or Prospectus.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$287,443	$87,978
Accounts receivable, net	40,215	39,052
Deferred contract acquisition costs	13,753	10,469
Prepaid expenses and other current assets	9,036	5,410
Total current assets	350,447	142,909
Property and equipment, net	20,441	13,139
Deferred contract acquisition costs, noncurrent	32,755	24,193
Other noncurrent assets	1,895	2,661
Total assets	$405,538	$182,902
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,944	$3,763
Accrued expenses and other current liabilities	13,767	11,648
Accrued compensation	14,820	11,608
Liability for early exercise of unvested stock options	2,625	7,972
Deferred revenue	111,035	85,468
Total current liabilities	147,191	120,459
Deferred revenue, noncurrent	13,771	11,151
Other noncurrent liabilities	1,384	1,457
Total liabilities	162,346	133,067
Commitments and contingencies (Note 4)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock; $0.001 par value; no shares and 73,100 shares authorized as of April 30, 2018 and July 31, 2017, respectively; no shares and 72,501 shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively; aggregate liquidation preference of $0 and $201,376 as of April 30, 2018 and July 31, 2017, respectively	—	200,977
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 200,000 and 73,100 shares authorized as of April 30, 2018 and July 31, 2017, respectively; no shares issued and outstanding as of April 30, 2018 and July 31, 2017	—	—
Common stock; $0.001 par value; 1,000,000 and 130,000 shares authorized as of April 30, 2018 and July 31, 2017, respectively; 119,819 and 32,359 shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	119	18
Additional paid-in capital	434,250	18,734
Notes receivable from stockholders	(2,039)	(7,878)
Accumulated deficit	(189,138)	(162,016)
Total stockholders’ equity (deficit)	243,192	(151,142)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$405,538	$182,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Revenue	$49,163	$32,964	$134,000	$89,173
Cost of revenue	9,424	6,997	26,374	19,438
Gross profit	39,739	25,967	107,626	69,735
Operating expenses:
Sales and marketing	29,892	20,689	83,930	55,601
Research and development	9,907	7,778	27,899	24,952
General and administrative	8,964	5,061	22,497	11,201
Total operating expenses	48,763	33,528	134,326	91,754
Loss from operations	(9,024)	(7,561)	(26,700)	(22,019)
Other income, net	610	183	1,019	379
Loss before income taxes	(8,414)	(7,378)	(25,681)	(21,640)
Provision for income taxes	357	184	1,003	551
Net loss	$(8,771)	$(7,562)	$(26,684)	$(22,191)
Accretion of Series C and D redeemable convertible preferred stock	(1,223)	(2,355)	(6,332)	(7,088)
Net loss attributable to common stockholders	$(9,994)	$(9,917)	$(33,016)	$(29,279)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.34)	$(0.73)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	73,818	29,583	45,047	28,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2017	72,501	$200,977	32,359	$18	$18,734	$(7,878)	$(162,016)	$(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	6,332	—	—	(6,332)	—	—	(6,332)
Issuance of common stock upon exercise of stock options	—	—	1,528	2	4,343	—	—	4,345
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—
Repurchases of unvested common stock	—	—	(549)	—	—	214	—	214
Repayments of notes receivable from stockholders	—	—	—	—	—	5,346	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	279	—	279
Vesting of early exercised stock options	—	—	—	12	2,900	—	—	2,912
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	13,800	14	199,825	—	—	199,839
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	207,309
Stock-based compensation	—	—	—	—	7,106	—	—	7,106
Net loss	—	—	—	—	—	—	(26,684)	(26,684)
Balance as of April 30, 2018	—	$—	119,819	$119	$434,250	$(2,039)	$(189,138)	$243,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(26,684)	$(22,191)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	5,842	5,007
Amortization of deferred contract acquisition costs	9,354	5,992
Stock-based compensation expense	7,106	8,336
Other	278	(46)
Changes in operating assets and liabilities:
Accounts receivable	(1,161)	255
Deferred contract acquisition costs	(21,200)	(11,660)
Prepaid expenses and other assets	(3,341)	(1,438)
Accounts payable	(1,620)	138
Accrued expenses and other liabilities	2,676	1,133
Accrued compensation	3,212	336
Deferred revenue	28,187	11,827
Net cash provided by (used in) operating activities	2,649	(2,311)

Cash Flows From Investing Activities
Purchases of property and equipment	(11,008)	(6,291)
Capitalized internal-use software	(1,424)	(146)
Net cash used in investing activities	(12,432)	(6,437)

Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	205,344	—
Payments of costs related to initial public offering	(3,566)	—
Proceeds from issuance of common stock upon exercise of stock options	4,345	1,415
Proceeds from issuance of common stock related to early exercised stock options	869	—
Repurchases of unvested common stock	(3,090)	—
Repayments of notes receivable from stockholders	5,346	1,856
Net cash provided by financing activities	209,248	3,271

Net increase (decrease) in cash and cash equivalents	199,465	(5,477)
Cash and cash equivalents, beginning of period	87,978	92,842
Cash and cash equivalents, end of period	$287,443	$87,365

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$608	$365
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net change in equipment included in accounts payable and accrued expenses	$709	$428
Accretion of Series C and D redeemable convertible preferred stock	$6,332	$7,088
Repurchases of unvested common stock	$214	$263
Vesting of early exercised common stock options	$2,912	$3,122
Net change in deferred offering costs, accrued but not paid	$1,462	$—
Conversion of redeemable convertible preferred stock to common stock	$207,309	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Organization and Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable users to safely utilize authorized applications and services based on an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud security platform that secures access for users and devices to applications and services, regardless of location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
Reverse Stock Split
In March 2018, our board of directors approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-3 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock. The reverse stock split was effected on March 1, 2018. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Initial Public Offering
In March 2018, we completed the initial public offering ("IPO") of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. As of April 30, 2018, we have reclassified $5.5 million of offering costs into stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock automatically converted into 72,500,750 shares of common stock on a one-to-one basis.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and applicable regulations of the Security and Exchange Commission ("SEC") regarding interim financial reporting, and include the accounts of Zscaler, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended July 31, 2017, included in our Prospectus.

Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheets as of April 30, 2018, the interim condensed consolidated statements of operations for the three and nine months ended April 30, 2018 and 2017, and the interim condensed consolidated statement of cash flows for the nine months ended April 30, 2018 and 2017, and the interim condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended April 30, 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2018, its results of operations for the three and nine months ended April 30, 2018 and 2017, and its statement of cash flows for the nine months ended April 30, 2018 and 2017 and its statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended April 30, 2018. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended April 30, 2018 are not necessarily indicative of the results to be expected for fiscal 2018 or for any other future fiscal year or interim period.
JOBS Act Accounting Election
We are an "emerging growth company" ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have irrevocably elected not to avail ourselves of the extended transition periods available under the JOBS Act for complying with new and revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, but we intend to take advantage of the other exemptions discussed above.
We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an EGC upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, loss contingencies related to litigation and valuation of deferred tax assets. Management determines these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.

Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2018, for example, refer to our fiscal year ending July 31, 2018.
Significant Accounting Policies
Our significant accounting policies are discussed in the "Index to Consolidated Financial Statements, Note 2. Basis of Presentation and Summary of Significant Accounting Policies" in the Prospectus. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2018, except as noted below.
Revenue Recognition
We have adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017, using the full retrospective transition method. Under this method, we are presenting the condensed consolidated financial statements for the fiscal periods presented, as if ASC 606 had been effective for those periods.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
1) Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations consist of (i) our subscription and support services and (ii) professional and other services.
3) Determine the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP").

5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customer.
Subscription and Support Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. Arrangements with customers do not provide the customer with the right to take possession of our software operating our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. A time-elapsed output method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that our service is made available to the customer.
The typical subscription and support term is one to three years. Most of our contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if we fail to perform in accordance with the contractual terms. Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.
Professional and Other Services Revenue
Professional and other services revenue consists of fees associated with providing deployment advisory services that educate and assist our customers on the best use of our solutions, as well as advise customers on best practices as they deploy our solution. These services are distinct from subscription and support services. Professional services do not result in significant customization of the subscription service. Revenue from professional services provided on a time and materials basis is recognized as the services are performed. Total professional and other services revenue has historically not been material.
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple promised services consisting of: (i) our subscription and support services and (ii) professional and other services that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP based on our overall pricing objectives, taking into consideration the type of subscription and support services and professional and other services, the geographical region of the customer and the number of users.
Variable Consideration
Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.
If our services do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, any estimated refunds related to these agreements in the condensed consolidated financial statements is not material during the periods presented.

We provide rebates and other credits within our contracts with certain customers, which are estimated based on the most likely amounts expected to be earned or claimed on the related sales transaction. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract. Estimated rebates and other credits were not material during the periods presented.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% and 98% of our revenue for the three months ended April 30, 2018 and 2017, respectively, and approximately 99% of our revenue for the nine months ended April 30, 2018 and 2017.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018		2017		2018		2017
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentage data)
United States	$21,722	44%	$15,369	47%	$61,707	46%	$40,824	46%
Europe, Middle East and Africa	22,439	46%	14,880	45%	59,593	44%	40,600	45%
Asia Pacific	3,733	8%	2,505	7%	10,287	8%	6,881	8%
Other	1,269	2%	210	1%	2,413	2%	868	1%
Total	$49,163	100%	$32,964	100%	$134,000	100%	$89,173	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018		2017		2018		2017
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentage data)
Channel partners	$45,496	93%	$29,282	89%	$122,925	92%	$78,205	88%
Direct customers	3,667	7%	3,682	11%	11,075	8%	10,968	12%
Total	$49,163	100%	$32,964	100%	$134,000	100%	$89,173	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended April 30, 2018 and 2017, we recognized revenue of $21.0 million and $13.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods. For the nine months ended April 30, 2018 and 2017, we recognized revenue of $75.0 million and $51.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced and such amounts have historically not been material.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $304.7 million. We expect to recognize 54% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development lifecycle and other factors. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$39,943	$24,676	$34,662	$21,137
Capitalization of contract acquisition costs	9,987	4,295	21,200	11,660
Amortization of deferred contract acquisition costs	(3,422)	(2,166)	(9,354)	(5,992)
Ending balance	$46,508	$26,805	$46,508	$26,805

Deferred contract acquisition costs, current	$13,753	$8,560	$13,753	$8,560
Deferred contract acquisition costs, noncurrent	32,755	18,245	32,755	18,245
Total deferred contract acquisition costs	$46,508	$26,805	$46,508	$26,805

Deferred Offering Costs
Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the anticipated sale of our common stock in an IPO, consisting of legal, accounting, printing and other IPO-related costs. As of July 31, 2017, the balance of deferred offering costs was $1.2 million and included in other noncurrent assets in the condensed consolidated balance sheets. Subsequent to July 31, 2017, we capitalized an additional $5.0 million of offering costs. In March 2018, upon completion of our IPO, we reclassified $5.5 million of offering costs into stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. During the nine months ended April 30, 2018, we paid $3.6 million of the deferred offering costs.
Stock-Based Compensation
Stock-based compensation expense for common stock options granted to employees and non-employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model and a single option award approach. Stock‐based compensation expense is recognized as expense over the requisite service period, generally four years. Unvested options issued to non-employees are remeasured at fair market value at the end of each reporting period.
Stock-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan ("ESPP") is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period.
Prior to the IPO, the fair value of our common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, we determine the fair value using the market closing price of our common stock on the date of grant.
Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. We used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those grants that were expected to vest.
On August 1, 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions. In accordance with ASU 2016-09, we have elected to account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. We adopted this provision in our first quarter of fiscal 2018 and resulted in a cumulative-effect adjustment to accumulated deficit of $0.4 million, net of tax, as of the date of adoption. Additionally, upon adoption of ASU 2016-09, on a modified retrospective basis, the previously unrecognized excess tax benefits of $0.9 million as of July 31, 2017 were recorded as an increase of U.S. federal and state deferred tax assets, which was substantially offset by our valuation allowance. Prospectively, all excess tax benefits and deficiencies will be recognized in the income statement as a component of our income tax expense or benefit. Further, we will present excess tax benefits as an operating activity in the consolidated statements of cash flows on a prospective basis. For the three and nine months ended April 30, 2018, the net excess tax benefits related to equity awards was not material.
Net Loss Per Share Attributable to Common Stockholders
Prior to the IPO, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is calculated by adjusting the net loss for the accretion of redeemable convertible preferred stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist of convertible preferred stock, stock options, shares subject to repurchase from early exercised stock options and estimated shares to be issued under the ESPP.
Upon closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying amount reclassified into stockholders’ equity (deficit). As of April 30, 2018, there were no shares of preferred stock issued and outstanding.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09. This ASU simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures, and statutory tax withholding requirements. For public business entities, it is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. We adopted ASU 2016-09 as of August 1, 2017, resulting in the impact discussed above. The adoption of this ASU did not have a material impact to our condensed consolidated financial statements.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU reduces the complexity associated with an issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the FASB determined that a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. For public business entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We adopted this standard at the beginning of our third quarter of fiscal 2018 (February 1, 2018), using the retrospective transition method, resulting in no impact to our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main difference between previous guidance and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting guidance. ASU 2016-02 retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, it is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which updates the classification of restricted cash in the statement of cash flows. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of share-based payment awards. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this ASU on August 1, 2018, and the adoption is not expected to have a material impact on our consolidated financial statements.
Note 2. Fair Value Measurements
We measure our financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
We classify cash equivalents, comprised of highly liquid money market funds, within Level I of the fair value hierarchy because they are valued based on quoted market prices in active markets.
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Assets:
Money market funds	$267,178	$267,178	$—	$—

The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2017:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Assets:
Money market funds	$72,441	$72,441	$—	$—
Note 3. Property and Equipment
The following table summarizes our property and equipment:

	April 30, 2018	July 31, 2017
	(in thousands)
Hosting equipment	$30,591	$20,241
Computers and equipment	2,153	1,539
Purchased software	1,299	1,257
Capitalized internal-use software	5,814	4,390
Furniture and fixtures	1,479	1,035
Leasehold improvements	2,125	1,981
Property and equipment, gross	43,461	30,443
Less: Accumulated depreciation and amortization	(23,020)	(17,304)
Total property and equipment, net	$20,441	$13,139
Depreciation and amortization expense on property and equipment was $1.9 million and $1.7 million for the three months ended April 30, 2018 and 2017, respectively, and $5.8 million and $5.0 million for the nine months ended April 30, 2018 and 2017, respectively.
Note 4. Commitments and Contingencies
Operating Leases
We lease our office space under various operating lease agreements expiring at various dates through April 2021.
The following table summarizes the future minimum payments under our non-cancelable operating leases as of April 30, 2018:

Operating Leases
(in thousands)
Year ending July 31,
2018 (remaining three months)	$842
2019	2,875
2020	2,299
2021	1,531
Total	$7,547

Rent expense was $0.7 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively, and $1.8 million and $1.2 million for the nine months ended April 30, 2018 and 2017, respectively.
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform. Bandwidth and colocation costs were $2.6 million and $1.6 million for the three months ended April 30, 2018 and 2017, respectively, and $6.9 million and $4.7 million for the nine months ended April 30, 2018 and 2017, respectively.
The following table summarizes the future minimum payments under our non-cancelable data center contracts as of April 30, 2018:

Data Center Contracts
(in thousands)
Year ending July 31,
2018 (remaining three months)	$1,421
2019	4,591
2020	2,985
2021	858
2022	134
Total	$9,989
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, office renovations, corporate events and consulting services. As of April 30, 2018 and July 31, 2017, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $2.6 million and $2.2 million, respectively.
Legal Matters
Symantec Litigation
We are currently involved in legal proceedings with Symantec Corporation ("Symantec"). On December 12, 2016, Symantec filed a complaint, which we refer to as Symantec Case 1, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,279,113, 7,203,959 ("’959 patent"), 7,246,227 ("’227 patent"), 7,392,543, 7,735,116 ("'116 Patent"), 8,181,036 and 8,661,498. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. We believe our technology does not infringe Symantec’s asserted patents and that Symantec’s patents are invalid. On August 2, 2017, the court granted our motion to transfer Symantec Case 1 from the District of Delaware to the Northern District of California. On March 23, 2018, the Northern District of California court granted our motion to dismiss the asserted claims of the ’959 and ’227 patents as invalid based on unpatentable subject matter. We have also filed a motion seeking a judgment that the asserted claims of the ’116 patent are invalid as claiming unpatentable subject matter. The Markman claim construction hearing for Symantec Case 1 is scheduled for July 31, 2018.

On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658 ("’658 patent"), 7,360,249, 7,587,488 ("’488 patent"), 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
On June 22, 2017, Symantec filed a notice of voluntary dismissal of its complaint in Symantec Case 2 along with a new complaint alleging infringement of the same patents and adding Symantec Limited as a plaintiff and alleging willful infringement of the ’429 and ’446 patents.  On July 31, 2017, the court granted our motion to transfer Symantec Case 2 from the District of Delaware to the Northern District of California. On May 21, 2018, Symantec filed an amended complaint adding allegations of willful infringement of all of the asserted patents in Symantec Case 2.  We believe our technology does not infringe Symantec’s asserted patents and that Symantec’s patents are invalid. We have filed a motion to dismiss the ’658, ’429, ’446 and ’488 patents as invalid based on unpatentable subject matter. The Markman claim construction hearing for Symantec Case 2 is scheduled for March 19, 2019.
We have also received letters from Symantec alleging that our “cloud security platform” infringes U.S. Patent Nos. 7,031,327, 7,496,661, 7,543,036 and 7,624,110. We believe that our technology does not infringe Symantec’s asserted patents and that these patents are invalid.
We have not recorded a liability with respect to Symantec Case 1 or Case 2 based on our determination that a loss in either case is not probable (though it may be reasonably possible) under the applicable accounting standards.
We are vigorously defending Symantec Case 1 and Case 2. Although a loss may be reasonably possible, we are unable to predict the likelihood of success of Symantec’s infringement claims or estimate a range of loss.
Finjan Litigation
We are currently involved in legal proceedings with Finjan, Inc. ("Finjan"). On December 5, 2017, Finjan filed a complaint, in the U.S. District Court for the Northern District of California alleging that Zscaler’s "Internet Access Bundles," "Private Access Bundle," "Zscaler Enforcement Node," "Secure Web Gateway," "Cloud Firewall," "Cloud Sandbox" and "Cloud Architecture products and services" infringe U.S. Patent Nos. 6,804,780, 7,647,633, 8,677,494 and 7,975,305. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. We believe our technology does not infringe Finjan’s asserted patents and that Finjan’s patents are invalid. The Markman claim construction hearing for the Finjan Case is scheduled for December 11, 2018.
While the range of potential loss resulting from the lawsuit cannot be reasonably estimated, we have accrued a total liability of $3.2 million as of April 30, 2018 related to past negotiations with Finjan of which we recorded $0.7 million in the nine months ended April 30, 2018 and $2.5 million in fiscal 2017.
We are vigorously defending this lawsuit. Given the early stage in the litigation, we are unable to predict the likelihood of success of Finjan’s infringement claims.
Other Litigation and Claims
In addition, from time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Except as otherwise described above, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results or operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
Note 5. Redeemable Convertible Preferred Stock
Upon completion of our IPO, all shares of convertible preferred stock then outstanding, totaling 72,500,750 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $207.3 million, inclusive of accretion of Series C and D redeemable convertible preferred stock of $24.7 million, was reclassified into stockholders’ equity (deficit).
We recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock of $1.2 million and $2.4 million for the three months ended April 30, 2018 and 2017, respectively, and $6.3 million and $7.1 million for the nine months ended April 30, 2018 and 2017, respectively. Accretion is recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated.
In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorize the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by our board of directors.
Note 6. Common Stock
In March 2018, upon completion of our IPO, we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. As of April 30, 2018, we have reclassified $5.5 million of offering costs into stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.
In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorize the issuance of 1,000,000,000 shares of common stock with a par value of $0.001. Our common stock is not redeemable and common stockholders are entitled to one vote for each share of common stock held.
Note 7. Stock-Based Compensation
Our equity incentive plans provide for granting stock options, restricted stock awards and restricted stock units ("RSUs") to employees, consultants, officers and directors. In addition, we offer an employee stock purchase plan to eligible employees.
Equity Incentive Plans
In September 2007, our board of directors and our stockholders adopted the 2007 Stock Plan (the "2007 Plan"). In March 2018, our board of directors and our stockholders adopted the Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan") with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards and restricted stock units. A total of 12,700,000 shares of common stock are available for issuance under the 2018 Plan. Our compensation committee administers the 2018 Plan. The number of shares of our common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning on August 1, 2018, equal to the least of: (i) 12,700,000 shares of common stock, (ii) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other number of shares determined by our board of directors.
In connection with the IPO, the 2007 Plan was terminated. As of April 30, 2018, a total of 16,935,138 stock options granted under the 2007 Plan remained outstanding. With the establishment of the 2018 Plan, we no longer grant any stock-based awards under the 2007 Plan and any shares underlying stock options that expire or terminate or are forfeited or repurchased by us under the 2007 Plan will be automatically transferred to the 2018 Plan.

Equity incentive awards granted under the 2007 Plan and 2018 Plan, collectively referred to as the "Plans," may be either incentive stock options, nonstatutory stock options , restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants.
Under the Plans, the exercise price of a stock option grant must be not less than 100% of the fair market value of the common stock on the date of grant. Generally, stock options vest over four years with 25% of the option shares vesting one year from the date of grant and the remainder vesting monthly over the remaining vesting term. Stock options granted under the 2018 Plan and 2007 Plan are exercisable over a maximum term of ten years and seven years, respectively, from the date of grant. Stock options that are forfeited or canceled shall become available for future grant or sale under the 2018 Plan.
The following table summarizes the stock option activity under the Plans:

	Shares Available For Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2017	739	15,058	$4.50	5.6	$56,717
Increase in 2007 Plan authorized shares	3,333	—
Increase in 2018 Plan authorized shares	12,700	—
Stock options granted	(5,011)	5,011	$9.96
Stock options exercised	—	(1,708)	$3.05		$11,042
Repurchases of unvested shares	549	—	$6.03
Stock options canceled, forfeited, expired	1,426	(1,426)	$5.70
Balance as of April 30, 2018	13,736	16,935	$6.16	5.5	$401,868
Exercisable as of July 31, 2017		5,907	$3.67	4.9	$27,135
Exercisable as of April 30, 2018		6,020	$4.02	4.4	$155,750
The aggregate intrinsic value of the stock options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the stock options exercised.
The weighted-average grant-date fair value per share of the stock options granted was $3.75 and $2.05 for the nine months ended April 30, 2018 and 2017, respectively.
Employee Stock Purchase Plan
In March 2018, our board of directors and our stockholders adopted the Fiscal Year 2018 Employee Stock Purchase Plan, which became effective upon completion of the IPO. A total of 2,200,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of our common stock available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning on August 1, 2018, equal to the least of: (i) 2,200,000 shares of common stock, (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator may determine. Our compensation committee administers the ESPP.
The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. The first offering period commenced on March 16, 2018 and is scheduled to end on the first trading day on or after June 15, 2020.

The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The initial offering period began on March 16, 2018. As of April 30, 2018, no shares of common stock have been purchased under the ESPP. Stock-based compensation recognized on ESPP was $0.4 million for three and nine months ended April 30, 2018.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions:

Nine Months Ended April 30, 2018
Expected term (in years)	0.8 - 2.3
Expected stock price volatility	30.7% - 36.4%
Risk-free interest rate	2.0% - 2.3%
Dividend yield	0.0%
Early Exercise of Employee Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability and reflected as liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by us in case of employment termination for any reason, including death and disability, at the price paid by the purchaser for such shares.
During the nine months ended April 30, 2018, we issued 179,861 shares of common stock for total proceeds of $0.9 million related to early exercised stock options. During the nine months ended April 30, 2017, we did not issue any shares related to early exercised stock options. As of April 30, 2018 and July 31, 2017, the number of shares of common stock subject to repurchase was 772,782 shares and 1,887,638 shares with an aggregate price of $2.6 million and $8.0 million, respectively.
Notes Receivable
We entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes receivable are presented as contra-equity until the notes are settled.
During the nine months ended April 30, 2018 and 2017, we did not issue any notes receivable. As of April 30, 2018 and July 31, 2017, the carrying amount of the outstanding notes receivable, inclusive of accrued interest, was $2.0 million and $7.9 million, respectively.

During the nine months ended April 30, 2018, we repurchased a total of 548,611 unvested shares of common stock from certain employees upon termination of their employment services. The total repurchase price was $3.3 million, or $6.03 per share, of which $3.1 million was paid in cash and $0.2 million was settled through a cancellation of the related note receivable.
During the nine months ended April 30, 2018, certain borrowers fully repaid their loans totaling $5.7 million, including accrued interest of $0.4 million.
Stock-based Compensation Expense
Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. Beginning with our first quarter of fiscal 2018, upon adoption of ASU 2016-09, we elected to account for forfeitures of awards as incurred instead of estimating the number of awards expected to be forfeited.
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$199	$106	$434	$245
Sales and marketing	1,493	762	3,263	1,998
Research and development	960	306	1,852	5,231
General and administrative	657	412	1,557	862
Total stock-based compensation expense	$3,309	$1,586	$7,106	$8,336
As of April 30, 2018, the unrecognized stock-based compensation cost related to unvested stock options totaled $31.2 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of April 30, 2018, total unrecognized stock-based compensation cost related to the ESPP was $10.0 million, which will be amortized over a weighted-average period of 2.1 years.
Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(8,771)	$(7,562)	$(26,684)	$(22,191)
Accretion of Series C and D redeemable convertible preferred stock	(1,223)	(2,355)	(6,332)	(7,088)
Net loss attributable to common stockholders	$(9,994)	$(9,917)	$(33,016)	$(29,279)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	73,818	29,583	45,047	28,875
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.34)	$(0.73)	$(1.01)

Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	April 30, 2018	April 30, 2017
	(in thousands)
Convertible preferred stock	—	72,501
Stock options	16,935	14,643
Shares subject to repurchase from early exercised stock options	773	1,311
Shares committed under the ESPP	2,085	—
Total	19,793	88,455
Note 9. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 26.9% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
We recorded a provision for income taxes of $0.4 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively, and $1.0 million and $0.6 million for the nine months ended April 30, 2018 and 2017, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which we conduct business. Our U.S. operations have been in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
While we believe our current valuation allowance is sufficient, we assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.
As a result of the adoption of ASU 2016-09 on August 1, 2017, as further discussed in Note 1 to the condensed consolidated financial statements, we recognized a total U.S. federal and state deferred tax asset of $0.9 million for such previously unrecognized excess tax benefits which is offset by our U.S. federal and state valuation allowance. Under ASU 2016-09, the excess tax benefits and deficiencies are recognized in the period in which they occur. In the three and nine months ended April 30, 2018, we recognized an immaterial amount of net excess tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017, imposing a one-time repatriation tax on deemed repatriated earnings and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a fiscal year-end taxpayer, certain provisions of the Tax Act began to impact us during the three months ended January 31, 2018, while other provisions will impact us beginning in fiscal 2019. We have not completed our accounting assessment for the effects of the Tax Act; however, based on our initial assessment, we have determined that the Tax Act did not have a material effect on our condensed consolidated financial statements for the nine months ended April 30, 2018. We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets and we anticipate incurring a loss in fiscal 2018. As such, the remeasurement of the deferred tax assets and related valuation allowance is not expected to have a material impact to our financial statements in fiscal 2018, other than disclosures in our year-end financial statements.
Note 10. Related Party Transactions
In November 2016, we recorded $4.4 million of stock-based compensation expense within research and development expense in the condensed consolidated statements of operations associated with a one-time secondary stock purchase transaction which was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and Lane Bess, a member of our board of directors. We assessed the impact of this transaction as holders of economic interest in our company acquired shares from our employees at a price in excess of fair value of such shares. Accordingly, we recognized such excess value as stock-based compensation expense.
We have entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Refer to Note 7 to our condensed consolidated financial statements for further information.

Note 11. Significant Customers and Geographic Information
Refer to Note 1 to our condensed consolidated financial statements for revenue by geography.
The following table summarizes 10% or more of the total balance of accounts receivable, net:

	April 30, 2018	July 31, 2017
Channel partner A	10%	17%
Channel partner B	16%	10%
Channel partner C	*	15%
Channel partner D	10%	*
Channel partner E	14%	*
* Represents less than 10%.
No single customer accounted for 10% or more of revenue for the three and nine months ended April 30, 2018 and 2017.
Our long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows:

	April 30, 2018	July 31, 2017
	(in thousands)
United States	$16,644	$9,372
Rest of the world	3,797	3,767
Total property and equipment, net	$20,441	$13,139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Prospectus. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2017 is referred to as fiscal 2017 and our fiscal year ending July 31, 2018 is referred to as fiscal 2018.
Overview
Zscaler was incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network as the cloud becomes the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would provide inadequate protection for users and data and an increasingly poor user experience. We pioneered a security cloud that represents a fundamental shift in the architectural design and approach to network security.
Enterprise applications are rapidly moving to the cloud to achieve greater information technology, or IT, agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external SaaS applications for critical business functions and moving their internally managed applications to the public cloud. Enterprise users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
Our security cloud, which is distributed across more than 100 data centers around the world, helps organizations accelerate their IT transformation to the cloud. This enables the secure migration of applications from the corporate data center to the cloud and from a legacy “hub-and-spoke” network to a modern direct-to-cloud architecture. We offer two principal cloud services:
•ZscalerTM Internet Access, or ZIATM, securely connects users to externally managed applications, including SaaS applications and internet destinations, regardless of device, location or network.
•Zscaler Private Access, or ZPATM, offers authorized users secure and fast access to internally managed applications hosted in enterprise data centers or the public cloud.
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2017, we had expanded our operations to over 2,800 customers across every major industry, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 200 of the Forbes Global 2000.

In March 2018, we closed our IPO in which we issued and sold 13,800,000 shares of common stock. The price per share to the public was $16.00. We received aggregate proceeds of $205.3 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of $5.5 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 72,500,750 shares of common stock.
We have experienced significant growth, with revenue increasing from $89.2 million in the nine months ended April 30, 2017 to $134.0 million in the nine months ended April 30, 2018, representing year-over-year revenue growth of 50%. However, we have incurred net losses in all periods since our inception. Our net loss increased from $22.2 million for the nine months ended April 30, 2017 to $26.7 million for the nine months ended April 30, 2018. We expect we will continue to incur net losses for the foreseeable future. Furthermore, we expect our net loss to increase in fiscal 2018 as we increase our investment in our sales and marketing organization to take advantage of our market opportunity, and as we experience an increase in general and administrative expenses as we operate as a newly public company and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. We believe that most enterprises are in the early stages of a broad transformation to the cloud. Organizations are increasingly relying on the internet to operate their businesses, deploying new SaaS applications and migrating internally managed line-of-business applications to the cloud. However, the growing dependence on the internet has increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet and transform their networks, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Since we enable organizations to securely transform to the cloud, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2017 and 2016, we had over 2,800 customers and over 2,450 customers, respectively, across all major geographies. As of July 31, 2017, we had over 200 of the Forbes Global 2000 as customers. Our ability to continue to grow this number will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
Follow-On Sales
We typically expand our relationship with our customers over time. While most of our new customers route all of their internet-bound web traffic through our cloud platform, some of our customers initially use our services for specific users or specific security functionality. We leverage our land-and-expand model with the goal of generating incremental revenue, often within the term of the initial subscription, by increasing sales to our existing customers in one of three ways:

•	expanding deployment of our cloud platform to cover additional users;

•	upgrading to a more advanced Business, Transformation or Secure Transformation suite; and

•	selling a ZPA subscription to a ZIA customer, a ZIA subscription to a ZPA customer, or other features on an a la carte basis.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in our research and development organization, our development efforts to offer new solutions on our platform and to continue dedicating resources to update and upgrade our existing solutions. We also intend to continue to invest significantly in sales and marketing to grow and train our sales force. Although we have a channel sales model, we use a joint sales approach in which our sales force develops relationships directly with our customers. We also are investing in programs to increase recognition of our brand and solutions, including joint marketing activities with our channel partners and strategic partners. In addition, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth, as a result of additional costs associated with ongoing legal matters and related accruals, and in connection with accounting, compliance and investor relations as a public company.
Key Business Metrics and Other Financial Measures
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans and make strategic decisions.
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods.
We calculate our dollar-based net retention rate as follows:
Denominator: To calculate our dollar-based net retention rate as of the end of a reporting period, we first establish the annual recurring revenue, or ARR, from all active subscriptions as of the last day of the same reporting period in the prior fiscal year. This effectively represents recurring dollars that we expect in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior fiscal year.
Numerator: We measure the ARR for that same cohort of customers representing all subscriptions based on confirmed customer orders booked by us as of the end of the reporting period.
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described in this Quarterly Report on Form 10-Q.

	Trailing 12 Months Ended April 30, 2018	Trailing 12 Months Ended April 30, 2017
Dollar-based net retention rate	120%	115%

Calculated Billings
We believe that calculated billings is a key metric to measure our periodic performance. Calculated billings represents our revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.
Calculated billings increased $23.1 million, or 73%, for the three months ended April 30, 2018 over the three months ended April 30, 2017, and $61.2 million, or 61%, for the nine months ended April 30, 2018 over the nine months ended April 30, 2017. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Calculated billings	$54,712	$31,613	$162,187	$101,000
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Gross profit	$39,739	$25,967	$107,626	$69,735
Add: Stock-based compensation expense included in cost of revenue	199	106	434	245
Non-GAAP gross profit	$39,938	$26,073	$108,060	$69,980
Gross margin	81%	79%	80%	78%
Non-GAAP gross margin	81%	79%	81%	78%

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation expense and certain litigation-related expenses. We define non-GAAP operating margin as non-GAAP loss from operations as a percentage of revenue. These excluded litigation-related expenses are professional fees and related costs incurred by us in defending against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Loss from operations	$(9,024)	$(7,561)	$(26,700)	$(22,019)
Add:
Stock-based compensation expense	3,309	1,586	7,106	8,336
Litigation-related expenses	2,836	1,006	6,612	1,526
Non-GAAP loss from operations	$(2,879)	$(4,969)	$(12,982)	$(12,157)
Operating margin	(18)%	(23)%	(20)%	(25)%
Non-GAAP operating margin	(6)%	(15)%	(10)%	(14)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business, and strengthening our financial position.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$8,117	$243	$2,649	$(2,311)
Less: Purchases of property and equipment	(3,963)	(1,878)	(11,008)	(6,291)
Less: Capitalized internal-use software	(474)	(146)	(1,424)	(146)
Free cash flow	$3,680	(1,781)	(9,783)	(8,748)
As a percentage of revenue:
Net cash provided by (used in) operating activities	16%	1%	2%	(3)%
Less: Purchases of property and equipment	(8)%	(6)%	(8)%	(7)%
Less: Capitalized internal-use software	(1)%	—%	(1)%	—%
Free cash flow margin	7%	(5)%	(7)%	(10)%

Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$49,163	$32,964	$134,000	$89,173
Add: Total deferred revenue, end of period	124,806	77,740	124,806	77,740
Less: Total deferred revenue, beginning of period	(119,257)	(79,091)	(96,619)	(65,913)
Calculated billings	$54,712	$31,613	$162,187	$101,000

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% and 98% of our revenue for the three months ended April 30, 2018 and 2017, respectively, and 99% for the nine months ended April 30, 2018 and 2017. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
We generate revenue from contracts with typical durations ranging from one to three years. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. We recognize revenue ratably over the life of the contract. Amounts that have been invoiced are recorded in deferred revenue, or they are recorded in revenue if the revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance represent a significant portion of our short-term and long-term deferred revenue in comparison to invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
We generally experience seasonality in terms of when we enter into agreements with our customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in our second and fourth fiscal quarters. However, because we recognize revenue ratably over the terms of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenue for that period. Any downturn in sales, however, may negatively affect our revenue in future periods. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.

Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, depreciation of our data center equipment, related overhead costs and the amortization of our capitalized internal-use software. Cost of revenue also includes employee-related costs, including salaries, bonuses, stock-based compensation expense and employee benefit costs associated with our customer support and cloud operations organizations. Cost of revenue also includes overhead costs for facilities, IT, and amortization and depreciation expense.
As our customers expand and increase the use of our cloud platform driven by additional applications and connected devices, our cost of revenue will increase due to higher bandwidth and data center expenses. However, we expect to continue to benefit from economies of scale as our customers increase the use of our cloud platform. We intend to continue to invest additional resources in our cloud platform and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, mix of services offered in our solutions, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. We expect our gross profit to increase in absolute dollars and gross margin to remain relatively unchanged over the long-term, although our gross margin could fluctuate from period to period depending on the interplay of all of the above factors.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses. Operating expenses also include overhead costs for facilities, IT and depreciation expense.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in this Quarterly Report on Form 10-Q, as described below under "Critical Accounting Policies and Estimates." We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market and expand our global customer base. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars and to be our largest operating expense category for the foreseeable future. In particular, we will continue to invest in growing and training our sales force, broadening our brand awareness and expanding and deepening our channel partner relationships. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Research and Development
Our research and development expenses support our efforts to add new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification and support, of these solutions. Accordingly, a majority of our research and development expenses result from employee-related costs, including salaries, bonuses and benefits, stock-based compensation expense and costs associated with technology tools used by our engineers. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, as we continue to invest in research and development efforts to enhance the functionality of our cloud platform, improve the reliability, availability and scalability of our platform and access new customer markets. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. These litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, due to additional costs associated with accounting, compliance, insurance and investor relations as we operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Other Income, Net
Other income, net consists primarily of income earned on our cash equivalents, interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options, and foreign currency transaction gains and losses. For more information on these notes receivable, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have not recorded any U.S. federal income tax expense. We have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$49,163	$32,964	$134,000	$89,173
Cost of revenue(1)	9,424	6,997	26,374	19,438
Gross profit	39,739	25,967	107,626	69,735
Operating expenses:
Sales and marketing(1)	29,892	20,689	83,930	55,601
Research and development(1)	9,907	7,778	27,899	24,952
General and administrative(1)	8,964	5,061	22,497	11,201
Total operating expenses	48,763	33,528	134,326	91,754
Loss from operations	(9,024)	(7,561)	(26,700)	(22,019)
Other income, net	610	183	1,019	379
Loss before income taxes	(8,414)	(7,378)	(25,681)	(21,640)
Provision for income taxes	357	184	1,003	551
Net loss	$(8,771)	$(7,562)	$(26,684)	$(22,191)
_____
(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$199	$106	$434	$245
Sales and marketing	1,493	762	3,263	1,998
Research and development	960	306	1,852	5,231
General and administrative	657	412	1,557	862
Total stock-based compensation expense	$3,309	$1,586	$7,106	$8,336

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	19%	21%	20%	22%
Gross margin	81%	79%	80%	78%
Operating expenses
Sales and marketing	61%	63%	62%	62%
Research and development	20%	24%	21%	28%
General and administrative	18%	15%	17%	13%
Total operating expenses	99%	102%	100%	103%
Operating margin	(18)%	(23)%	(20)%	(25)%
Other income, net	1%	1%	1%	1%
Loss before income taxes	(17)%	(22)%	(19)%	(24)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(18)%	(23)%	(20)%	(25)%
Comparison of the Three Months Ended April 30, 2018 and 2017
Revenue

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Revenue	$49,163	$32,964	$16,199	49%
Revenue increased by $16.2 million, or 49%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017. The increase in revenue was attributable to the addition of new customers, which contributed $9.0 million, as we increased our customer base by 15% from April 30, 2017 to April 30, 2018. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 120% for the trailing 12 months ended April 30, 2018.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue	$9,424	$6,997	$2,427	35%
Gross margin	81%	79%
Cost of revenue increased by $2.4 million, or 35%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $1.0 million for data center expenses related to hosting and operating of our cloud platform, for our expanded customer base and an increase in employee-related costs of $0.6 million, including an increase of $0.1 million in stock-based compensation expense, driven by a 25% increase in headcount in our customer support and cloud operations organizations from April 30, 2017 to April 30, 2018. The remainder of the increase was primarily attributable to increased expenses of $0.4 million for facility costs and $0.1 million in depreciation and amortization expense.

Gross margin increased from 79% during the three months ended April 30, 2017 to 81% during the three months ended April 30, 2018. The increase in gross margin was driven by an increase in revenue and was also due in part to the increased efficiency of our technology, infrastructure and data centers enabled by technological improvements, even as our customers expanded their use of our cloud platform.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$29,892	$20,689	$9,203	44%
Sales and marketing expenses increased by $9.2 million, or 44%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017. The increase was primarily driven by $8.2 million in increased employee-related costs, including an increase of $1.3 million in sales commission expense and $0.7 million in stock-based compensation expense, driven by a 34% increase in headcount in our sales and marketing organization from April 30, 2017 to April 30, 2018.
Research and Development Expenses

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$9,907	$7,778	$2,129	27%
Research and development expenses increased by $2.1 million, or 27%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by $2.3 million in increased employee-related costs, including an increase of $0.7 million in stock-based compensation expense, driven by a 19% increase in headcount from April 30, 2017 to April 30, 2018, partially offset by decreased expenses of $0.4 million as a result of higher capitalized internal-use software development costs.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
General and Administrative	$8,964	$5,061	$3,903	77%
General and administrative expenses increased by $3.9 million, or 77%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017. The increase was primarily driven by $2.2 million in increased legal expenses related to ongoing legal matters and related accruals. The remainder of the increase was primarily driven by $1.5 million in employee-related costs, including an increase of $0.2 million in stock-based compensation expense, driven by a 53% increase in headcount from April 30, 2017 to April 30, 2018, as we transitioned to being a public company.

Other Income, Net

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Other income, net	$610	$183	$427	233%
Other income, net increased by $0.4 million, or 233%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017. The increase was primarily driven by increased interest income earned from our investments in money market funds, as a result of additional cash received from the IPO.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$357	$184	$173	94%
Our provision for income taxes increased by $0.2 million, or 94%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017, primarily related to income taxes in the foreign jurisdictions in which we operate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017, imposing a one-time repatriation tax on deemed repatriated earnings and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. We have not completed our accounting assessment for the effects of the Tax Act; however, based on our initial assessment, we have determined that the Tax Act did not have a material impact on our consolidated financial statements upon effectiveness and in our third fiscal quarter ending April 30, 2018. We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets and we anticipate incurring a loss in fiscal 2018. As such, the remeasurement of the deferred tax assets and related valuation allowance is not expected to have a material impact to the financial statements in fiscal 2018, other than disclosures in our year-end financial statements.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 26.9% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
While we believe our current valuation allowance is sufficient, we assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.

Comparison of the Nine Months Ended April 30, 2018 and 2017
Revenue

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Revenue	$134,000	$89,173	$44,827	50%
Revenue increased by $44.8 million, or 50%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. The increase in revenue was attributable to the addition of new customers, which contributed $20.3 million, as we increased our customer base by 15% from April 30, 2017 to April 30, 2018. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 120% for the trailing 12 months ended April 30, 2018.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue	$26,374	$19,438	$6,936	36%
Gross margin	80%	78%
Cost of revenue increased by $6.9 million, or 36%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was due to an increase of $2.4 million for data center expenses related to hosting and operating of our cloud platform, as a result of our expanded customer base and an increase in employee-related costs of $1.8 million, including an increase of $0.2 million in stock-based compensation expense, driven by a 25% increase in headcount in our customer support and cloud operations organizations from April 30, 2017 to April 30, 2018. The remainder of the increase was primarily attributable to increased expenses of $0.9 million for facility costs, $0.6 million in depreciation and amortization expense and $0.4 million expenses related to third-party consulting services.
Gross margin increased from 78% during the nine months ended April 30, 2017 to 80% during the nine months ended April 30, 2018. The increase in gross margin was driven by an increase in revenue and was also due in part to the increased efficiency of our technology, infrastructure and data centers enabled by technological improvements, even as our customers expanded their use of our cloud platform.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$83,930	$55,601	$28,329	51%
Sales and marketing expenses increased by $28.3 million, or 51%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. The increase was primarily driven by $23.8 million in increased employee-related costs, including an increase of $4.5 million in sales commission expenses and $1.3 million in stock-based compensation expense, driven by a 34% increase in headcount in our sales and marketing organization from April 30, 2017 to April 30, 2018. The remainder of the increase was primarily attributable to increased expenses of $3.0 million for facility costs and $1.4 million in training and conferences.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$27,899	$24,952	$2,947	12%
Research and development expenses increased by $2.9 million, or 12%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017 as we continued to develop and enhance the functionality of our cloud platform. Research and development expenses in the nine months ended April 30, 2017 included $4.4 million in stock-based compensation expense recognized in November 2016 associated with a one-time secondary stock purchase transaction executed between certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a member of our board of directors. Refer to Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. Excluding this transaction, the increase in research and development expenses was primarily driven by $6.8 million in increased employee-related costs, including an increase of $1.0 million in stock-based compensation expense, driven by a 19% increase in headcount from April 30, 2017 to April 30, 2018. The remainder of the increase was primarily attributable to increased expenses of $0.6 million related to third-party consulting services and $0.5 million for facility costs, partially offset by decreased expenses of $1.2 million as a result of higher capitalized internal-use software development costs.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
General and administrative	$22,497	$11,201	$11,296	101%
General and administrative expenses increased by $11.3 million, or 101%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. The increase was driven by $5.8 million in increased legal expenses related to ongoing legal matters and related accruals, including $0.7 million related to our ongoing legal proceeding with Finjan, as further discussed in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The remainder of the increase was primarily driven by $4.7 million in employee-related costs, including an increase of $0.7 million in stock-based compensation expense, driven by a 53% increase in headcount from April 30, 2017 to April 30, 2018, as we transitioned to being a public company.
Other Income, Net

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Other income, net	$1,019	$379	$640	169%
Other income, net increased by $0.6 million, or 169%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. The increase was primarily driven by increased interest income earned from our investments in money market funds, as a result of additional cash received from the IPO.

Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$1,003	$551	$452	82%
Our provision for income taxes increased by $0.5 million, or 82%, for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017, primarily related to income taxes in the foreign jurisdictions in which we operate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. For further information, refer to above discussion under "Comparison of the Three Months Ended April 30, 2018 and 2017."

Liquidity and Capital Resources
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. As of April 30, 2018, we have reclassified $5.5 million of offering costs into stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. Prior to our IPO, we had financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.
As of April 30, 2018, we had cash and cash equivalents of $287.4 million, of which $267.2 million relates to cash equivalents. Our cash equivalents consist of highly liquid investments in money market funds, including overnight investments.
We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $189.1 million as of April 30, 2018, and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2018, we had deferred revenue of $124.8 million, of which $111.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$2,649	$(2,311)
Net cash used in investing activities	$(12,432)	$(6,437)
Net cash provided by financing activities	$209,248	$3,271

Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2018 was $2.6 million, which resulted from a net loss of $26.7 million, adjusted for non-cash charges of $22.6 million and net cash inflows of $6.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.8 million for depreciation and amortization expense, $9.4 million for amortization of deferred contract acquisition costs and $7.1 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $28.2 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $4.3 million increase in accounts payable, accrued compensation and accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from an $21.2 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.3 million increase in prepaid expenses and other assets and a $1.2 million increase in accounts receivable due to increased billings from our growing customer base which resulted in an overall increased accounts receivable balance.
Net cash used in operating activities during the nine months ended April 30, 2017 was $2.3 million, which resulted from a net loss of $22.2 million, adjusted for non-cash charges of $19.3 million and net cash inflows of $0.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.0 million for depreciation and amortization expense, $6.0 million for amortization of deferred contract acquisition costs and $8.3 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $11.8 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $1.6 million increase in accounts payable, accrued compensation and accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from an $11.7 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions and a $1.4 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2018 and 2017 of $12.4 million and $6.4 million, respectively, resulted primarily from investments in capital expenditures for our cloud platform.
Financing Activities
Net cash provided by financing activities of $209.2 million during the nine months ended April 30, 2018 was primarily attributable to $205.3 million in proceeds from the completion of our IPO, net of underwriters’ discounts and commissions, $5.3 million in proceeds from repayments of notes receivable for the exercise of stock options, $4.3 million in proceeds from the exercise of stock options and $0.9 million in proceeds from early exercised stock options. Proceeds were partially offset by $3.1 million payments for repurchases of common stock related to early exercised stock options and $3.6 million in payments of offering costs related to our IPO.
Net cash provided by financing activities of $3.3 million during the nine months ended April 30, 2017 was primarily due to $1.9 million in proceeds from repayments of notes receivable for the exercise of stock options and $1.4 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as April 30, 2018:

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
			(in thousands)
Operating leases	$7,547	$3,112	$4,435	$—	$—
Data center contracts	9,989	5,003	4,763	223	—
Non-cancelable purchase obligations	10,720	9,441	1,249	30	—
Total contractual obligations	$28,256	$17,556	$10,447	$253	$—
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
Our significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in the Prospectus. There have been no significant changes to these policies for the nine months ended April 30, 2018, except as described in Note 1. Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements
Refer to Note 1. Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of April 30, 2018, we had cash and cash equivalents of $287.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings
Symantec
We are currently involved in legal proceedings with Symantec. On December 12, 2016, Symantec filed a complaint, which we refer to as Symantec Case 1, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,279,113, 7,203,959 ("’959 patent"), 7,246,227 ("’227 patent"), 7,392,543, 7,735,116 ("'116 Patent"), 8,181,036 and 8,661,498. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. We believe our technology does not infringe Symantec’s asserted patents and that Symantec’s patents are invalid. On August 2, 2017, the court granted our motion to transfer Symantec Case 1 from the District of Delaware to the Northern District of California. On March 23, 2018, the Northern District of California court granted our motion to dismiss the asserted claims of the ’959 and ’227 patents as invalid based on unpatentable subject matter. We have also filed a motion seeking a judgment that the asserted claims of the ’116 patent are invalid as claiming unpatentable subject matter. The Markman claim construction hearing for Symantec Case 1 is scheduled for July 31, 2018.
On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658 ("’658 patent"), 7,360,249, 7,587,488 ("’488 patent"), 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
On June 22, 2017, Symantec filed a notice of voluntary dismissal of its complaint in Symantec Case 2 along with a new complaint alleging infringement of the same patents and adding Symantec Limited as a plaintiff and alleging willful infringement of the ’429 and ’446 patents.  On July 31, 2017, the court granted our motion to transfer Symantec Case 2 from the District of Delaware to the Northern District of California. On May 21, 2018, Symantec filed an amended complaint adding allegations of willful infringement of all of the asserted patents in Symantec Case 2.  We believe our technology does not infringe Symantec’s asserted patents and that Symantec’s patents are invalid. We have filed a motion to dismiss the ’658, ’429, ’446 and ’488 patents as invalid based on unpatentable subject matter. The Markman claim construction hearing for Symantec Case 2 is scheduled for March 19, 2019.
We have also received letters from Symantec alleging that our "cloud security platform" infringes U.S. Patent Nos. 7,031,327, 7,496,661, 7,543,036 and 7,624,110. We believe that our technology does not infringe Symantec’s asserted patents and that these patents are invalid.
Should Symantec prevail with its infringement allegations, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise disposing of our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter distributors from selling or licensing our services, and dissuade potential customers from purchasing our services, which would also materially harm our business. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. In addition, any public announcements of the results of any proceedings in Symantec Case 1 or

Case 2 could be negatively perceived by industry or financial analysts and investors, and could cause our stock price to experience volatility or decline.
We have not recorded a liability with respect to Symantec Case 1 or Case 2 based on our determination that a loss in either case is not probable under the applicable accounting standards.
We are vigorously defending Symantec Case 1 and Case 2. We are unable to predict the likelihood of success of Symantec’s infringement claims.
Finjan
We are currently involved in legal proceedings with Finjan. On December 5, 2017, Finjan filed a complaint, in the U.S. District Court for the Northern District of California alleging that Zscaler’s "Internet Access Bundles," "Private Access Bundle," "Zscaler Enforcement Node," "Secure Web Gateway," "Cloud Firewall," "Cloud Sandbox" and "Cloud Architecture products and services" infringe U.S. Patent Nos. 6,804,780, 7,647,633, 8,677,494 and 7,975,305. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. We believe our technology does not infringe Finjan’s asserted patents and that Finjan’s patents are invalid. The Markman claim construction hearing for the Finjan Case is scheduled for December 11, 2018.
Should Finjan prevail with its infringement allegations, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise disposing of our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter distributors from selling or licensing our services, and dissuade potential customers from purchasing our services, which would also materially harm our business. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. In addition, any public announcements of the results of any proceedings in this matter could be negatively perceived by industry or financial analysts and investors, and could cause our stock price to experience volatility or decline.
While the range of potential loss resulting from the lawsuit cannot be reasonably estimated, we have accrued a total liability of $3.2 million as of April 30, 2018 related to past negotiations with Finjan.
We are vigorously defending this lawsuit. Given the early stage in the litigation, we are unable to predict the likelihood of success of Finjan’s infringement claims.
Other
In addition, from time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Except as otherwise described above, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results or operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $35.5 million and $27.4 million for fiscal 2017 and 2016, respectively. As of July 31, 2017 we had an accumulated deficit of $162.0 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
If organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected.
Cloud technologies are still evolving, and it is difficult to predict customer demand and adoption rates for our solutions or cloud-based offerings generally. We believe that our cloud platform offers superior protection to our customers, who are becoming increasingly dependent on the internet as they move their applications and data to the cloud. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. However, traditional on-premises security appliances are entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict market acceptance of our cloud platform, or the development of competing products or services based on other technologies. If we fail to achieve market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.

If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our product, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (typically ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions.
Our future success also depends in part on the rate at which our current customers add additional users or services to their subscriptions, which is driven by a number of factors, including customer satisfaction with our services, customer security and networking issues and requirements, general economic conditions and customer reaction to the price per additional user or of additional services. If our efforts to expand our relationship with our existing customers are not successful, our business may materially suffer.

We face intense and increasing competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new and improvements of existing products and services. Our business model of delivering security through the cloud rather than legacy on-premises appliances is still relatively new and has not yet gained widespread market traction. Moreover, we compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and are also seeking to introduce cloud-based services that have functionality similar to our cloud platform. We expect competition to increase as other established and emerging companies enter the security solutions market, in particular with respect to cloud-based security solutions, as customer requirements evolve and as new products, services and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
Our competitors and potential competitors include:

•
independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Symantec Corporation, which offer a broad mix of network and endpoint security products;

•	large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., which offer security appliances and incorporate security capabilities in their networking products;

•
companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.), F5 Networks, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and virtual private network vendors; and

•	other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories and larger customer bases;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel partners and customers;

•	greater customer support resources;

•	greater resources to make acquisitions and enter into strategic partnerships;

•	lower labor and research and development costs;

•	larger and more mature intellectual property rights portfolios; and

•	substantially greater financial, technical and other resources.

Our competitors may be successful in convincing IT decision makers that legacy appliance-based security products are sufficient to meet their security needs and provide security performance that competes with our cloud platform. Accordingly, these IT decision makers may continue allocating their information technology budgets to legacy appliance-based products and may not adopt our cloud platform. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
Our larger competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our services, including through selling at zero or negative margins, offering concessions, bundling products or maintaining closed technology platforms. Many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market more quickly than we can or to convince organizations that these limited products meet their needs.
Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products, services and technologies that compete with our cloud platform. In addition, large companies with substantial communications infrastructure, such as global telecommunications services provider partners or public cloud providers, could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.
 We have experienced rapid revenue and other growth in recent periods, which may not be indicative of our future performance.
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users and internet traffic on our cloud platform has increased rapidly in recent years. You should not consider our recent growth in these areas as indicative of our future performance. While we expect to continue to expand our operations and to increase our headcount significantly in the future, both domestically and internationally, our growth may not be sustainable. In particular, our recent revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations would be harmed.
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:

•	effectively attracting, training and integrating a large number of new employees, particularly members of our sales and management teams;

•	further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;

•
enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners, customers and users; and

•	appropriately documenting and testing our IT systems and business processes.
These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of our cloud platform and key business systems and comply with the rules and regulations applicable to public companies could be impaired, the quality of our platform and services could suffer and we may not be able to adequately address competitive challenges.
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We were incorporated in 2007, with much of our growth occurring in recent years. As a result, our business model has not been fully proven, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. While we have continued to develop our solutions to incorporate multiple security and compliance applications into a single purpose-built, multi-tenant, distributed cloud security platform, we have encountered and will continue to encounter risks and uncertainties frequently experienced by rapidly growing companies in developing markets, including our ability to achieve broad market acceptance of our cloud platform, attract additional customers, grow partnerships, withstand increasing competition and manage increasing expenses as we continue to grow our business. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the market for network security solutions, our operating and financial results could differ materially from our expectations and our business could suffer.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	broad market acceptance and the level of demand for our cloud platform;

•	our ability to attract new customers, particularly large enterprises;

•	our ability to retain customers and expand their usage of our platform, particularly our largest customers;

•	our ability to successfully expand internationally and penetrate key markets;

•	the effectiveness of our sales and marketing programs;

•	the length of our sales cycle, including the timing of renewals;

•	technological changes and the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns for IT spending;

•	the quality and level of our execution of our business strategy and operating plan;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	changes in the legislative or regulatory environment;

•	the impact and costs related to the acquisition of businesses, talent, technologies or intellectual property rights; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we generally experience seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second and fourth quarters of our fiscal year. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one to three years. We expect that seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of industry or financial analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If the delivery of our services to our customers is interrupted or delayed for any reason, our business could suffer.
Any interruption or delay in the delivery of our services will negatively impact our customers. Our solutions are deployed via the internet, and our customers’ internet traffic is routed through our cloud platform. Our customers depend on the continuous availability of our cloud platform to access the internet, and our services are designed to operate without interruption in accordance with our service level commitments. If our entire platform were to fail, customers and users could lose access to the internet until such disruption is resolved or customers deploy disaster recovery options that allow them to bypass our cloud platform to access the internet. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted internet access and have a low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, service disruptions and other performance problems due to a variety of factors.
The following factors, many of which are beyond our control, can affect the delivery and availability of our services and the performance of our cloud:

•	the development and maintenance of the infrastructure of the internet;

•	the performance and availability of third-party telecommunications services with the necessary speed, data capacity and security for providing reliable internet access and services;

•
decisions by the owners and operators of the data centers where our cloud infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;

•
the occurrence of earthquakes, floods, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;

•	cyberattacks, including denial of service attacks, targeted at us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;

•	failure by us to maintain and update our cloud infrastructure to meet our traffic capacity requirements;

•	errors, defects or performance problems in our software, including third-party software incorporated in our software, which we use to operate our cloud platform;

•	improper classification of websites by our vendors who provide us with lists of malicious websites;

•	improper deployment or configuration of our services;

•	the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network; and

•	the failure of our disaster recovery and business continuity arrangements.
The occurrence of any of these factors, or if we are unable to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers or otherwise materially harm our business, results of operations and financial condition.

In addition, we provide our services through a cloud-based inline proxy, and some governments, third-party products, websites or services may block proxy-based traffic under certain circumstances. For example, vendors may attempt to block traffic from our cloud platform or blacklist our IP addresses because they cannot identify the source of the proxy-based traffic. Our competitors may use this as an excuse to block traffic from their solutions or blacklist our IP addresses, which may result in our customers’ traffic being blocked from our platform. If our customers experience significant instances of traffic blockages, they will experience reduced functionality or other inefficiencies, which would reduce customer satisfaction with our services and likelihood of renewal.
The actual or perceived failure of our cloud platform to block malware or prevent a security breach could harm our reputation and adversely impact our business, financial condition and results of operations.
Our cloud platform may fail to detect or prevent security breaches for any number of reasons. Our cloud platform is complex and may contain performance issues that are not detected until after its deployment. We also provide frequent solution updates and fundamental enhancements, which increase the possibility of errors, and our reporting, tracking, monitoring and quality assurance procedures may not be sufficient to ensure we detect any such defects in a timely manner. The performance of our cloud platform can be negatively impacted by our failure to enhance, expand or update our cloud platform, errors or defects in our software, improper classification of websites by our vendors who provide us with lists of malicious websites, improper deployment or configuration of our services and many other factors.
In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, if a high profile security breach occurs with respect to another cloud services provider, our customers and potential customers may lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, companies are subject to a wide variety of attacks on their networks and systems, including traditional computer hackers, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware, and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
From time to time, industry or financial analysts and research firms test our solutions against other security products. Our services may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry or financial analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our services do not provide significant value, our reputation and business could be materially harmed.

Any real or perceived flaws in our cloud platform or any real or perceived security breaches of our customers could result in:

•	a loss of existing or potential customers or channel partners;

•	delayed or lost sales and harm to our financial condition and results of operations;

•	a delay in attaining, or the failure to attain, market acceptance;

•
the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual or perceived security breach;

•	negative publicity and damage to our reputation and brand; and

•
legal claims and demands (including for stolen assets or information, repair of system damages, and compensation to customers and business partners), litigation, regulatory inquiries or investigations and other liability.

Any of the above results could materially and adversely affect our business, financial condition and results of operations.
If our global network of data centers which deliver our services was damaged or otherwise failed to meet the requirement of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 100 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.

Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 47% and 46% of our revenue for fiscal 2017 and 2016, respectively, and 42% and 47% of our revenue for the nine months ended April 30, 2018 and 2017, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our reputation as a provider of high-quality security solutions is critical to our relationship with our existing customers and channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features and solutions for our cloud platform and our ability to successfully differentiate our platform from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry or financial analysts often provide reviews of our platform, as well as products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our channel partners’ services. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new markets and more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential customers, all of which would materially and adversely affect our business, results of operations and financial condition.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of these talented sales personnel in both the U.S. and international markets. In particular, in the near term, we expect to expand our sales and marketing organization significantly. New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and future growth prospects will be materially and adversely affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle.
Our sales force develops relationships directly with our customers, and together with our channel account teams, works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized.
Sales to larger customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, which can act as a disincentive to our sales team to pursue these larger customers. These risks include:

•	competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers;

•	increased purchasing power and leverage held by larger customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support obligations; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solutions.

The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially and adversely affect our business and operating results.
If we fail to develop or introduce new enhancements to our cloud platform on a timely basis, our ability to attract and retain customers, remain competitive and grow our business could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize revenue from customers ratably over the terms of their subscription, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly and monthly in advance, which will also affect our financial position in any given period. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our internal systems, networks or data. In addition, the functionality of our platform may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Companies are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and systems, which, in turn, could lead to litigation, governmental audits and investigations and significant legal fees, and could damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers.
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business.
If our cloud platform does not interoperate with our customers’ network and security infrastructure or with third-party products, websites or services, our cloud platform may become less competitive and our results of operations may be harmed.
Our cloud platform must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security services to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols, such as HTTP/2, are introduced, we may have to update or enhance our cloud platform to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our cloud platform with our customers’ network and security infrastructures, our customers may not be able to fully utilize our solutions, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our services, which would materially harm our business, operating results and financial condition.

We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service and our business could suffer.
Our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our cloud platform. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, refunds. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our balance sheet for such commitments. Our revenue, other results of operations and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support, including the quality of the support provided on our behalf by certain channel partners. Failure to maintain high-quality customer support could have an adverse effect on our business, financial condition and results of operations.
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers will be adversely affected. We believe that successfully delivering our cloud solution requires a particularly high level of customer support and engagement. We or our channel partners must successfully assist our customers in deploying our cloud platform, resolving performance issues, addressing interoperability challenges with a customer’s existing network and security infrastructure and responding to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.

We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. For example, William Welch recently resigned as our chief operating officer. If we are unable to effectively replace him or manage his responsibilities on an interim basis, particularly with respect to our sales activities, our business and results of operations could be materially and adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

We incorporate technology from third parties into our cloud platform, and our inability to obtain or maintain rights to the technology could harm our business.
We license software and other technology from third parties that we incorporate into or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy, we plan to open our cloud security platform to third-party developers and applications to further extend its functionality. We cannot be certain that such efforts to grow our business will be successful.
Some of our technology incorporates "open source" software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our solutions incorporate software licensed by third parties under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. In addition, by the terms of some open source licenses, under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise be limited in the licensing of our services, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solutions and could reduce or eliminate the value of our services. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to release certain of our proprietary source code under open source licenses, pay monetary damages, seek licenses from third parties to continue offering our services on terms that are not economically feasible or be subject to injunctions that could require us to discontinue the sale of our services if re-engineering could not be accomplished on a timely basis. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective.
Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition, by, among other things:

•	resulting in time-consuming and costly litigation;

•	diverting management’s time and attention from developing our business;

•	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	causing delays in the deployment of our platform or service offerings to our customers;

•	requiring us to stop offering certain services on or features of our platform;

•	requiring us to redesign certain components of our platform using alternative non-infringing or non-open source technology, which could require significant effort and expense;

•	requiring us to disclose our software source code and the detailed program commands for our software; and

•	requiring us to satisfy indemnification obligations to our customers.
We rely on third parties for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third parties to provide many essential financial and operational services to support our business. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations.
 We rely on a limited number of suppliers for certain components of the equipment we use to operate our cloud platform, and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our global data center network or replace defective equipment in our existing data centers.
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.

Claims by others that we infringe their proprietary technology or other rights, such as the lawsuits filed by Symantec Corporation, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us. In addition, future litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile, including as a result of becoming a public company, the possibility of intellectual property rights claims against us grows. Third parties have asserted in the past and may in the future assert claims of infringement of intellectual property rights against us and these claims, even without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our services. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.
For example, we are currently involved in legal proceedings with Symantec and Finjan. For additional details, see Part II, Item 1 - Legal Proceedings. We are vigorously defending ourselves against these claims; however, we cannot assure you that we will be successful in defending against these lawsuits or any future allegations of infringement. Given the early stage in these lawsuits, we are unable to predict the likelihood of success in defending against these infringement claims. If we are not successful, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise offering our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms even if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, these lawsuits, and any other third-party infringement claims, could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in these or other third-party infringement claims could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.

As the number of products and competitors in our market increases and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Our insurance may not cover intellectual property rights infringement claims. Third parties have in the past and may in the future also assert infringement claims against our customers or channel partners, with whom our agreements may obligate us to indemnify against these claims. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such employees have divulged proprietary or other confidential information to us.
In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; or we may agree to a settlement that prevents us from offering certain services or features; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time, during which we could be unable to continue to offer our affected services or features, effort and expense and may ultimately not be successful.
From time to time, the U.S. Supreme Court, other U.S. federal courts and the U.S. Patent and Trademark Appeals Board, and their foreign counterparts, have made and may continue to make changes to the interpretation of patent laws in their respective jurisdictions. We cannot predict future changes to the interpretation of existing patent laws or whether U.S. or foreign legislative bodies will amend such laws in the future. Any changes may lead to uncertainties or increased costs and risks surrounding the outcome of third-party infringement claims brought against us and the actual or enhanced damages, including treble damages, that may be awarded in connection with any such current or future claims and could have a material adverse effect on our business and financial condition.
Any of these events could materially and adversely harm our business, financial condition and results of operations.
We may become involved in other litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
We believe our intellectual property is an essential asset of our business, and our success and ability to compete depend in part upon protection of our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights, all of which provide only limited protection. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and our patents, trademarks and copyrights may be held invalid or unenforceable. Moreover, we cannot assure you that any patents will be issued with respect to our currently pending patent applications in a manner that gives us adequate defensive protection or competitive advantages, or that any patents issued to us will not be challenged, invalidated or circumvented. We have filed for patents in the United States and in certain non-U.S. jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, we may need to expend additional resources to defend our intellectual property rights in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Our currently issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Additionally, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and to maintain issued patents. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could materially harm our business, operating results, financial condition and prospects.
We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, either of which could harm our business, operating results and financial condition. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or distinguish our services from those of our competitors or that our competitors will not independently develop similar technology, duplicate any of our technology, or design around our patents.
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.
We derive a portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on our successful procurement of additional public sector customers. However, demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial risks, including the following:

•
selling to government agencies can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•
U.S. or other government certification requirements applicable to our cloud platform, including the Federal Risk and Authorization Management Program, are often difficult and costly to obtain and maintain and failure to do so will restrict our ability to sell to government customers;

•	government demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations; and

•
governments routinely investigate and audit government contractors’ administrative processes and any unfavorable audit could result in fines, civil or criminal liability, further investigations, damage to our reputation and debarment from further government business.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business and operating results.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers in the public sector or negatively impact our ability to contract with the public sector.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing privacy and data protection laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

•	investigations, enforcement actions and sanctions;

•	mandatory changes to our cloud platform;

•	disgorgement of profits, fines and damages;

•	civil and criminal penalties or injunctions;

•	claims for damages by our customers or channel partners;

•	termination of contracts;

•	loss of intellectual property rights; and

•	temporary or permanent debarment from sales to government organizations.
If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, operating results and financial condition.
We endeavor to properly classify employees as exempt versus non-exempt under applicable law. Although there are no pending or threatened material claims or investigations against us asserting that some employees are improperly classified as exempt, the possibility exists that some of our current or former employees could have been incorrectly classified as exempt employees.

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice, or DOJ, and the General Services Administration, or GSA, have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, operating results, financial condition and prospects.
These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages from our channel partners or customers, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business and operating results.
If we were not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
Personal privacy, data protection, information security and other telecommunications regulations are significant issues in the United States, Europe and in other jurisdictions where we offer our solutions. The regulatory framework for privacy and security matters is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies.
The U.S. federal government, and various state and foreign governments, have adopted or proposed limitations on the collection, distribution, use and storage of personally identifiable information of individuals. Laws and regulations outside the United States, and particularly in Europe, often are more restrictive than those in the United States. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personally identifiable information for certain purposes. In addition, some foreign governments require that any personally identifiable information collected in a country not be disseminated outside of that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Commission recently adopted the General Data Protection Regulation, effective in May 2018, that supersedes former EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. Further, China and Russia, countries in which we offer our solutions, recently enacted legislation prohibiting certain technologies, and it is not clear how broadly such prohibitions will be interpreted or applied in relation to our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the security features and services that our customers expect from our solutions. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business and operating results.
We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act 2010 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and these third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially harm our reputation, business, results of operations and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and operate our cloud platform or could limit our customers’ ability to access or use our services in those countries.
Although we take precautions to prevent our services from being provided in violation of such laws, our services may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform, or changes in export, sanctions and import laws, could delay the introduction and sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform could materially and adversely affect our business, results of operations and financial condition.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 54% and 56% of our revenue from our international customers for fiscal 2017 and 2016, respectively. As of July 31, 2017, approximately 52% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

•	political, economic and social uncertainty;

•	unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•
greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, and any applicable trade regulations ensuring fair trade practices;

•	requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in identifying, attracting and retaining local qualified personnel, and the costs and expenses associated with such activities;

•	differing employment practices and labor relations issues;

•	difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations; and

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, including the British Pound, Indian Rupee and Euro, and related impact on sales cycles.
As we continue to develop and grow our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business.
Our failure to raise additional capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.
Adverse economic conditions or reduced IT security spending may adversely impact our revenue and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on IT networking and security solutions. Our business depends on the overall demand for these solutions and on the economic health and general willingness of our current and prospective customers to purchase our security services. Weak economic conditions, or a reduction in IT security spending, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near term.
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our cloud platform and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Select Market, or Nasdaq. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly; and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal controls over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in the reports that we will file with the U.S. Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our stock.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the British Pound, Indian Rupee and Euro, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be materially and adversely affected.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, President Trump signed into law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a modified territorial system. We continue to examine the impact this tax reform legislation may have on our business, and the new tax law could have material adverse impacts on our business, cash flows, results of operations or financial conditions.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales because we have been advised that such taxes are not applicable to our services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may materially and adversely affect our operating results.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
We are expanding our international operations and staff to support our business in international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2017, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $150.0 million and $68.3 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carryforwards will begin to expire in 2024. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. Although, we did not experience an ownership change in connection with the IPO, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
We have not yet determined the consequences to our business of the Tax Act, which could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. For example, the new tax laws impose an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017, creating the risk that net operating losses generated in the future could expire unused and be unavailable to offset future income tax liabilities.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our operating results, financial condition and prospects.
Our business strategy may, from time to time, include acquiring other complementary solutions, technologies or businesses. In order to expand our security offerings and features, we also may enter into relationships with other businesses, which could involve preferred or exclusive licenses, additional channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult and costly, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we cannot assure you that these transactions, once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and services, personnel or operations of companies that we may acquire, particularly if the key personnel of an acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or using or continuing the development of the acquired technologies. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition and prospects.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, specifically related to our adoption of the new revenue recognition standard; allowance for doubtful accounts; valuation of common stock options; useful lives of property and equipment; the period of benefit generated from our deferred contract acquisition costs; loss contingencies related to litigation; and valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Upon completion of our IPO in March 2018, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 60.9% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 22.5% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to one billion shares of common stock and up to two hundred million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors, chief executive officer or president (in the absence of a chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
The market price of our common stock may be volatile, and you could lose all or part of your investment.
There was no public market for our common stock prior to the IPO. The market price of our common stock following the IPO has fluctuated substantially and may fluctuate significantly in the future in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated changes or fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	price and volume fluctuations in the overall stock market from time to time;

•	volume fluctuations in the trading of our common stock from time to time;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;

•
failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	any major changes in our management or our board of directors, particularly with respect to Mr. Chaudhry;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Substantially all of our common stock, or securities exercisable for or convertible into our common stock outstanding immediately prior to the IPO, are subject to lock-up or market stand-off agreements. When the lock-up period expires on September 11, 2018, we and our security holders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, following our IPO, holders of an aggregate of up to 72,500,750 shares of our common stock, based on shares outstanding as of April 30, 2018, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws;

•	any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company" as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From February 1, 2018 through March 15, 2018, we issued and sold to our employees and non-employees an aggregate of 594,418 unregistered shares of common stock upon the exercise of options issued under our 2007 Plan at exercise prices ranging from $0.06 to $5.82 per share, for an aggregate exercise price of $1.8 million.
We believe these transactions were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Zscaler.
Use of Proceeds from Public Offering of Common Stock
On March 20, 2018, we closed our initial public offering, in which we sold 13,800,000 shares of common stock at a price to the public of $16.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223072), which was declared effective by the SEC on March 15, 2018. We raised $205.3 million in net proceeds after deducting underwriters’ discounts and commissions of $15.5 million and before deducting offering expenses incurred by us. As of April 30, 2018, we have reclassified approximately $5.5 million of offering costs into stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The managing underwriters of our IPO were Morgan Stanley and Goldman, Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Pending the uses described, we have invested or intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.					X
3.2	Amended and Restated Bylaws.					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________________________________
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zscaler, Inc.

June 7, 2018	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer