Form 10-K
period 2018-07-31
Zscaler, Inc.
filed 2018-09-13
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _ to _
Commission File Number: 001-38413
_____________________________________
ZSCALER, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware (State or other jurisdiction of incorporation or organization)		26-1173892 (I.R.S. Employer Identification Number)
110 Rose Orchard Way San Jose, California 95134 (Address of Principal executive offices)
Registrant’s telephone number, including area code: (408) 533-0288
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0. 001 Par Value	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None.
___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on March 16, 2018 as reported by the Nasdaq Global Select Market on such date was approximately $1.5 billion. The registrant has elected to use March 16, 2018, which was the initial trading date on the Nasdaq Global Select Market, as the calculation date because on January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of August 31, 2018, the number of shares of registrant’s common stock outstanding was 119,773,132.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ZSCALER, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
Item 1. Business
Overview
Zscaler’s mission is to empower organizations to realize the full potential of the cloud and mobility by securely connecting users to applications from any device, anywhere.
We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network as the cloud becomes the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would provide inadequate protection for users and data and an increasingly poor user experience. We pioneered a security cloud that represents a fundamental shift in the architectural design and approach to network security.
Enterprise applications are rapidly moving to the cloud to achieve greater IT agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external SaaS applications for critical business functions and moving their internally managed applications to the public cloud, or IaaS. Enterprise users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
We believe that securing the on-premises corporate network to protect users and data is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a new approach to security that connects the right user to the right application, regardless of network. Our cloud platform, which delivers security as a service, eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. Our cloud platform incorporates the security functionality needed to enable users to safely utilize authorized applications and services based on an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud security platform that secures access for users and devices to applications and services, regardless of location.
Before our platform, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Today, the network perimeter consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, cloud-first security is required. Our architecture is vastly different from the traditional “hub-and-spoke” corporate perimeter, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our security cloud sits between an organization’s users and devices, and the internet, inspecting traffic. Our solutions enable customers to set policies that follow users, so a consistent level of protection is applied no matter where users are located or how they are connected to the internet. We provide all of this security at scale, processing approximately 50 billion internet requests per day. Our platform eliminates the need for organizations to buy and manage a variety of appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply.

Our multi-tenant architecture is distributed across over 100 data centers globally, which allows us to secure users across 185 countries. Each day, we block over 100 million threats and perform over 120,000 unique security updates. Our customers benefit from the network effect of our growing cloud because once a new threat is detected, it can be blocked for users across our entire customer base within minutes.
Our customers protect their users by routing their internet traffic through our cloud platform. Some of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 3,250 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 300 of the Forbes Global 2000 as customers. Our customers span every major industry, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $80.3 million in fiscal 2016 to $125.7 million in fiscal 2017 to $190.2 million in fiscal 2018, representing year-over-year revenue growth of 57% and 51%, respectively. We experienced net losses of $33.6 million, $35.5 million and $27.4 million in fiscal 2018, 2017 and 2016, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Solutions and Platform
Our purpose-built cloud security platform offers two principal services built natively in the cloud.
Zscaler Internet Access
Our Zscaler Internet Access solution, or ZIA, was designed to securely connect users to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. Our ZIA solution provides inline inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats as well as protecting an organization’s data from leaking out. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection of webpages to assess and correlate the risk of webpage objects, continuously discovering and blocking sophisticated threats.
Our ZIA solution includes broad functionality, which we categorize by three areas:
Access Control
The access control functionality of our ZIA solution enforces access and usage policies to externally managed applications, including SaaS application and internet destinations. This provides functionality that has traditionally been provided by stand-alone point products.

•
Cloud Firewall: Our cloud firewall was designed to protect users by inspecting internet traffic on all ports and protocols, and it offers user level policies, application identification with deep packet inspection and intrusion prevention.

•
URL Filtering: Our URL filtering capability enables customers to enforce acceptable usage policies and protects organizations from users visiting unauthorized websites or illegally downloading content that can increase liability and impact their brand.

•
Bandwidth Control: Our bandwidth control and traffic shaping capabilities ensure that business critical applications are prioritized over non-business critical applications, improving productivity and user experience. By enforcing quality of service in the cloud, our platform can optimize “last-mile” utilization of a customer’s network, providing significant value.

•	DNS Filtering: Our DNS filtering solution provides a local DNS resolver and enforces acceptable use policies.
Threat Prevention
Our second area of functionality, threat prevention, protects users from threats using a range of approaches and techniques. Our robust threat prevention capabilities provide multiple layers of protection to prevent cyberattacks. We provide functionality that has been traditionally been offered by disparate, stand-alone products.

•
Advanced Threat Protection: Our advanced protection solution delivers real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 120,000 unique security updates are performed every day to the Zscaler cloud to keep users protected. Once we detect a new threat to a user, we block it for all users. We call this the “cloud security effect.”

•
Cloud Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats, or APTs, by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our sandbox was designed and built to be multi-tenant and allows customers to determine which traffic should be sent to the cloud sandbox. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios by holding, detonating and analyzing suspicious files in the sandbox before being sent to the user.

•	Anti-Virus: Our anti-virus technology uses a signature database of files and objects on the internet known to be unsafe and runs traffic through multiple anti-virus engines in a single pass.

•	DNS Security: Our DNS security blocks access to known malicious sites, including command and control sites, and routes suspicious traffic to our threat detection engines for content inspection.
Data Protection
Our third area of functionality, data protection, prevents unauthorized sharing or exfiltration of confidential information, reducing our customers’ business and compliance risk.

•
Data Loss Protection: Our data loss protection enables enterprises to use standard or custom dictionaries using efficient pattern-matching algorithms to easily scale to all users and traffic, including compressed or encrypted traffic, to prevent, monitor or block unauthorized or sensitive data exfiltration.

•
Cloud Application Control: Our cloud application control allows enterprises to discover and granularly control user access to known and unknown cloud applications. By doing SSL interception at scale, we provide malware protection, data loss prevention and similar Cloud Access Security Broker, or CASB, functions that can be performed inline, for specific sanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments or videos based on different user or group identity. We partner with specific CASB vendors to extend their policy controls and visibility of out-of-band cloud applications.

•	File Type Controls: Our file type control allows policies to be defined that control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.

Zscaler Private Access
Our Zscaler Private Access solution, or ZPA, was designed to provide secure access to internally managed applications, either hosted internally in data centers, private or public clouds. Our ZPA solution was designed around four key tenants that fundamentally change the way users access internal applications:

•	connect users to applications without bringing users on the network;

•	never expose applications to the internet;

•	segment access to applications without relying on traditional approach of network segmentation; and

•	provide remote access over the internet without VPNs.
Our ZPA solution enforces a global policy engine that manages access to internally managed applications regardless of location. If access is granted to a user, our ZPA solution connects the user’s device only to the authorized application without exposing the identity or location of the application. Hence applications are not exposed to the internet, further limiting threat exposure. This results in reduced cost and complexity, while offering better security and an improved user experience.
ZPA functionality falls in three major areas:

•
Secure Application Access: Our ZPA solution delivers seamless connectivity to internally managed applications and assets whether they are in the cloud, enterprise data center, or both. Administrators can set global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution subsumes the need for traditional remote access VPNs, SSL VPNs, reverse proxies and other similar products.

•
Application Segmentation: This fundamentally new architecture provides capabilities that enable user and application level segmentation, a vast improvement over traditional network segmentation. As each user-to-application connection is segmented with microtunnels, each of which is a temporary session between a specific user and a specific application, lateral movement across the network is prevented which significantly reduces security risk. Similar to CASB application discovery reports for internet applications, our ZPA solution provides granular discovery of internally managed applications to aid the creation of segmentation policies. Because our ZPA solution sits on the application layer and is name or domain-based, organizations can quickly and easily identify the internally-managed applications that are running and then easily provision appropriate policies. Microtunnels subsume the need for internal firewalls, which are required for protecting against lateral malware propagation from machine to machine, and traditional network access control functionality since users are granted access only to applications for which they have permission and are not granted full access to the network.

•
Application Protection: Our ZPA solution initiates and connects together outbound-only links between authenticated users and internally managed applications using microtunnels. Access is provided to users without bringing them onto the corporate network and without exposing applications to the internet. Internally managed applications are not discoverable or identifiable. With no inbound connections and no public IP addresses, there is no inbound attack surface and therefore no threat of DDoS attacks. With our innovative approach, we subsume the need for a next-generation firewall. Similarly, by completely removing the need for an exposed IP address or DNS to the internet, we subsume the functionality of DDoS mitigation systems.

The primary use cases for our ZPA solution includes:

•	VPN replacement;

•	providing non-employees with secure access to internal applications;

•	direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Microsoft Azure, Amazon Web Services and Google Cloud Platform; and

•	access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
Our Technology and Architecture
Zscaler is driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection that offers a full range of enterprise network security services. We designed and built a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 120 issued and pending patents. Our cloud is distributed across more than 100 data centers on five continents and processes approximately 50 billion requests per day from users across 185 countries.
The platform is designed to be resilient, redundant and high-performing. Our platform is built as software modules that run on standard x86 platforms without any dependency on custom hardware. The platform modules are split into the control plane (Zscaler Central Authority), the enforcement plane (Zscaler Enforcement Nodes) and the logging and statistics plane (Zscaler Nanolog Servers) as described below:

•
Zscaler Central Authority: The Zscaler Central Authority monitors our entire security cloud and provides a central location for software and database updates, policy and configuration settings and threat intelligence. The collection of Zscaler Central Authority instances together act like the brain of the cloud, and they are geographically distributed for redundancy and performance.

•
Zscaler Enforcement Nodes: Customer traffic gets directed to the nearest Zscaler Enforcement Node, where security, management and compliance policies served by the Zscaler Central Authority are enforced. The Zscaler Enforcement Node also incorporates our differentiated authentication and policy distribution mechanism that enables any user to connect to any Zscaler Enforcement Node at any time to ensure full policy enforcement. The Zscaler Enforcement Node utilizes a full proxy architecture and is built to ensure data is not written to disk to maintain the highest level of data security. Data is scanned in RAM only and then erased. Logs are continuously created in memory and forwarded to our logging module.

•
Zscaler Nanolog Servers: Our Nanolog technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 30 terabytes of unique raw log data every day. Logs are transmitted to our Nanolog Servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide visibility into our customer’s traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party Security Information and Event Management, or SIEM, service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States, the European Union or Switzerland.

Our platform is a critical integration point positioned in the data path providing secure access to the internet, cloud and internal applications. We complement and interoperate with key technology vendors across major market segments, including SD-WAN, identity and access management, device and endpoint management, as well as SIEM for reporting and analytics. Many of these vendors, like us, were developed in the cloud and together provide a foundation for a modern access and security architecture.
Growth Strategies
The growing use of the internet and the increasing adoption of the cloud and mobility are driving network and application transformation. As a provider of a fully integrated, multi-tenant cloud security solution, we enable our customers to accelerate this secure transformation to the cloud and believe we are uniquely positioned to maximize value as they undertake these transitions. Key elements of our growth strategy include:

•
Continue to win new customers. We believe that we have a significant opportunity to expand our customer base, both in the United States and internationally. We have invested significantly in our sales and marketing organization to execute against this opportunity.

•
Expand in existing customers. We plan to leverage a land-and-expand approach with our existing customers to sell subscriptions to additional users, additional suites that contain more functionality and a la carte services.

•
Leverage channel partners to participate in cloud transformation initiatives. We have invested in establishing long-standing relationships with global telecommunications service providers and are expanding our network of global system integrators and regional telecommunications service providers.

•
Expansion and innovation of services. We continue to invest in research and development to add new and differentiated solutions to our existing product portfolio and improve the overall reliability, availability and scalability of our cloud security platform.

•
Expansion into additional market segments. We are targeting the expansion of our immediate addressable market, emphasizing U.S. federal government agencies in the near- to medium-term as well as additional international markets such as Japan and the Asia Pacific region.

•
Extend our platform to third-party developers. We intend to open our cloud security platform to third-party developers and vendors to offer new functionality and solutions that may target specific use cases, verticals and niche requirements.

Our Customers
We sell to enterprises of all sizes. As of July 31, 2018, we had over 3,250 customers, including over 300 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates consumer goods and retail, financial services, health care, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 55% of our revenue in fiscal 2018, 54% of our revenue in fiscal 2017 and 56% of our revenue in fiscal 2016 was from customers outside the United States. No customer contributed more than 10% of our revenue in fiscal 2018, fiscal 2017 or fiscal 2016.

Sales and Marketing
Although we have a channel sales model, we use a joint sales approach in which our sales force develops relationships directly with our customers, and together with our channel account teams, works with our channel partners on account penetration, account coordination, sales and overall market development. Our customer care and success teams maintain high-touch relationships with our customers to deploy and manage our cloud platform, identify, analyze and resolve performance issues and respond to security threats. We believe customer service touchpoints are opportunities to further develop our relationship with our customers and potentially generate incremental revenue through the addition of new users and services.
Our channel partners consist of global telecommunications service provider, system integrator and value-added reseller partners, and we leverage their relationships to expand our reach, improve procurement and accelerate customer fulfillment.
We enter into agreements with our channel partners in the ordinary course of business. The contracts typically have a one-year term and renew automatically, subject to cancellation by either party upon 90 days’ notice. These agreements contain standard commercial terms and conditions, including payment terms, billing frequency, warranties and indemnification. Our channel partners generally place purchase orders with us after receiving orders from customers. We generally maintain privity of contract with customers through end user subscription agreements.
We expect to continue investing in our channel partners as we provide them with education, training and programs, including supporting their independent sales of our solutions. We believe that such investment, and investments in our sales force, will lead to significant expansion in our customer base, which will materially impact our business and results of operations.
Our marketing strategy is focused on platform and brand awareness, which drives our opportunity pipeline and customer demand. This strategy is account-based, enabling us to pursue targeted marketing activities across both digital and non-digital channels. We anticipate increasing our marketing team headcount and are investing in programs designed to elevate our brand in the market and engage new enterprise accounts. We also participate in a number of cloud and security industry events. In addition, we have a deeply integrated ecosystem of channel partners, with whom we engage in joint marketing activities.
Data Center Operations
We operate our services across more than 100 data centers around the world, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners. Our platform has received ISO 27001 certification since 2014.
Research and Development
Our research and development organization is responsible for the design, architecture, operation and quality of our cloud platform. In addition to improving on our features, functionality and scalability, this organization works closely with our cloud operations team to ensure that our platform is reliable, available and scalable. ThreatLabZ, our internal team of security experts, researchers and network engineers, analyzes the global threat landscape, works to eliminate threats across our cloud platform and reports on emerging security issues.
Research and development expense was $39.4 million, $33.6 million and $20.9 million for fiscal 2018, 2017 and 2016, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India and Canada.

Competition
The market for security solutions is defined by changing technologies, an evolving threat landscape and complex enterprise needs. Our competitors and potential competitors include legacy on-premises appliance vendors across a number of categories:

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

•
companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.), F5 Networks, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and

•	other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
The principal competitive factors in the markets in which we operate include:

•	delivering security from the cloud regardless of location of the user;

•	platform features, effectiveness and extensibility;

•	platform reliability, availability and scalability;

•	rapid development and delivery of new capabilities and services;

•	ability to integrate with other participants in the security and networking ecosystem;

•	price, total cost of ownership and network cost savings;

•	brand awareness, reputation and trust in the provider’s services;

•	strength of sales, marketing and channel partner relationships; and

•	quality of customer support.
We believe we are positioned favorably against our competitors based on these factors. Our cloud platform integrates many of the point products offered by our competitors and potential competitors, which is a key differentiator. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages users from purchasing our services, including through selling at zero or negative margins, offering concessions, product bundling or maintaining closed technology platforms. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based network security architecture, and may not be willing or ready to abandon those historical investments. As our market grows and rapidly changes, we expect it will continue to attract new companies, including smaller emerging companies, which could introduce new products and services. In addition, we may expand into new markets and encounter additional competitors in such markets.

Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2018, we had over 120 total issued and pending patents, including in excess of 70 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2036 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our platform infringes their intellectual property rights. In particular, leading companies in our industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies and non-practicing entities, have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, including as a result of becoming a public company, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.
Employees
We had approximately 1,050 employees worldwide as of July 31, 2018. None of our employees in the United States is represented by a labor organization or is a party to any collective bargaining arrangement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements.

Corporate Information
We were incorporated in the state of Delaware in September 2007 as SafeChannel, Inc., and in August 2008, we changed our name to Zscaler, Inc. Our principal executive offices are located at 110 Rose Orchard Way, San Jose, CA 985134, and our telephone number is (408) 533-0288. Our website address is www.zscaler.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings, are available free of charge from our investor relations website (https://ir.zscaler.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the SEC of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Zscaler investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.zscaler.com/), our investor relations website (https://ir.zscaler.com), our blogs (https://www.zscaler.com/blogs), press releases, SEC filings, public conference calls, and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website referred to in this Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors.

Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $33.6 million, $35.5 million and $27.4 million for fiscal 2018, 2017 and 2016, respectively. As of July 31, 2018 we had an accumulated deficit of $196.1 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42%, 47% and 46% of our revenue for fiscal 2018, 2017 and 2016, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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

We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. For example, William Welch resigned as our chief operating officer in May 2018. If we are unable to effectively replace him or manage his responsibilities on an interim basis, particularly with respect to our sales activities, our business and results of operations could be materially and adversely affected.
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
For example, we are currently involved in legal proceedings with Symantec and Finjan. For additional details, see Part I, Item 3 - Legal Proceedings. We are vigorously defending ourselves against these claims; however, we cannot assure you that we will be successful in defending against these lawsuits or any future allegations of infringement. We are unable to predict the likelihood of success in defending against these infringement claims. If we are not successful, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise offering our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms even if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, these lawsuits, and any other third-party infringement claims, could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in these or other third-party infringement claims could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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
We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. In addition, our intellectual property may be stolen, including by cybercrimes, and we may not be able to identify the perpetrators or prevent the exploitation of our intellectual property by our competitors or others. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, either of which could harm our business, operating results and financial condition. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or distinguish our services from those of our competitors or that our competitors will not independently develop similar technology, duplicate any of our technology, or design around our patents.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Commission recently adopted the General Data Protection Regulation, effective in May 2018, that supersedes former EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. Similarly, California recently adopted the California Consumer Privacy Act of 2018, which will take effect in in January 2020 and seeks to provide California consumers with increased privacy rights and protections for their personal information. Further, China and Russia, countries in which we offer our solutions, recently enacted legislation prohibiting certain technologies, and it is not clear how broadly such prohibitions will be interpreted or applied in relation to our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 55%, 54% and 56% of our revenue from our international customers in fiscal 2018, 2017 and 2016, respectively. As of July 31, 2018, approximately 53% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

•
greater risk of unexpected changes in regulatory practices, trade barriers (such as tariffs, quotas, duties or other trade restrictions) and tax laws and treaties; for example, the recent tariffs imposed by the United States on goods imported from various countries, and corresponding tariffs from other countries in response, may increase the costs of providing our services;

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
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

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
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our stock.
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
On December 22, 2017, President Trump signed into law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a modified territorial system. We expect to complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with Global Intangible Low-Taxed Income (“GILTI”) within the measurement period provided by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Our assessment of the impact of the Tax Act may differ from our provisional assessment during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued.
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
As of July 31, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $173.6 million and $62.4 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carryforwards will begin to expire in 2024. We also have federal and state research and development tax credit carryforwards of approximately $4.5 million and $4.2 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The state credit will carry forward indefinitely. Realization of these net operating losses and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and research and development carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. Although, we did not experience an ownership change in connection with the IPO, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
Further, the Tax Act imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. This new limitation on the use of net operating losses creates the risk that net operating losses generated in the future could expire unused and be unavailable to offset future income tax liabilities.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our operating results, financial condition and prospects.
Our business strategy has included and may, from time to time, include acquiring other complementary solutions, technologies or businesses. In order to expand our security offerings and features, we also may enter into relationships with other businesses, which could involve preferred or exclusive licenses, additional channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult and costly, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we cannot assure you that these transactions, once undertaken and announced, will close.
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
As of July 31, 2018, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 60% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 22.4% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
In addition, certain holders of our common stock are entitled to rights with respect to registration of their shares under the Securities Act pursuant to our amended and restated investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
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
If industry or financial analysts issue inaccurate or unfavorable research regarding our common stock, our stock price and trading volume could decline.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 56,000 square feet of space under lease agreements that expire in 2021. We also maintain offices in Atlanta, Georgia; Austin, Texas; New York, New York; Raleigh, North Carolina; Reno, Nevada; and Reston, Virginia, as well as multiple locations internationally, including in Australia, Canada, France, Germany, India, Japan, The Netherlands, Singapore and the United Kingdom. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically.
We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data," Note 5, "Commitments and Contingencies" included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Markets Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading publicly on The Nasdaq Global Select Market under the ticker symbol "ZS" on March 16, 2018. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market since our initial public offering, or IPO.

Year Ended July 31, 2018	High	Low
Third fiscal quarter ended April 30, 2018 (from March 16, 2018)	$34.83	$26.06
Fourth fiscal quarter ended July 31, 2018	$43.98	$24.76
Holders of Record
As of July 31, 2018, we had 616 holders of record of our common stock reported on The NASDAQ. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. We are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2018.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
We had no unregistered sales of our securities in fiscal 2018 not previously reported.
(b) Use of Proceeds from Public Offering of Common Stock
On March 15, 2018, the SEC declared our registration statement on Form S-1 (File No. 333-223072) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 16, 2018.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended July 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share
May 1 to May 31, 2018(*)	238,869	$3.02
June 1 to June 30, 2018(*)	—	$—
July 1 to July 31, 2018(*)	—	$—
_____
(*) Under certain stock option grant agreements between us and our employees, in the event an employee's service with us terminates, we have the right to repurchase shares of common stock that were acquired by such employee pursuant to the exercise of stock options that have not yet vested as of such employee's termination date. Pursuant to these agreements, we may repurchase all or any unvested shares at the lower of (i) the fair market value of such shares (as determined under our 2007 Stock Plan) on the date of repurchase, or (ii) the price equal to the employee's exercise price for such shares. The shares set forth above were repurchased pursuant to this right of repurchase.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Zscaler, Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between March 16, 2018 (the date our common stock commenced trading on the NASDAQ) through July 31, 2018 in comparison to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*

Among Zscaler, Inc., the S&P 500 Index
and the S&P Information Technology Index

$120
$110
$100
$90
$80
$70
$60
3/16/18
3/31/18
4/30/18
5/31/18
6/30/18
7/31/18
Zscaler, Inc.
S&P 500
S&P Information Technology

Company/Index	March 16, 2018(*)	March 31, 2018	April 30, 2018	May 31, 2018	June 30, 2018	July 31, 2018
Zscaler	$100.00	$85.06	$90.58	$79.58	$108.33	$107.00
S&P 500 Index	$100.00	$97.46	$97.83	$100.19	$100.81	$104.56
S&P 500 Information Technology Index	$100.00	$96.10	$96.18	$103.27	$102.91	$105.06
_____
(*) Base period.

Item 6. Selected Financial Data
The selected consolidated statements of operations data presented below for fiscal 2018, 2017, 2016 and 2015 and the consolidated balance sheet data as of July 31, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended July 31,
	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$190,174	$125,717	$80,325	$53,707
Cost of revenue(1)	37,875	27,472	20,127	14,431
Gross profit	152,299	98,245	60,198	39,276
Operating expenses:
Sales and marketing(1)	116,409	79,236	56,702	32,191
Research and development(1)	39,379	33,561	20,940	15,034
General and administrative(1) (2)	31,135	20,521	9,399	4,469
Total operating expenses	186,923	133,318	87,041	51,694
Loss from operations	(34,624)	(35,073)	(26,843)	(12,418)
Interest income, net	2,236	597	289	162
Other income (expense), net	79	(107)	(416)	(343)
Loss before income taxes	(32,309)	(34,583)	(26,970)	(12,599)
Provision for income taxes	1,337	877	468	233
Net loss	$(33,646)	$(35,460)	$(27,438)	$(12,832)
Accretion of Series C and D redeemable convertible preferred stock	(6,332)	(9,570)	(8,648)	(147)
Net loss attributable to common stockholders	$(39,978)	$(45,030)	$(36,086)	$(12,979)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(0.63)	$(1.54)	$(1.36)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(3)	63,881	29,221	26,521	23,519
_____
(1) Includes stock-based compensation expense as follows:

	Year Ended July 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$757	$348	$189	$116
Sales and marketing	5,044	2,794	1,574	611
Research and development	3,045	5,574	1,025	648
General and administrative	2,378	1,203	829	186
Total stock-based compensation expense	$11,224	$9,919	$3,617	$1,561

(2) Includes litigation-related expenses as follows:

	Year Ended July 31,
	2018	2017	2016	2015
	(in thousands)
Litigation-related expenses	$8,039	$5,827	$—	$—
(3) See Note 10 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	July 31,
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$135,579	$87,978	$92,842	$83,842
Short-term investments	$162,960	$—	$—	$—
Working capital(*)	$204,332	$22,450	$49,157	$50,625
Total assets	$447,781	$182,902	$153,518	$116,620
Deferred revenue, current and noncurrent	$164,023	$96,619	$65,913	$49,780
Redeemable convertible preferred stock	$—	$200,977	$191,407	$157,802
Accumulated deficit	$(196,100)	$(162,016)	$(126,556)	$(109,442)
Total stockholders’ equity (deficit)	$240,236	$(151,142)	$(124,740)	$(105,656)
_____
(*) Working capital is defined as current assets less current liabilities.
Non-GAAP Financial Measures and Key Business Metrics
The following table shows certain non-GAAP financial measures. A reconciliation for each non-GAAP measure is contained in the "Non-GAAP Financial Measures" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

	Year Ended July 31,
	2018	2017	2016	2015
	(in thousands)
Gross profit	$152,299	$98,245	$60,198	$39,276
Non-GAAP gross profit	$153,056	$98,593	$60,387	$39,392
Gross margin	80%	78%	75%	73%
Non-GAAP gross margin	80%	78%	75%	73%
Loss from operations	$(34,624)	$(35,073)	$(26,843)	$(12,418)
Non-GAAP loss from operations	$(15,361)	$(19,327)	$(23,226)	$(10,857)
Operating margin	(18)%	(28)%	(33)%	(23)%
Non-GAAP operating margin	(8)%	(15)%	(29)%	(20)%
Net cash provided by (used in) operating activities	$17,307	$(6,019)	$(11,916)	$(3,279)
Net cash used in investing activities	$(178,103)	$(8,342)	$(6,647)	$(595)
Net cash provided by financing activities	$208,397	$9,497	$27,563	$85,615
Free cash flow	$2,137	$(14,193)	$(18,163)	$(9,984)
Net cash provided by (used in) operating activities as a percentage of revenue	9%	(5)%	(15)%	(6)%
Free cash flow margin	1%	(11)%	(23)%	(19)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year ends July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal years ended July 31, 2018, July 31, 2017 and July 31, 2016 are referred to as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2018, we had expanded our operations to over 3,250 customers across every major industry, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 300 of the Forbes Global 2000.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2018, 2017 and 2016, our revenue was $190.2 million, $125.7 million and $80.3 million, respectively, representing year-over-year growth rate of 51% and 57%, respectively. However, we have incurred net losses in all periods since our inception. For fiscal 2018, 2017 and 2016, our net loss was $33.6 million, $35.5 million and $27.4 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, continue to invest in research and development efforts to enhance the functionality of our cloud platform, continue to incur additional compliance and other related costs as we operate as a public company, and deal with ongoing legal matters and related accruals, certain of which are described in further detail in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Initial Public Offering
In March 2018, we completed our IPO of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.5 million which were recorded within stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.

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
New Customer Acquisition
We believe that our ability to increase the number of customers on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2018, 2017 and 2016, we had over 3,250 customers, over 2,800 customers and over 2,450 customers, respectively, across all major geographies. As of July 31, 2018, we had over 300 of the Forbes Global 2000 as customers. Our ability to continue to grow this number will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
These purchases increase the Annual Recurring Revenue ("ARR") attributable to our customers over time. To establish ARR for a customer, we use the total amount of each order booked to compute the annual recurring value of revenue that we would recognize if the customer continues to renew all contractual subscriptions. For example, a contract for $3.0 million with a contractual term of three years would have ARR of $1.0 million as long as our customer uses our cloud platform.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in our research and development organization and our development efforts to offer new solutions on our platform and to continue dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and deal with ongoing legal matters and related accruals, certain of which are described in further detail in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We also intend to continue to invest significantly in sales and marketing to grow and train our sales force, broaden our brand awareness and expand and deepen our channel partner relationships. While these planned investments will increase our operating expenses in the short term, we believe that over the long term these investments will help us to expand our customer base and grow our business. We also are investing in programs to increase recognition of our brand and solutions, including joint marketing activities with our channel partners and strategic partners.
While we expect our operating expenses to increase in absolute dollars in the foreseeable future, as a result of these activities, we will balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. In the long term we anticipate that these investments will positively impact our business and results of operations.
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
We calculate our dollar-based net retention rate as follows:

•
Denominator: To calculate our dollar-based net retention rate as of the end of a reporting period, we first establish the ARR, from all active subscriptions as of the last day of the same reporting period in the prior fiscal year. This effectively represents recurring dollars that we expect in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior fiscal year.

•	Numerator: We measure the ARR for that same cohort of customers representing all subscriptions based on confirmed customer orders booked by us as of the end of the reporting period.
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described in this Annual Report on Form 10-K.

	Trailing 12 Months Ended July 31,
	2018	2017	2016
Dollar-based net retention rate	117%	115%	115%
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Gross profit	$152,299	$98,245	$60,198
Add: Stock-based compensation expense included in cost of revenue	757	348	189
Non-GAAP gross profit	$153,056	$98,593	$60,387
Gross margin	80%	78%	75%
Non-GAAP gross margin	80%	78%	75%
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

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Loss from operations	$(34,624)	$(35,073)	$(26,843)
Add: Stock-based compensation expense	11,224	9,919	3,617
Add: Litigation-related expenses	8,039	5,827	—
Non-GAAP loss from operations	$(15,361)	$(19,327)	$(23,226)
Operating margin	(18)%	(28)%	(33)%
Non-GAAP operating margin	(8)%	(15)%	(29)%

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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of July 31, 2018, the employee contributions to our employee stock purchase plan was $4.6 million, which will be reclassified to stockholders' equity (deficit) upon issuance of the shares during our second quarter of fiscal 2019.

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$17,307	$(6,019)	$(11,916)
Less: Purchases of property and equipment	(13,397)	(7,783)	(5,402)
Less: Capitalized internal-use software	(1,773)	(391)	(845)
Free cash flow	$2,137	$(14,193)	$(18,163)
As a percentage of revenue:
Net cash provided by (used in) operating activities	9%	(5)%	(15)%
Less: Purchases of property and equipment	(7)	(6)	(7)
Less: Capitalized internal-use software	(1)	—	(1)
Free cash flow margin	1%	(11)%	(23)%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $101.2 million, or 65%, in fiscal 2018 over fiscal 2017, and $60.0 million, or 62%, in fiscal 2017 over fiscal 2016. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Revenue	$190,174	$125,717	$80,325
Add: Total deferred revenue, end of period	164,023	96,619	65,913
Less: Total deferred revenue, beginning of period	(96,619)	(65,913)	(49,780)
Calculated billings	$257,578	$156,423	$96,458

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% of our revenue for fiscal 2018, 2017 and 2016. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of cost previously deferred as attributable to each period presented in this Annual Report on Form 10-K, as described below under "Critical Accounting Policies and Estimates." We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market and expand our global customer base. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars and to be our largest operating expense category for the foreseeable future. In particular, we will continue to invest in growing and training our sales force, broadening our brand awareness and expanding and deepening our channel partner relationships. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. These litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs and other related costs necessary to operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income, net
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. For more information on these notes receivable, refer to Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Revenue	$190,174	$125,717	$80,325
Cost of revenue(1)	37,875	27,472	20,127
Gross profit	152,299	98,245	60,198
Operating expenses:
Sales and marketing(1)	116,409	79,236	56,702
Research and development(1)	39,379	33,561	20,940
General and administrative(1) (2)	31,135	20,521	9,399
Total operating expenses	186,923	133,318	87,041
Loss from operations	(34,624)	(35,073)	(26,843)
Interest income, net	2,236	597	289
Other income (expense), net	79	(107)	(416)
Loss before income taxes	(32,309)	(34,583)	(26,970)
Provision for income taxes	1,337	877	468
Net loss	$(33,646)	$(35,460)	$(27,438)
_____
(1) Includes stock-based compensation expense as follows:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$757	$348	$189
Sales and marketing	5,044	2,794	1,574
Research and development	3,045	5,574	1,025
General and administrative	2,378	1,203	829
Total stock-based compensation expense	$11,224	$9,919	$3,617
(2) Includes litigation-related expenses as follows:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Litigation-related expenses	$8,039	$5,827	$—

	Year Ended July 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	20	22	25
Gross margin	80	78	75
Operating expenses
Sales and marketing	61	63	70
Research and development	21	27	26
General and administrative	16	16	12
Total operating expenses	98	106	108
Operating margin	(18)	(28)	(33)
Interest income, net	1	—	—
Other income (expense), net	—	—	(1)
Loss before income taxes	(17)	(28)	(34)
Provision for income taxes	1	—	—
Net loss	(18)%	(28)%	(34)%
Comparison of Fiscal 2018 and 2017
Revenue

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue	$190,174	$125,717	$64,457	51%
Revenue increased by $64.5 million, or 51%, in fiscal 2018, compared to fiscal 2017. The increase in revenue was partially attributable to the addition of new customers, which contributed $20.2 million, as we increased our customer base by 16% from July 31, 2017 to July 31, 2018. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 117% for the trailing 12 months ended July 31, 2018.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue	$37,875	$27,472	$10,403	38%
Gross margin	80%	78%
Cost of revenue increased by $10.4 million, or 38%, in fiscal 2018, compared to fiscal 2017. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $4.9 million for data center and equipment related costs for hosting and operating our cloud platform for our expanded customer base and an increase in employee-related costs of $3.0 million, inclusive of an increase of $0.4 million in stock-based compensation expense, driven by a 38% increase in headcount in our customer support and cloud operations organizations from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to increased expenses of $1.0 million for facility and IT costs, $0.7 million in depreciation and amortization expense and $0.4 million related to third-party consulting services.

Gross margin increased from 78% during fiscal 2017 to 80% during fiscal 2018. The increase in gross margin was driven by an increase in revenue and was also due in part to the increased efficiency of our technology, infrastructure and data centers enabled by technological improvements, even as our customers expanded their use of our cloud platform.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$116,409	$79,236	$37,173	47%
Sales and marketing expenses increased by $37.2 million, or 47%, for fiscal 2018, compared to fiscal 2017. The increase was primarily driven by $24.1 million in increased employee-related costs, inclusive of an increase of $2.2 million in stock-based compensation expense, driven by a 16% increase in headcount in our sales and marketing organization from July 31, 2017 to July 31, 2018, and by an increase of $5.4 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.5 million in marketing and advertising expenses and increased expenses of $2.4 million for facility and IT costs.
Research and Development Expenses

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$39,379	$33,561	$5,818	17%
Research and development expenses increased by $5.8 million, or 17%, for fiscal 2018, compared to fiscal 2017 as we continued to develop and enhance the functionality of our cloud platform. In fiscal 2017, research and development expenses included $4.4 million in stock-based compensation expense, recognized during our fiscal quarter ended January 31, 2017, associated with a one-time secondary stock purchase transaction executed between certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a member of our board of directors. Refer to Note 13 to our consolidated financial statements for further information. Excluding this transaction, the increase in research and development expenses was primarily driven by $9.6 million in increased employee-related costs, inclusive of an increase of $1.9 million in stock-based compensation expense, driven by a 22% increase in headcount from July 31, 2017 to July 31, 2018, and by an increase of $0.7 million in professional services. These expense increases were partially offset by decreased expenses of $1.3 million as a result of higher capitalized internal-use software development costs.
General and Administrative Expenses

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
General and administrative	$31,135	$20,521	$10,614	52%
General and administrative expenses increased by $10.6 million, or 52%, for fiscal 2018, compared to fiscal 2017. The increase was primarily driven by $6.1 million in employee-related costs, inclusive of an increase of $1.2 million in stock-based compensation expense, driven by a 45% increase in headcount from July 31, 2017 to July 31, 2018, as we transitioned to being a public company. The remainder of the increase was primarily driven by $3.4 million in increased legal expenses related to ongoing legal matters and related accruals and $0.6 million for third-party accounting and consulting services.
Interest Income, net

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Interest income, net	$2,236	$597	$1,639	275%
Interest income, net increased by $1.6 million, or 275%, for fiscal 2018, compared to fiscal 2017. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO.
Other Income (Expense), net

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Other income (expense), net	$79	$(107)	$186	174%
Other income (expense), net increased by $0.2 million, or 174%, for fiscal 2018, compared to fiscal 2017. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for fiscal 2018, compared to fiscal 2017.
Provision for Income Taxes

	Year Ended July 31,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$1,337	$877	$460	52%
Our provision for income taxes increased by $0.5 million, or 52%, for fiscal 2018, compared to fiscal 2017, primarily related to income taxes in the foreign jurisdictions in which we operate. Our effective tax rate of (4.1%) and (2.5%) in fiscal 2018 and 2017, respectively, differs from the applicable U.S. statutory federal income tax rate due to an increase in the valuation allowance against our U.S. federal and state deferred tax assets, as well as the benefit of our foreign income being taxed at different rates than the U.S. statutory rate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. We expect to complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with Global Intangible Low-Taxed Income (“GILTI”) within the measurement period provided by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Our assessment of the impact of the Tax Act may differ from our provisional assessment during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued.

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
Comparison of the Fiscal 2017 and 2016
Revenue

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Revenue	$125,717	$80,325	$45,392	57%
Revenue increased by $45.4 million, or 57%, for fiscal 2017, compared to fiscal 2016. The increase in revenue was partially due to the addition of new customers, which contributed $15.6 million, as we increased our customer base by 14% from July 31, 2016 to July 31, 2017. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 115% for the trailing 12 months ended July 31, 2017.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Cost of revenue	$27,472	$20,127	$7,345	36%
Gross margin	78%	75%
Cost of revenue increased by $7.3 million, or 36%, for fiscal 2017, compared to fiscal 2016. The increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers, which resulted in increased data center costs. It was also due to an increase in employee-related expenses of $3.1 million, which was driven by a 37% increase in headcount in our customer support and cloud operations organizations from July 31, 2016 to July 31, 2017. The increase in cost of revenue was also attributable to a $1.8 million increase in depreciation and amortization expense and a $1.4 million increase in data center colocation expense related to hosting and operating our cloud platform.
Gross margin increased from 75% during fiscal 2016 to 78% during fiscal 2017. The increase in gross margin was driven by an increase in revenue and was also due in part to the increased efficiency of our technology, infrastructure and data centers enabled by technological improvements, even as our customers expanded their use of our cloud platform.

Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Sales and marketing	$79,236	$56,702	$22,534	40%
Sales and marketing expenses increased by $22.5 million, or 40%, for fiscal 2017, compared to fiscal 2016. The increase was primarily driven by $17.2 million in increased employee-related costs due to a 41% increase in headcount in our sales and marketing organization from July 31, 2016 to July 31, 2017 and includes a $2.3 million increase in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $2.3 million for training, conferences, advertising and overhead costs and $2.2 million in travel and entertainment.
Research and Development Expenses

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Research and development	$33,561	$20,940	$12,621	60%
Research and development expenses increased by $12.6 million, or 60%, for fiscal 2017, compared to fiscal 2016 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by a 31% increase in research and development headcount from July 31, 2016 to July 31, 2017, which resulted in additional expenses of $10.4 million in employee-related costs, including an increase of $4.4 million in stock-based compensation expense, recognized during our fiscal quarter ended January 31, 2017, associated with a one-time secondary stock purchase transaction that was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a member of our board of directors. See Note 13 to our consolidated financial statements for further information for more information regarding this transaction. The remainder of the increase was primarily attributable to other expenses that increased as we expanded our research and development efforts.
General and Administrative Expenses

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
General and administrative	$20,521	$9,399	$11,122	118%
General and administrative expenses increased by $11.1 million, or 118%, for fiscal 2017, compared to fiscal 2016. The increase was primarily driven by $4.4 million in increased employee-related costs, including an increase of $3.1 million in salaries, bonus and benefits driven by increased headcount as we prepare to operate as a public company and an increase of $0.4 million in stock-based compensation expense. Additionally, our legal expenses increased by $5.5 million due to ongoing legal matters and related accruals, including $2.5 million related to our ongoing legal proceeding with Finjan, as further discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remainder of the increase was primarily due to increased expenses of $1.3 million for third-party accounting and consulting services.

Interest Income, net

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Interest income, net	$597	$289	$308	107%
Interest income, net increased by $0.31 million, or 107%, for fiscal 2017, compared to fiscal 2016. The increase was primarily driven by increased interest income earned from our investments in money market funds for fiscal 2017, compared to fiscal 2016.
Other Income (Expense), net

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Other income (expense), net	$(107)	$(416)	$309	74%
Other income (expense), net increased by $0.3 million, or 74%, for fiscal 2017, compared to fiscal 2016. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for fiscal 2017, compared to fiscal 2016.
Provision for Income Taxes

	Year Ended July 31,		Change
	2017	2016	$	%
	(in thousands)
Provision for income taxes	$877	$468	$409	87%
We recorded a provision for income taxes of $0.9 million and $0.5 million in fiscal 2017 and 2016, respectively.
Our effective tax rate of (2.5%) and (1.7%) in fiscal 2017 and 2016, respectively, differs from the U.S. statutory federal income tax rate of 34% due to an increase in the valuation allowance against our U.S. federal and state deferred tax assets, as well as the benefit of our foreign income being taxed at different rates than the U.S. statutory rate. Our provision for income taxes increased by $0.4 million, or 87%, for fiscal 2017, compared to fiscal 2016, primarily related to income taxes in foreign tax jurisdictions in relation to income from foreign operations.
As of July 1, 2017, we had an immaterial amount of net deferred tax assets, which was mainly comprised of U.S. federal and state net operating loss carryovers. Our U.S. federal and state deferred tax assets are subject to a full valuation allowance to reflect uncertainties about whether we will be able to utilize the deferred tax assets before they expire.

Quarterly Results of Operations and Other Data
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2018. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period.
Consolidated Statements of Operations

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2016	2017	2017	2017	2017	2018	2018	2018
	(in thousands)
Revenue	$26,782	$29,427	$32,964	$36,544	$39,861	$44,976	$49,163	$56,174
Cost of revenue(1)	5,926	6,515	6,997	8,034	8,271	8,679	9,424	11,501
Gross profit	20,856	22,912	25,967	28,510	31,590	36,297	39,739	44,673
Operating expenses:
Sales and marketing(1)	17,116	17,796	20,689	23,635	26,928	27,110	29,892	32,479
Research and development(1)	6,141	11,033	7,778	8,609	8,809	9,183	9,907	11,480
General and administrative(1) (2)	2,753	3,387	5,061	9,320	7,130	6,403	8,964	8,638
Total operating expenses	26,010	32,216	33,528	41,564	42,867	42,696	48,763	52,597
Loss from operations	(5,154)	(9,304)	(7,561)	(13,054)	(11,277)	(6,399)	(9,024)	(7,924)
Interest income, net	125	130	152	190	195	213	596	1,232
Other income (expense), net	(12)	(47)	31	(79)	(27)	28	14	64
Loss before income taxes	(5,041)	(9,221)	(7,378)	(12,943)	(11,109)	(6,158)	(8,414)	(6,628)
Provision for income taxes	200	167	184	326	289	357	357	334
Net loss	$(5,241)	$(9,388)	$(7,562)	$(13,269)	$(11,398)	$(6,515)	$(8,771)	$(6,962)
Accretion of Series C and D redeemable convertible preferred stock	(2,344)	(2,389)	(2,355)	(2,482)	(2,530)	(2,579)	(1,223)	—
Net loss attributable to common stockholders	$(7,585)	$(11,777)	$(9,917)	$(15,751)	$(13,928)	$(9,094)	$(9,994)	$(6,962)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.41)	$(0.34)	$(0.52)	$(0.45)	$(0.29)	$(0.14)	$(0.06)
_____
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2016	2017	2017	2017	2017	2018	2018	2018
	(in thousands)
Cost of revenue	$51	$88	$106	$103	$109	$126	$199	$323
Sales and marketing	515	721	762	796	785	985	1,493	1,781
Research and development	274	4,651	306	343	398	494	960	1,193
General and administrative	184	266	412	341	441	459	657	821
Total stock-based compensation expense	$1,024	$5,726	$1,586	$1,583	$1,733	$2,064	$3,309	$4,118
(2) Includes litigation-related expenses as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2016	2017	2017	2017	2017	2018	2018	2018
	(in thousands)
Litigation-related expenses	$42	$478	$1,006	$4,301	$2,146	$1,630	$2,836	$1,427
Consolidated Statements of Operations as a Percentage of Revenue

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2016	2017	2017	2017	2017	2018	2018	2018
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	22	22	21	22	21	19	19	20
Gross profit	78	78	79	78	79	81	81	80
Operating expenses:
Sales and marketing	64	61	63	65	67	60	61	58
Research and development	23	37	24	23	22	21	20	21
General and administrative	10	12	15	26	18	14	18	15
Total operating expenses	97	110	102	114	107	95	99	94
Loss from operations	(19)	(32)	(23)	(36)	(28)	(14)	(18)	(14)
Interest income, net	—	—	1	—	—	—	1	2
Other income (expense), net	—	1	—	—	—	—	—	—
Loss before income taxes	(19)	(31)	(22)	(36)	(28)	(14)	(17)	(12)
Provision for (benefit from) income taxes	1	1	1	—	1	—	1	—
Net loss	(20)%	(32)%	(23)%	(36)%	(29)%	(14)%	(18)%	(12)%
Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $298.5 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.5 million which were recorded into stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. Previously, we have financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.

We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $196.1 million as of July 31, 2018, and negative cash flows from operations in past years. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2018, we had deferred revenue of $164.0 million, of which $140.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$17,307	$(6,019)	$(11,916)
Net cash used in investing activities	$(178,103)	$(8,342)	$(6,647)
Net cash provided by financing activities	$208,397	$9,497	$27,563
Operating Activities
Net cash provided by operating activities during fiscal 2018 was $17.3 million, which resulted from a net loss of $33.6 million, adjusted for non-cash charges of $32.5 million and net cash inflows of $18.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.0 million for depreciation and amortization expense, $13.2 million for amortization of deferred contract acquisition costs and $11.2 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $67.4 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $13.9 million increase in accrued compensation and accrued expenses and other liabilities. These cash inflows were partially offset by cash outflows resulting from a $34.4 million increase in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $22.6 million increase in accounts receivable due to timing on collections, a $5.1 million increase in prepaid expenses and other assets, as we support our business growth, and a $0.8 million decrease in accounts payable.
Net cash used in operating activities during fiscal 2017 was $6.0 million, which resulted from a net loss of $35.5 million, adjusted for non-cash charges of $25.1 million and net cash inflows of $4.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.8 million for depreciation and amortization expense, $8.5 million for amortization of deferred contract acquisition costs and $9.9 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $30.7 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $12.9 million increase in accounts payable, accrued compensation and accrued expenses and other liabilities. These cash inflows were partially offset by cash outflows resulting from a $22.0 million increase in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $14.6 million increase in accounts receivable due to increased billings from our growing customer base which resulted in an overall increased accounts receivable balance and a $2.7 million increase in prepaid expenses and other assets.
Net cash used in operating activities during fiscal 2016 was $11.9 million, which resulted from a net loss of $27.4 million, adjusted for non-cash charges of $13.9 million, and net cash inflow of $1.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.9 million for depreciation and amortization expense, $5.5 million for amortization of deferred contract acquisition costs and $3.6 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $16.1 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $5.2 million increase in accounts payable, accrued compensation and accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from a $13.5 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and a $6.2 million increase in accounts receivable, as a result of increased billings from our growing customer base which resulted in an overall increased accounts receivable balance.
Investing Activities
Net cash used in investing activities during fiscal 2018 of $178.1 million was primarily attributable to the purchases of short-term investments of $163.4 million and investments in capital expenditures of $15.2 million to support our cloud platform, additional office space and headcount. These activities were partially offset by proceeds from the maturities of short-term investments of $0.4 million.
Net cash used in investing activities during fiscal 2017 and 2016 of $8.3 million and $6.6 million, respectively, resulted primarily from investments in capital expenditures to support our cloud platform, additional office space and headcount.

Financing Activities
Net cash provided by financing activities of $208.4 million during fiscal 2018 was primarily attributable to $205.3 million in proceeds from the completion of our IPO (net of underwriters’ discounts and commissions of $15.5 million), $5.3 million in proceeds from repayments of notes receivable for the exercise of stock options, $5.0 million in proceeds from the exercise of stock options and $0.9 million in proceeds from early exercised stock options. These proceeds were partially offset by $3.8 million in payments for repurchases of common stock related to early exercised stock options and $4.3 million in payments for offering costs related to our IPO.
Net cash provided by financing activities of $9.5 million during fiscal 2017 was primarily due to $4.7 million in proceeds from the early exercise of stock options, $3.0 million in proceeds from the exercise of stock options and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options.
Net cash provided by financing activities of $27.6 million during fiscal 2016 was primarily due to $25.0 million of proceeds from the issuance of Series D redeemable convertible preferred stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as July 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
			(in thousands)
Operating leases	$6,706	$2,834	$3,872	$—	$—
Data center contracts	11,522	6,280	5,063	179	—
Non-cancelable purchase obligations	10,548	8,947	1,601	—	—
Total contractual obligations	$28,776	$18,061	$10,536	$179	$—
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
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
We have adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017, using the full retrospective transition method. Under this method, we are presenting the consolidated financial statements for fiscal 2016, as if ASC 606 had been effective for that period as well.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
1) Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer to have the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP.
5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customers.

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
Professional and Other Services Revenue
Professional and other services revenue consists of fees associated with providing deployment advisory services that educate and assist our customers on the best use of our solutions, as well as advise customers on best practices as they deploy our solution. These services are distinct from subscription and support services. Professional services do not result in significant customization of the subscription service. Revenue from professional services provided on a time and materials basis is recognized as the services are performed. Total professional and other services revenue has historically been insignificant.
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple promised services consisting of (i) our subscription and support services and (ii) professional and other services that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP based on our overall pricing objectives, taking into consideration the type of subscription and support services and professional and other services, the geographical region of the customer and the number of users.
Variable Consideration
Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.
If our services do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We have not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements were not material during the periods presented.
We provide rebates and other credits within our contracts with certain customers which are estimated based on the most likely amounts expected to be earned or claimed on the related sales transaction. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract. Estimated rebates and other credits were not material during the periods presented.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period.
We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced and such amounts have been insignificant to date.
Costs to Obtain and Fulfill a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with customers, customer retention data, our technology development life cycle and other factors. Management exercises judgment to determine the period of benefit to amortize contract acquisition costs by considering factors such as expected renewals of customer contracts, duration of customer relationships and our technology development life cycle. Although we believe that the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs.
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

Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. We used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those grants that were expected to vest. On August 1, 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions. In accordance with ASU 2016-09, we have elected to account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. We adopted this provision in our first quarter of fiscal 2018 which resulted in a cumulative-effect adjustment to accumulated deficit of $0.4 million, net of tax, as of the date of adoption. Additionally, upon adoption of ASU 2016-09, on a modified retrospective basis, the previously unrecognized excess tax benefits of $0.9 million as of July 31, 2017 were recorded as an increase to our U.S. federal and state deferred tax assets, which was fully offset by our valuation allowance. Prospectively, all excess tax benefits and deficiencies will be recognized in the income statement as a component of our income tax expense or benefit. Further, we will present excess tax benefits as an operating activity in the consolidated statements of cash flows on a prospective basis. The net excess tax benefits related to equity awards was not material for fiscal 2018.
We also assess the impact of recording stock-based compensation expense when certain of our affiliated stockholders purchase shares from our employees in excess of fair value of such shares. We recognize any such excess value as stock-based compensation expense in our consolidated statements of operations. During fiscal 2017, we recorded $4.4 million in stock-based compensation expense from a one-time secondary stock purchase transaction that was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a member of our board of directors. Stock-based compensation expense related to non-employee stock options was immaterial to our consolidated statements of operations for the periods presented.
Our use of the Black-Scholes option pricing model to estimate the fair value of stock options requires the input of highly subjective assumptions. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
These assumptions and estimates are as follows:

•
Fair Value of Common Stock. Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our board of directors, after considering contemporaneous third-party valuations and input from management. Our board of directors considered this independent valuations and other factors, including, but not limited to, expected operating and financial performance, our stage of development, current business conditions and projections, history and the timing of the introduction of new services, our financial condition and market performance of comparable publicly traded companies to establish the fair value of our common stock at the time of grant of the option. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the IPO, we used the publicly quoted price as reported on The Nasdaq Global Select Market as the fair value of our common stock.

•
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options. The expected term was estimated using the simplified method allowed under SEC guidance.

•
Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility is determined primarily based on the historical stock volatilities of our comparable publicly-traded companies. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle and financial leverage.

•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.

•
Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. As we have no history of paying any dividends, we used an expected dividend yield of zero.

We estimated the fair value of employee stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2018	2017	2016
Expected term (in years)	4.6 - 5.1	4.6	4.6
Expected stock price volatility	40.3% - 42.3%	41.4% - 43.3%	43.6% - 45.2%
Risk-free interest rate	1.7% - 2.8%	1.1% - 2.0%	1.1% - 1.6%
Dividend yield	0.0%	0.0%	0.0%
The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31, 2018
Expected term (in years)	0.5 - 2.3
Expected stock price volatility	30.7% - 53.2%
Risk-free interest rate	2.0% - 2.6%
Dividend yield	0.0%
Income Taxes
We are subject to federal, state and local taxes in the United States as well as in other tax jurisdictions or countries in which we conduct business. Earnings generated by our non-U.S. activities are related to applicable transfer pricing requirements under local country income tax laws. We account for uncertain tax positions based on those positions taken or expected to be taken in a tax return. We determine if the amount of available support indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. We then measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.
We have a full valuation allowance for our net deferred tax assets generated from our U.S. operations. We will continue to assess the need for such valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the periods in which the adjustment is determined to be required.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory repatriation tax on previously untaxed foreign earnings, and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. We expect to complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI within the measurement period provided by SAB 118. Our assessment of the impact of the Tax Act may differ from our provisional assessment during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued.
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the remeasurement of our deferred tax assets was offset by the change in our valuation allowance which resulted in no income tax expense or benefit. Because of our full valuation allowance and current year losses, there is no tax expense associated with the one-time mandatory transition tax.
JOBS Act Extended Transition Period
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recently Issued Accounting Pronouncements
Refer to Note 1. Business and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2018 , we had cash, cash equivalents and short-term investments totaling $298.5 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As  July 31, 2018, the effect of a hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.3 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for fiscal 2018, 2017 and 2016. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	81
Consolidated Financial Statements:
Consolidated Balance Sheets as of July 31, 2018 and 2017	82
Consolidated Statements of Operations for the years ended July 31, 2018, 2017 and 2016	83
Consolidated Statements of Comprehensive Loss for the years ended July 31, 2018, 2017 and 2016	84
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended July 31, 2018, 2017 and 2016	85
Consolidated Statements of Cash Flows for years ended July 31, 2018, 2017 and 2016	86
Notes to Consolidated Financial Statements	87

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations and Other Data," which is incorporated herein by reference.	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Zscaler, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries as of July 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended July 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	PricewaterhouseCoopers LLP

San Jose, California
September 13, 2018

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$135,579	$87,978
Short-term investments	162,960	—
Accounts receivable, net	61,611	39,052
Deferred contract acquisition costs	16,136	10,469
Prepaid expenses and other current assets	10,878	5,410
Total current assets	387,164	142,909
Property and equipment, net	19,765	13,139
Deferred contract acquisition costs, noncurrent	39,774	24,193
Other noncurrent assets	1,078	2,661
Total assets	$447,781	$182,902
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,895	$3,763
Accrued expenses and other current liabilities	12,313	11,648
Accrued compensation	23,393	11,608
Liability for early exercised stock options	1,561	7,972
Deferred revenue	140,670	85,468
Total current liabilities	182,832	120,459
Deferred revenue, noncurrent	23,353	11,151
Other noncurrent liabilities	1,360	1,457
Total liabilities	207,545	133,067
Commitments and contingencies (Note 5)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock; $0.001 par value; no shares and 73,100 shares authorized as of July 31, 2018 and 2017, respectively; no shares and 72,501 shares issued and outstanding as of July 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $201,376 as of July 31, 2018 and 2017, respectively	—	200,977
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 200,000 and 73,100 shares authorized as of July 31, 2018 and 2017, respectively; no shares issued and outstanding as of July 31, 2018 and 2017	—	—
Common stock; $0.001 par value; 1,000,000 and 130,000 shares authorized as of July 31, 2018 and 2017, respectively; 119,764 and 32,359 shares issued and outstanding as of July 31, 2018 and 2017, respectively	119	18
Additional paid-in capital	438,392	18,734
Notes receivable from stockholders	(2,051)	(7,878)
Accumulated other comprehensive loss	(124)	—
Accumulated deficit	(196,100)	(162,016)
Total stockholders’ equity (deficit)	240,236	(151,142)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$447,781	$182,902
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended July 31,
	2018	2017	2016
Revenue	$190,174	$125,717	$80,325
Cost of revenue	37,875	27,472	20,127
Gross profit	152,299	98,245	60,198
Operating expenses:
Sales and marketing	116,409	79,236	56,702
Research and development	39,379	33,561	20,940
General and administrative	31,135	20,521	9,399
Total operating expenses	186,923	133,318	87,041
Loss from operations	(34,624)	(35,073)	(26,843)
Interest income, net	2,236	597	289
Other income (expense), net	79	(107)	(416)
Loss before income taxes	(32,309)	(34,583)	(26,970)
Provision for income taxes	1,337	877	468
Net loss	$(33,646)	$(35,460)	$(27,438)
Accretion of Series C and D redeemable convertible preferred stock	(6,332)	(9,570)	(8,648)
Net loss attributable to common stockholders	$(39,978)	$(45,030)	$(36,086)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(1.54)	$(1.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,881	29,221	26,521
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2018	2017	2016
Net loss	$(33,646)	$(35,460)	$(27,438)
Other comprehensive loss, net of tax:
Unrealized net losses on available-for-sale securities	(124)	—	—
Other comprehensive loss	(124)	—	—
Comprehensive loss	$(33,770)	$(35,460)	$(27,438)
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2015	69,712	$157,802	29,474	$13	$12,895	$(9,122)	$—	$(99,118)	$(95,332)
Issuance of preferred stock, net of issuance costs of $43	2,789	24,957	—	—	—	—	—	—	—
Accretion of Series C and D redeemable convertible preferred stock	—	8,648	—	—	(8,648)	—	—	—	(8,648)
Issuance of common stock upon exercise of stock options	—	—	848	1	990	—	—	—	991
Issuance of common stock related to early exercised stock options	—	—	1,260	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(1,251)	—	—	2,931	—	—	2,931
Repayments of notes receivable from stockholders	—	—	—	—	—	833	—	—	833
Additions to notes receivable related to early exercised stock options	—	—	—	—	—	(4,556)	—	—	(4,556)
Vesting of early exercised stock options	—	—	—	2	2,860	—	—	—	2,862
Stock-based compensation	—	—	—	—	3,617	—	—	—	3,617
Net loss	—	—	—	—	—	—	—	(27,438)	(27,438)
Balance as of July 31, 2016	72,501	191,407	30,331	16	11,714	(9,914)	—	(126,556)	(124,740)
Accretion of Series C and D redeemable convertible preferred stock	—	9,570	—	—	(9,570)	—	—	—	(9,570)
Issuance of common stock upon exercise of stock options	—	—	1,347	1	2,970	—	—	—	2,971
Issuance of common stock related to early exercised stock options	—	—	781	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(100)	—	—	263	—	—	263
Repayments of notes receivable from stockholders	—	—	—	—	—	1,856	—	—	1,856
Additions to notes receivable related to early exercised stock options	—	—	—	—	—	(83)	—	—	(83)
Vesting of early exercised stock options	—	—	—	1	3,701	—	—	—	3,702
Stock-based compensation	—	—	—	—	9,919	—	—	—	9,919
Net loss	—	—	—	—	—	—	—	(35,460)	(35,460)
Balance as of July 31, 2017	72,501	200,977	32,359	18	18,734	(7,878)	—	(162,016)	(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	6,332	—	—	(6,332)	—	—	—	(6,332)
Issuance of common stock upon exercise of stock options	—	—	1,712	2	4,983	—	—	—	4,985
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(788)	—	—	214	—	—	214
Repayments of notes receivable from stockholders	—	—	—	—	—	5,346	—	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	267	—	—	267
Vesting of early exercised stock options	—	—	—	12	3,243	—	—	—	3,255
Issuance of common stock upon initial public offering, net of underwriting discounts of $15,456 and issuance costs of $6,464	—	—	13,800	14	198,866	—	—	—	198,880
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	—	207,309
Stock-based compensation	—	—	—	—	11,224	—	—	—	11,224
Other comprehensive loss	—	—	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	—	—	(33,646)	(33,646)
Balance as of July 31, 2018	—	$—	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net loss	$(33,646)	$(35,460)	$(27,438)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	7,988	6,840	4,872
Amortization of deferred contract acquisition costs	13,181	8,474	5,515
Stock-based compensation expense	11,224	9,919	3,617
Other	130	(89)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(22,559)	(14,563)	(6,188)
Deferred contract acquisition costs	(34,429)	(21,999)	(13,502)
Prepaid expenses and other assets	(5,068)	(2,718)	(115)
Accounts payable	(779)	2,249	563
Accrued expenses and other liabilities	2,076	5,376	2,085
Accrued compensation	11,785	5,246	2,601
Deferred revenue	67,404	30,706	16,133
Net cash provided by (used in) operating activities	17,307	(6,019)	(11,916)
Cash Flows From Investing Activities
Purchases of property and equipment	(13,397)	(7,783)	(5,402)
Capitalized internal-use software	(1,773)	(391)	(845)
Change in restricted cash	—	(168)	(400)
Purchases of short-term investments	(163,366)	—	—
Other	433	—	—
Net cash used in investing activities	(178,103)	(8,342)	(6,647)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	205,344	—	—
Payments of costs related to initial public offering	(4,336)	(31)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	24,957
Proceeds from issuance of common stock upon exercise of stock options	4,985	2,971	991
Proceeds from issuance of common stock related to early exercised stock options	869	4,701	782
Repurchases of unvested common stock	(3,811)	—	—
Repayments of notes receivable from stockholders	5,346	1,856	833
Net cash provided by financing activities	208,397	9,497	27,563
Net increase (decrease) in cash and cash equivalents	47,601	(4,864)	9,000
Cash and cash equivalents, beginning of period	87,978	92,842	83,842
Cash and cash equivalents, end of period	$135,579	$87,978	$92,842
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$870	$385	$319
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of redeemable convertible preferred stock to common stock	$207,309	$—	$—
Net change in purchases of equipment, accrued but not paid	$(537)	$746	$142
Accretion of Series C and D redeemable convertible preferred stock	$6,332	$9,570	$8,648
Issuance of notes receivable related to early exercised stock options	$—	$—	$4,373
Repurchases of unvested common stock	$214	$263	$2,931
Vesting of early exercised common stock options	$3,255	$3,702	$2,862
Net change in deferred offering costs, accrued but not paid	$940	$1,157	$—
Capitalized leasehold improvements paid directly by landlord	$—	$—	$1,491
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable users to safely utilize authorized applications and services based on an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud security platform that secures access for users and devices to applications and services, regardless of location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are located in San Jose, California.
Reverse Stock Split
In March 2018, our board of directors approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-3 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock. The reverse stock split was effected on March 1, 2018. The par value of the common stock and the convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Initial Public Offering
In March 2018, we completed our initial public offering ("IPO") of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.5 million which were recorded within stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2018, for example, refer to our fiscal year ended July 31, 2018.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, loss contingencies related to litigation and valuation of deferred tax assets. Management determines these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the consolidated financial statements.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. We recognized re-measurement losses of $0.1 million, $0.1 million and $0.3 million for fiscal 2018, 2017 and 2016, respectively.
JOBS Act Extended Transition Period
We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have irrevocably elected not to avail ourselves of the extended transition periods available under the JOBS Act for complying with new and revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, but we intend to take advantage of the other exemptions discussed above.
We may take advantage of the extended transition period until we are no longer an EGC. We would cease to be an EGC upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.
Concentration of Risks
We generate revenue primarily from sale of subscriptions to access our cloud platform, together with related support services. Our sales team, along with our channel partner network of global telecommunications service providers, system integrators and value-added resellers (collectively "channel partners"), sells our services worldwide to organizations of all sizes. Due to the nature of our services and the terms and conditions of our contracts with our channel partners, our business could be affected unfavorably if we are not able to continue our relationships with them.
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash equivalents and short-term investments consist of highly liquid investments in money market funds, U.S. treasury, U.S. agency securities and corporate debt securities, which are invested through financial institutions in the United States.

We grant credit to our customers in the normal course of business. We monitor the financial condition of our customers to reduce credit risk.
The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	July 31,
	2018	2017
Channel partner A	13%	*
Channel partner B	13%	*
Channel partner C	*	17%
Channel partner D	*	10%
Channel partner E	*	15%
_____________
* Represents less than 10%.
No single customer accounted for 10% or more of revenue in fiscal 2018, 2017 and 2016.
Segment Information
We operate as one reportable and operating segment. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
We have adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017, using the full retrospective transition method. Under this method, we are presenting the consolidated financial statements for fiscal 2016, as if ASC 606 had been effective for that period as well.
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
5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customers.
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
If our services do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, estimated refunds related to these agreements were not material to the periods presented.
We provide rebates and other credits within our contracts with certain customers, which are estimated based on the value expected to be earned or claimed on the related sales transaction. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract. Estimated rebates and other credits were not material during the periods presented.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% of our revenue in fiscal 2018, 2017 and 2016.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2018		2017		2016
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except for percentage data)
United States	$86,123	45%	$57,990	46%	$35,794	44%
Europe, Middle East and Africa (*)	84,828	45	56,857	45	37,403	47
Asia Pacific	14,465	8	9,853	8	5,779	7
Other	4,758	2	1,017	1	1,349	2
Total	$190,174	100%	$125,717	100%	$80,325	100%
_____
(*) Revenue from the United Kingdom represented 11%, 13% and 12% of the total revenue for fiscal 2018, 2017 and 2016, respectively.

The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2018		2017		2016
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except for percentage data)
Channel partners	$175,798	92%	$110,900	88%	$67,472	84%
Direct customers	14,376	8	14,817	12	12,853	16
Total	$190,174	100%	$125,717	100%	$80,325	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. In fiscal 2018, 2017 and 2016 we recognized revenue of $85.3 million, $58.5 million and $40.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days but it may be up to 90 days for some of our channel partners. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced and such amounts have historically not been material.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $397.9 million. We expect to recognize 53% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the consolidated statements of operations. We determine the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development lifecycle and other factors. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$34,662	$21,137	$13,150
Capitalization of contract acquisition costs	34,429	21,999	13,502
Amortization of deferred contract acquisition costs	(13,181)	(8,474)	(5,515)
Ending balance	$55,910	$34,662	$21,137

Deferred contract acquisition costs	$16,136	$10,469	$6,743
Deferred contract acquisition costs, noncurrent	39,774	24,193	14,394
Total deferred contract acquisition costs	$55,910	$34,662	$21,137
Sales commissions accrued but not paid at July 31, 2018 and 2017, totaled $10.0 million and $5.4 million, respectively, which are included within accrued compensation in the consolidated balance sheets.
Accounts Receivable and Allowance
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of an allowance for doubtful accounts. We have a well-established collections history from our customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, management considers the current aging and financial condition of our customers, the amount of receivables in dispute and current payment patterns. The allowance for doubtful accounts has historically not been material. There were no material write-offs recognized in the periods presented. Accordingly, the movements in the allowance for doubtful accounts were not material for any of the periods presented. We do not have any off-balance-sheet credit exposure related to our customers.
Cash Equivalents and Short-Term Investments
We classify all highly liquid investments purchased with an original maturity of 90 days or less from the date of purchase as cash equivalents and all highly liquid investments with original maturities beyond 90 days at the time of purchase as short-term investments. Our cash equivalents and short-term investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the next 12 months. Our investments are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within stockholders’ equity (deficit).

Our investments are reviewed periodically to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the cost of an individual investment exceeds its fair value, we consider available quantitative and qualitative factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that a decline in fair value is determined to be other-than-temporary, we write down these investments to fair value. There were no impairments recognized on our investments during the periods presented.
Interest income, amortization of premiums and discounts, realized gains and losses and declines in fair value judged to be other-than-temporary on our available-for-sale securities are included in interest income, net in the consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Fair Value of Financial Instruments
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. Cash equivalents and short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. Assets recorded at fair value on a recurring basis in the consolidated balance sheets, consisting of cash equivalents and short-term investments, are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values.
Restricted Cash
We maintained restricted cash of $0.6 million as of July 31, 2018 and 2017 through a letter of credit. The letter of credit was established according to the requirements under certain lease agreements.
Property and Equipment
Property and equipment, net are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Capitalized Internal-Use Software Development Costs
We capitalize certain development costs related to our cloud security platform during the application development stage. Costs related to preliminary project activities are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. We capitalized costs associated with the development of software for internal-use of $1.8 million, $0.4 million and $0.8 million in fiscal 2018, 2017 and 2016, respectively. We recognized amortization expense of capitalized internal-use software of $0.9 million, $1.2 million and $1.0 million in fiscal 2018, 2017 and 2016, respectively.

Impairment of Long-Lived Assets
We review our long-lived assets, comprised primarily of our property and equipment, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. Impairment losses on long-lived assets were not material during the periods presented.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the anticipated sale of our common stock in an IPO, including legal, accounting, printing and other IPO-related costs. As of July 31, 2017, we had capitalized deferred offering costs of $1.2 million and were included in other noncurrent assets. Upon completion of our IPO, deferred offering costs totaling $6.5 million were reclassified into stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO.
Leases
We lease our facilities under operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. Some of our lease agreements contain rent holidays, scheduled rent increases, lease incentives and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control of the leased space. As part of our lease agreement at our headquarters, we obtained $1.5 million in leasehold improvement incentives from the landlord in fiscal 2016. As the incentives were paid directly to third parties by our landlord, they were recorded as a noncash investing activity in the consolidated statements of cash flows.
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
Stock-based compensation expense related to purchase rights granted under the employee stock purchase plan is based on the Black-Scholes option pricing model fair value of the number of awards estimated as of the beginning of the offering period. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period.
Prior to the IPO, the fair value of our common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, we determine the fair value using the market closing price of our common stock on the date of grant.
Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. We used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those grants that were expected to vest. On August 1, 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions. In accordance with ASU 2016-09, we have elected to account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. We adopted this provision in our first quarter of fiscal 2018 and recorded a cumulative-effect adjustment to accumulated deficit of $0.4 million, net of tax, as of the date of adoption. Additionally, upon adoption of ASU 2016-09, on a modified retrospective basis, the previously unrecognized excess tax benefits of $0.9 million as of July 31, 2017 were recorded as an increase of U.S. federal and state deferred tax assets, which was substantially offset by our valuation allowance. Prospectively, all excess tax benefits and deficiencies will be recognized in the income statement as a component of our income tax expense or benefit. Further, we will present excess tax benefits as an operating activity in the consolidated statements of cash flows on a prospective basis. The net excess tax benefits related to equity awards was not material in fiscal 2018.
Research and Development
Our research and development expenses support our efforts to add new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design and the related development, testing, certification and support of our solutions. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, bonuses and benefits and costs associated with technology tools used by our engineers.
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized advertising expense of $3.4 million, $1.8 million and $1.8 million in fiscal 2018, 2017 and 2016, respectively.
Warranties and Indemnification
Our cloud platform is generally warranted to be free of defects under normal use and to perform substantially in accordance with the subscription agreement. Additionally, our contracts generally include provisions for indemnifying customers and channel partners against liabilities if our services infringe or misappropriate a third party’s intellectual property rights. Costs and liabilities incurred as a result of warranties and indemnification obligations were not material during the periods presented.
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We expect to periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred.
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory repatriation tax on previously untaxed foreign earnings, and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. We expect to complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with Global Intangible Low-Taxed Income (“GILTI”) within the measurement period provided by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Our assessment of the impact of the Tax Act may differ from our provisional assessment during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued.
Comprehensive Loss
Our other comprehensive loss consists of unrealized gains and losses on our available-for-sale investments. We did not have reclassifications from comprehensive loss to the consolidated statements of operations for the periods presented.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist of convertible preferred stock, stock options, shares subject to repurchase from early exercised stock options and estimated shares to be issued under the employee stock purchase plan. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.
Upon closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying amount reclassified into stockholders’ equity (deficit). As of July 31, 2018, we did not have shares of preferred stock issued and outstanding.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standard Board ("FASB") issued ASU 2016-09. This ASU simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures, and statutory tax withholding requirements. For public business entities, it is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. We adopted ASU 2016-09 as of August 1, 2017, resulting in the impact discussed above, under the caption "Stock-Based Compensation." The adoption of this standard did not have a material impact to our consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, it is effective for fiscal years beginning after December 15, 2017. We adopted this standard as of August 1, 2018; however, we are currently evaluating the impact it will have on our consolidated financial statements in relation to transactions entered after its adoption.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of share-based payment awards. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard as of August 1, 2018 and do not expect it to have a material impact to our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the purpose of decreasing the diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard as of August 1, 2018 and do not expect it to have a material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which updates the classification of restricted cash in the statement of cash flows. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We adopted this standard as of August 1, 2018 and do not expect it to have a material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main difference between previous guidance and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting guidance. ASU 2016-02 retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, it is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for equity awards granted to nonemployees. For public business entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
Note 2. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$—	$—	$74,408
U.S. treasury securities	17,488	—	—	17,488
U.S. government agency securities	1,999	—	—	1,999
Corporate debt securities	11,010	—	(1)	11,009
Total cash equivalents	$104,905	$—	$(1)	$104,904

Short-term investments:
U.S. treasury securities	$55,768	$—	$(17)	$55,751
U.S. government agency securities	17,953	—	(19)	17,934
Corporate debt securities	89,362	1	(88)	89,275
Total short-term investments	$163,083	$1	$(124)	$162,960

Total cash equivalents and short-term investments	$267,988	$1	$(125)	$267,864
Cash equivalents consisted of the following as of July 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$72,441	$—	$—	$72,441
We did not have investments classified as short-term investments as of July 31, 2017.
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2018:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$116,897	$116,843
Due between one and two years	46,186	46,117
Total short-term investments	$163,083	$162,960

Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$55,750	$(17)	$—	$—	$55,750	$(17)
U.S. government agency securities	17,934	(19)	—	—	17,934	(19)
Corporate debt securities	83,332	(88)	—	—	83,332	(88)
Total investments in a loss position	$157,016	$(124)	$—	$—	$157,016	$(124)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of July 31, 2018.
Note 3. Fair Value Measurements
Fair value is defined as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•	Level I - Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level II - Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

•
Level III - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets.
Certain of our investments in available-for-sale securities (i.e., U.S. treasury securities, U.S. government agency securities and corporate securities) are classified within Level II. The fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$74,408	$—	$—
U.S. treasury securities	17,488	—	17,488	—
U.S. government agency securities	1,999	—	1,999	—
Corporate debt securities	11,009	—	11,009	—
Total cash equivalents	$104,904	$74,408	$30,496	$—

Short-term investments:
U.S. treasury securities	$55,751	$—	$55,751	$—
U.S. government agency securities	17,934	—	17,934	—
Corporate debt securities	89,275	—	89,275	—
Total short-term investments	$162,960	$—	$162,960	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2017:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$72,441	$72,441	$—	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4. Property and Equipment
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2018	2017
		(in thousands)
Hosting equipment	2-3 years	$30,743	$20,241
Computers and equipment	3-5 years	2,335	1,539
Purchased software	3 years	1,324	1,257
Capitalized internal-use software	3 years	6,163	4,390
Furniture and fixtures	5 years	1,478	1,035
Leasehold improvements	Shorter of useful life or lease term	2,123	1,981
Property and equipment, gross		44,166	30,443
Less: Accumulated depreciation and amortization		(24,401)	(17,304)
Total property and equipment, net		$19,765	$13,139
We recognized depreciation and amortization expense on property and equipment of $8.0 million, $6.8 million and $4.9 million in fiscal 2018, 2017 and 2016, respectively.
Note 5. Commitments and Contingencies
Operating Leases
We lease our office space under various operating lease agreements expiring at various dates through April 2021. Certain of these lease agreements have escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term. The difference between the rent paid and the straight-line rent expense is recorded as deferred rent, which current portion is included within accrued expenses and other current liabilities and noncurrent portion is included within other noncurrent liabilities in the consolidated balance sheets. We recognized rent expense of $2.5 million, $1.7 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.
Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2018:

Operating Leases
(in thousands)
Year ending July 31,
2019	$2,834
2020	2,274
2021	1,598
Total	$6,706
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform. We recognized bandwidth and colocation costs of $9.4 million, $6.9 million and $5.6 million for fiscal 2018, 2017 and 2016, respectively.

Future minimum payments under non-cancelable data center contracts consisted of the following as of July 31, 2018:

Data Center Contracts
(in thousands)
Year ending July 31,
2019	$6,280
2020	3,763
2021	1,300
2022	179
Total	$11,522
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology licenses, equipment, software subscriptions, corporate events and outsourced services. As of July 31, 2018 and 2017, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $3.1 million and $2.2 million, respectively.
Legal Matters
Symantec Litigation
We are currently involved in legal proceedings with Symantec. On December 12, 2016, Symantec filed a complaint, which we refer to as Symantec Case 1, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,279,113, 7,203,959 ("’959 patent"), 7,246,227 ("’227 patent"), 7,392,543, 7,735,116, 8,181,036 and 8,661,498. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. On August 2, 2017, the court granted our motion to transfer Symantec Case 1 from the District of Delaware to the Northern District of California. On March 23, 2018, the Northern District of California court granted our motion to dismiss the asserted claims of the ’959 and ’227 patents as invalid based on unpatentable subject matter.
On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658, 7,360,249, 7,587,488, 8,316,429, 8,316,446, 8,402,540 and 9,525,696. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
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
Finjan Litigation
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
While the range of potential loss resulting from the lawsuit cannot be reasonably estimated, we have accrued a total liability of $3.2 million as of July 31, 2018 related to past negotiations with Finjan of which we recorded $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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

Note 6. Convertible Preferred Stock
In March 2018, upon completion of our IPO, all shares of convertible preferred stock then outstanding, totaling 72,500,750 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. Additionally, the carrying amount of the redeemable convertible preferred stock of $207.3 million, inclusive of accretion of Series C and D redeemable convertible preferred stock of $24.7 million, was reclassified to stockholders’ equity (deficit). In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by our board of directors. We did not have shares of convertible preferred stock issued and outstanding as of July 31, 2018.
Convertible preferred stock consisted of the following as of July 31, 2017:

	Shares Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Issue Price per Share
	(in thousands, except per share data)
Series A	28,000	28,000	$5,000	$5,000	$0.18
Series B	25,000	24,856	30,095	30,200	$1.22
Series C	7,500	7,375	37,897	37,980	$5.15
Series D	12,600	12,270	127,985	128,196	$8.97
Total	73,100	72,501	$200,977	$201,376
In September 2015, we amended our Amended and Restated Certificate of Incorporation and increased the number of Series D preferred stock authorized for sale and issuance to 12,492,749 shares. We also amended our Series D preferred stock purchase agreement to permit the sale of an additional 2,788,560 shares of Series D redeemable convertible preferred stock at $8.9652 per share for total gross proceeds of $25.0 million.
The holders of our convertible preferred stock had various rights, preferences and privileges, which are summarized as follows:
Conversion Rights
Each share of our preferred stock was convertible, at the option of its holder, into the number of fully paid and non-assessable shares of common stock, which results from dividing the applicable original issue price per share by the applicable conversion price per share on the date that the share certificate is surrendered for conversion. As of July 31, 2017, the conversion prices per share for all shares of preferred stock were equal to the original issue prices, and the rate at which each share would convert into common stock was one-for-one. As discussed above, upon completion of our IPO, all our outstanding shares of convertible preferred stock were automatically converted to common stock.
Dividend Rights
Each holder of the Series A, B, C and D convertible preferred stock was entitled to receive, out of any funds legally available, noncumulative dividends at the rate of $0.0142875, $0.0972, $0.412305 and $0.71721 per share, respectively, per annum, payable in preference and priority to any payment of any dividends on common stock when and if declared by our board of directors. The right to receive dividends on shares of preferred stock was not cumulative. No dividends were declared through the date our convertible preferred stock was automatically converted to common stock upon completion of our IPO.

Liquidation Rights
In the event of any liquidation, dissolution or winding up of the Company, holders of Series A, B, C and D convertible preferred stock were entitled to receive, in preference to holders of the common stock, an amount per share equal to the greater of (a) the sum of the liquidation preference, which was $0.178575 for a Series A share, $1.215 for a Series B share, $5.14965 for a Series C share and $8.9652 plus 8% compounded annually from the initial issuance date for a Series D share, plus all declared but unpaid dividends or (b) the amount that would be received on such share of redeemable convertible preferred stock if such share were converted to a share of common stock immediately prior to such liquidation event. All remaining assets would then be distributed pro rata to holders of common stock. A liquidation event was deemed to be outside of our control.
Voting Rights
The holders of Series A, B, C and D convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such preferred stock was convertible. The holders of the preferred stock were entitled to vote on all matters on which the common stockholders are entitled to vote. So long as at least 1,333,333 shares (as adjusted for recapitalization) of each of the Series A, B, C and D convertible preferred stock remained outstanding, the holders of each of the Series A, B, C and D convertible preferred stock, voting as a separate class, were entitled to select one member of our board of directors.
Redemption Rights
Series C redeemable convertible preferred stock was redeemable at any time after the sixth anniversary of the initial issuance of the Series D redeemable convertible preferred stock. Series D redeemable convertible preferred stock was redeemable at any time after its sixth anniversary. The redemption price per share for Series C was equal to its original issue price of $5.14965 plus all declared and unpaid dividends. The redemption price per share for Series D was equal to the original issue price of $8.9652 plus 8% per annum, compounded annually, from the issuance date through its redemption date. As the redemption of Series C and D was not solely within our control and was contingent only on the passage of time, we considered probable that the instruments would become redeemable. Accordingly, both Series C and D redeemable convertible preferred stock were accreted to their redemption prices utilizing the effective interest method through their automatic conversion to common stock upon completion of our IPO. While Series A, B, C and D convertible preferred stock did not have mandatory redemption provisions, they were contingently redeemable upon a deemed liquidation event.
We recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock of $6.3 million, $9.6 million and $8.6 million in fiscal 2018, 2017 and 2016, respectively. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying amount of Series C and D redeemable convertible preferred stock, which is presented within redeemable convertible preferred stock in the consolidated balance sheets. As described above, upon completion of our IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated and their carrying amount of $207.3 million, inclusive of cumulative accretion of $24.7 million, was reclassified to stockholders' equity (deficit).
Classification of Convertible Preferred Stock
The redemption provisions of the Series C and Series D redeemable convertible preferred stock were considered provisions that were not solely within our control. Also, the deemed liquidation preference provisions of the Series A, B, C and D convertible preferred stock were considered contingent redemption provisions that were not solely within our control. Accordingly, our convertible preferred stock had been presented outside of permanent equity in the mezzanine section of the consolidated balance sheet as of July 31, 2017.

Note 7. Common Stock
In March 2018, upon completion of our IPO, we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with our IPO, we incurred offering costs of $6.5 million which were recorded within stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.
In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 1,000,000,000 shares of common stock with a par value of $0.001. Our common stock is not redeemable and common stockholders are entitled to one vote for each share of common stock held.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2018
(in thousands)
Equity awards outstanding:
Stock options	16,175
Unvested restricted stock units	209
Purchase rights committed under the employee stock purchase plan	2,044
Equity awards available for future grants:
Equity incentive plans	13,471
Employee stock purchase plan	156
Total reserved shares of common stock for future issuance	32,055
Note 8. Stock-Based Compensation
Equity Incentive Plans
In March 2018, we adopted the Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan"). In September 2007, we adopted the 2007 Stock Plan (the "2007 Plan"). Equity incentive awards granted under the 2018 Plan and 2007 Plan, collectively referred to as the "Plans," may be either incentive RSUs, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares to our employees, directors, officers and consultants.
The Plans allow for the grant of restricted stock units ("RSUs") to employees at the current fair value of our common stock. Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting one year from the date of grant and quarterly thereafter over the remaining vesting term.
Under the Plans, the exercise price of a stock option grant must be not less than 100% of the fair market value of the common stock on the date of grant. Generally, stock options vest over four years with 25% of the option shares vesting one year from the date of grant and monthly thereafter over the remaining vesting term. Stock options granted under the 2018 Plan and 2007 Plan are exercisable over a maximum term of ten years and seven years, respectively, from the date of grant. Stock options that are forfeited or canceled shall become available for future grant or sale under the 2018 Plan.
A total of 12,700,000 shares of common stock were initially authorized for issuance under the 2018 Plan. Our compensation committee administers the 2018 Plan. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning on August 1, 2018, equal to the least of: (i) 12,700,000 shares of common stock, (ii) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other number of shares determined by our board of directors.
In March 2018, in connection with our IPO, the 2007 Plan was terminated along with its remaining balance of shares of common stock available for grant. With the establishment of the 2018 Plan, we no longer grant stock-based awards under the 2007 Plan and any shares underlying stock options that expire or terminate or are forfeited or repurchased by us under the 2007 Plan will be automatically transferred to the 2018 Plan.
The activity of stock options consisted of the following:

	Shares Available For Grant	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2017	739	15,058	$4.50	5.6	$56,717
Increase in 2007 Plan authorized shares	3,333
Increase in 2018 Plan authorized shares	12,700
Shares terminated under 2007 Plan	(870)
RSU activity, net	(209)
Stock options granted	(5,021)	5,021	$10.02
Stock options exercised	—	(1,892)	$3.09		$16,688
Repurchases of unvested shares	787	—	$5.11
Stock options canceled, forfeited, expired	2,012	(2,012)	$5.90
Balance as of July 31, 2018	13,471	16,175	$6.20	5.1	$470,860
Exercisable and expected to vest as of July 31, 2017		5,907	$3.67	4.9	$27,135
Exercisable and expected to vest as of July 31, 2018		5,499	$3.97	4.0	$172,317
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised was $16.7 million, $4.5 million and $3.0 million for fiscal 2018, 2017 and 2016, respectively.
The weighted-average grant-date fair value per share of awards granted was $3.77, $2.10 and $1.68 for fiscal 2018, 2017 and 2016, respectively.
We estimated the fair value of employee stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2018	2017	2016
Expected term (in years)	4.6 - 5.1	4.6	4.6
Expected stock price volatility	40.3% - 42.3%	41.4% - 43.3%	43.6% - 45.2%
Risk-free interest rate	1.7% - 2.8%	1.1% - 2.0%	1.1% - 1.6%
Dividend yield	0.0%	0.0%	0.0%

The activity of RSUs consisted of the following:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2017	—	—	$—
Granted	210	$26.26
Vested	—	—	$—
Canceled, forfeited	(1)	$26.26
Balance as of July 31, 2018	209	$26.26	$7,394
Early Exercised Stock Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by our board of directors. The consideration received for an early exercised stock option is considered to be a deposit of the exercise price and the related proceed is initially recorded as a liability in the consolidated balance and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. In fiscal 2018, 2017 and 2016, we issued 179,861 shares, 781,320 shares and 1,260,000 shares of common stock for aggregate proceeds of $0.9 million, $4.7 million and $5.2 million, respectively, related to early exercised stock options. As of July 31, 2018 and 2017, the number of shares of common stock subject to repurchase was 422,528 shares and 1,887,638 shares with an aggregate exercise price of $1.6 million and $8.0 million, respectively.
Notes Receivable from Stockholders
We entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. During fiscal 2016 and 2015, we issued 1,076,666 shares and 2,733,333 shares of common stock for an aggregate exercise price of $4.4 million and $6.6 million, respectively, related to the exercise of unvested stock options via notes receivable. We did not issue notes receivable during fiscal 2018 and 2017. These notes bear interest at rates ranging from 1.15% to 2.85% per annum and are due in December 2018, subject to acceleration upon the occurrence of certain events. As these notes are collateralized by the underlying common stock as well as the borrowers’ personal assets, they are considered full recourse. The related principal amount and accrued interest are presented as a reduction of stockholder's equity (deficit) until the notes are settled. As of July 31, 2018 and 2017, the carrying amount of the outstanding notes receivable, inclusive of accrued interest, was $2.1 million and $7.9 million, respectively. As of July 31, 2018 and 2017, the balance of accrued interest under these notes was $0.1 million and $0.4 million, respectively. In fiscal 2018, we repurchased a total of 787,479 unvested shares of common stock from certain employees upon termination of their employment services. The total repurchase price was $4.0 million, or $5.11 per share, of which $3.8 million was paid in cash and $0.2 million was settled through the cancellation of the related note receivable. In fiscal 2018, certain borrowers repaid the outstanding principal amount and interest accrued under their loans, totaling $5.7 million.
Employee Stock Purchase Plan
In March 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan ("ESPP"), which became effective upon completion of the IPO. A total of 2,200,000 shares of common stock were initially authorized for issuance under the ESPP. The number of shares of common stock available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning on August 1, 2018, equal to the least of: (i) 2,200,000 shares of common stock, (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other number of shares determined by the administrator. Our compensation committee administers the ESPP.
The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. The first offering period commenced on March 16, 2018 and is scheduled to end on the first trading day on or after June 15, 2020. As of July 31, 2018, no shares of common stock have been issued under the ESPP.
The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31, 2018
Expected term (in years)	0.5 - 2.3
Expected stock price volatility	30.7% - 53.2%
Risk-free interest rate	2.0% - 2.6%
Dividend yield	0.0%
Stock-based Compensation Expense
Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. Beginning with our first quarter of fiscal 2018, upon adoption of ASU 2016-09, as further discussed in Note 1 to these consolidated financial statements, we elected to account for forfeitures of awards as incurred instead of estimating the number of awards expected to be forfeited. The adoption of this standard did not have a material impact to our consolidated financial statements.
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$757	$348	$189
Sales and marketing	5,044	2,794	1,574
Research and development	3,045	5,574	1,025
General and administrative	2,378	1,203	829
Total stock-based compensation expense	$11,224	$9,919	$3,617

As of July 31, 2018, the unrecognized stock-based compensation cost related to stock options, ESPP and RSUs was $27.0 million, $8.9 million and $5.3 million, respectively, which we expect to amortize over a weighted-average period of 2.9 years, 1.2 years and 3.9 years, respectively.
Note 9. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017, imposing a one-time mandatory transition tax on previously untaxed foreign earnings, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. On December 22, 2017, the SAB 118, which provides guidance on accounting for the Tax Act’s impact and allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the provisional $19.7 million remeasurement of our deferred tax assets was offset by the change in our valuation allowance which resulted in no income tax expense or benefit. Because of our full valuation allowance and current year losses, there is no tax expense associated with the provisional $1.0 million of the one-time mandatory transition tax. We are still in the process of analyzing the impacts of the GILTI provision which may impact our effective tax rate in future years.
We expect to complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI within the measurement period provided by SAB 118. Our assessment of the impact of the Tax Act may differ from our provisional assessment during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued.
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Domestic	$(36,455)	$(36,874)	$(28,227)
International	4,146	2,291	1,257
Loss before income taxes	$(32,309)	$(34,583)	$(26,970)

The following table sets forth the components of the provision for income taxes:

	Year Ended July 31,
	2018	2017	2016
Current:	(in thousands)
Federal	$—	$—	$—
State	(2)	31	16
Foreign	1,480	874	452
Total current tax expense	1,478	905	468

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(141)	(28)	—
Total deferred tax expense	(141)	(28)	—

Total provision for income taxes	$1,337	$877	$468
The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended July 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	34.0%	34.0%
State taxes	—	1.5	1.8
Impact of foreign rate differential	0.3	(1.7)	0.1
Meals and entertainment	(1.3)	(0.5)	(0.5)
Stock-based compensation	(3.8)	(2.8)	(4.1)
Impact of U.S. tax reform	(58.6)	—	—
Provision to return adjustments	2.8	(0.3)	—
U.S. tax credits	3.7	—	—
Change in valuation allowance	33.5	(32.4)	(32.5)
Other	(1.7)	(0.3)	(0.5)
Effective tax rate	(4.1)%	(2.5)%	(1.7)%
Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate, offset by the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. The impact of the Tax Act includes the effect of remeasuring our deferred tax assets and liabilities at 21% plus the effects of the one-time mandatory transition tax.

The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$41,794	$54,130
Accruals and reserves	2,863	2,807
Deferred revenue	6,071	5,436
Tax credits carryovers	6,118	—
Stock-based compensation	784	571
Property and equipment	303	339
Other	347	569
Gross deferred tax assets	58,280	63,852
Less: Valuation allowance	(45,578)	(51,493)
Total deferred tax assets	12,702	12,359

Deferred tax liabilities:
Deferred contract acquisition costs	(12,561)	(12,331)
Total deferred tax liabilities	(12,561)	(12,331)

Net deferred tax assets	$141	$28
As a result of certain realization requirements of ASC Topic 718, Compensation-Stock compensation, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of July 31, 2017, that arose directly from tax deductions related to stock-based compensation which was in excess of the amount recognized for financial reporting. Additional paid-in capital will be increased by $0.9 million if and when such deferred tax assets are ultimately realized. As a result of the adoption of ASU 2016-09, as further discussed in Note 1 to these consolidated financial statements, in fiscal 2018 we recognized a U.S. federal and state deferred tax asset for this previously unrecognized excess tax benefits, which was offset by our U.S. federal and state valuation allowance.
A deferred tax liability has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. Income taxes are generally incurred upon a repatriation of assets, a sale, or a liquidation of the subsidiary. The excess of the amount for financial reporting over the tax basis in the investments in foreign subsidiaries, as well as the unrecognized deferred tax liability, are not material for the periods presented.

The following table presents the change in the valuation allowance:

	Year Ended July 31,
	2018	2017	2016
	(in thousands)
Balance as of the beginning of the period	$51,493	$40,299	$31,483
Change during the period	(5,915)	11,194	8,816
Balance as of the end of the period	$45,578	$51,493	$40,299
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and, state deferred tax assets will not be realized as of July 31, 2018 and 2017, and as such, we have maintained a full valuation allowance against such deferred tax assets.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal and state deferred tax assets decreased by $5.9 million, increased by $11.2 million and increased by $8.8 million in fiscal 2018, 2017, and 2016, respectively. The decrease in the valuation allowance in fiscal 2018 was primarily related to the change in the federal statutory rate, while the increase in the valuation allowance in fiscal 2017 and 2016, respectively, was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2018 and 2017, we have net operating loss carryforwards for U.S. federal income tax purposes of $173.6 million and $150.0 million, respectively, which are available to offset future federal taxable income. The net operating losses for federal purposes will begin expiring in 2027. As of July 31, 2018 and 2017, we have net operating loss carryforwards for state income tax purposes of $62.4 million and $68.3 million, respectively. The net operating losses for state purposes will begin expiring at different periods beginning in 2024.
As of July 31, 2018, we had federal and California research and development tax credit carryforwards of approximately $4.5 million and $4.2 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The California credit will carryforward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss and research and development credit carryforwards in the event of a change in ownership of the Company as defined by the Internal Revenue Code, Sections 382 and 383. Under Section 382 and 383 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss and research and development credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss or research and development credit carryforwards but may limit the amount available in any given future period.

We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2018, there are no significant tax jurisdictions under examination; however, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our for income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite of belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $2.6 million of gross unrecognized tax benefits as of July 31, 2018. If recognized, these would affect our effective tax rate. However, the gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of carryforward deferred tax asset that would be offset by a valuation allowance. As of July 31, 2018, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The changes in our gross unrecognized tax benefits for fiscal 2018 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2017	$—
Gross increase for tax positions of prior fiscal years	1,746
Gross increase for tax positions of current fiscal year	876
Balance as of July 31, 2018	$2,622
Note 10. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses. In March 2018, upon completion of our IPO, all shares of convertible preferred stock then outstanding, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. As of July 31, 2018, we did not have shares of convertible preferred stock issued and outstanding.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our convertible preferred stock, stock options, early exercised stock options, RSUs and purchase rights granted under the ESPP are considered to be potential common stock equivalents.
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended July 31,
	2018	2017	2016
	(in thousands, except per share data)
Net loss	$(33,646)	$(35,460)	$(27,438)
Accretion of Series C and D redeemable convertible preferred stock	(6,332)	(9,570)	(8,648)
Net loss attributable to common stockholders	$(39,978)	$(45,030)	$(36,086)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,881	29,221	26,521
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(1.54)	$(1.36)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	July 31,
	2018	2017	2016
	(in thousands)
Convertible preferred stock	—	72,501	72,501
Outstanding stock options	16,175	15,058	9,376
Shares subject to repurchase from early exercised stock options	423	1,888	2,367
Purchase rights committed under the ESPP	2,044	—	—
Unvested RSUs	209	—	—
Total	18,851	89,447	84,244
Note 11. Segment and Geographic Information
Our chief operating decision maker ("CODM") is our chief executive officer. We derive our revenue primarily from sales of subscription services to our cloud platform and related support services. Our CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, we determined that we operate as one operating segment.
Our long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows:

	July 31,
	2018	2017
	(in thousands)
United States	$14,742	$9,372
Rest of the world	5,023	3,767
Total property and equipment, net	$19,765	$13,139
Refer to Note 1 of these consolidated financial statements for information on revenue by geography.

Note 12. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). We contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administrating the 401(k) Plan are paid by us, which have not been material to the periods presented. We have not made any matching contributions to date.
Note 13. Related Party Transactions
In November 2016, we recorded $4.4 million of stock-based compensation expense within research and development expense in the consolidated statements of operations associated with a one-time secondary stock purchase transaction which was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and Lane Bess, a member of our board of directors. We assessed the impact of this transaction as holders of economic interest in our Company acquired shares from our employees at a price in excess of fair value of such shares. Accordingly, we recognized such excess value as stock-based compensation expense.
We have entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Refer to Note 8 of these consolidated financial statements for further information.
Note 14. Subsequent Events
In August 2018, we acquired certain artificial intelligence and machine learning technology and the development team of security startup TrustPath Inc. The acquisition extends our ability to derive intelligence from the billions of transactions we process daily, to identify anomalous traffic, build user behavior profiles and detect sophisticated targeted attacks as they emerge. The total purchase consideration was not material to our consolidated financial statements. We are currently evaluating the accounting impact of this transaction as it relates to our adoption of ASU 2017-01.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2018 annual meeting of stockholders (the "2018 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2018, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics (the "Code of Conduct") that applies to all of our employees, executive officers and directors. The full text of the Code of Conduct is available on our website at ir.zscaler.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedule
(a)(1) Financial Statements
See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zscaler, Inc.

Date: September 13, 2018	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	10-Q	001-38413	3.2	June 7, 2018
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 24, 2015.	S-1	333-223072	4.1	February 16, 2018
4.2	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-223072	10.2	March 5, 2018
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Sales Compensation Plan.	S-1	333-223072	10.6	February 16, 2018
10.7+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.8+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.9+	Offer Letter between the Registrant and Manoj Apte, dated as of June 19, 2008.	S-1	333-223072	10.9	February 16, 2018
10.10+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.11+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.12+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.13+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.14+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.15+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.16+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.17	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.18	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________________________________
+ Indicates management contract or compensatory plan or arrangement.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jagtar S. Chaudhry and Remo Canessa, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagtar S. Chaudhry	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2018
Jagtar S. Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 13, 2018
Remo Canessa

/s/ Lane Bess	Director	September 13, 2018
Lane Bess

/s/ Karen Blasing	Director	September 13, 2018
Karen Blasing

/s/ Andrew Brown	Director	September 13, 2018
Andrew Brown

/s/ Scott Darling	Director	September 13, 2018
Scott Darling

/s/ Charles Giancarlo	Director	September 13, 2018
Charles Giancarlo

/s/ Nehal Raj	Director	September 13, 2018
Nehal Raj

/s/ Amit Sinha	Director	September 13, 2018
Amit Sinha