Form 10-Q
period 2018-10-31
Zscaler, Inc.
filed 2018-12-06
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 30, 2018, the number of shares of registrant’s common stock outstanding was 122,250,116.

ZSCALER, INC.
Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of October 31, 2018 and July 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2018 and 2017	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended October 31, 2018 and 2017	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended October 31, 2018 and 2017	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2018 and 2017	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 6.	Exhibits	81
	Signatures	82

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve, and maintain, profitability;

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on September 13, 2018.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2018	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,786	$135,579
Short-term investments	271,254	162,960
Accounts receivable, net	49,228	61,611
Deferred contract acquisition costs	16,387	16,136
Prepaid expenses and other current assets	11,949	10,878
Total current assets	391,604	387,164
Property and equipment, net	24,132	19,765
Deferred contract acquisition costs, noncurrent	39,591	39,774
Other noncurrent assets	2,767	1,078
Total assets	$458,094	$447,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,573	$4,895
Accrued expenses and other current liabilities	14,925	12,313
Accrued compensation	18,686	23,393
Liability for early exercised stock options	1,249	1,561
Deferred revenue	144,472	140,670
Total current liabilities	183,905	182,832
Deferred revenue, noncurrent	20,807	23,353
Other noncurrent liabilities	1,204	1,360
Total liabilities	205,916	207,545
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of October 31, 2018 and July 31, 2018; no shares issued and outstanding as of October 31, 2018 and July 31, 2018	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2018 and July 31, 2018; 122,106 and 119,764 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	122	119
Additional paid-in capital	455,761	438,392
Notes receivable from stockholders	—	(2,051)
Accumulated other comprehensive loss	(317)	(124)
Accumulated deficit	(203,388)	(196,100)
Total stockholders’ equity	252,178	240,236
Total liabilities and stockholders’ equity	$458,094	$447,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2018	2017
Revenue	$63,298	$39,861
Cost of revenue	12,099	8,271
Gross profit	51,199	31,590
Operating expenses:
Sales and marketing	36,545	26,928
Research and development	13,186	8,809
General and administrative	10,131	7,130
Total operating expenses	59,862	42,867
Loss from operations	(8,663)	(11,277)
Interest income, net	1,590	195
Other expense, net	(188)	(27)
Loss before income taxes	(7,261)	(11,109)
Provision for income taxes	327	289
Net loss	$(7,588)	$(11,398)
Accretion of Series C and D redeemable convertible preferred stock	—	(2,530)
Net loss attributable to common stockholders	$(7,588)	$(13,928)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	120,587	30,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2018	2017
Net loss	$(7,588)	$(11,398)
Other comprehensive loss, net of tax:
Unrealized net losses on available-for-sale securities	(193)	—
Other comprehensive loss	(193)	—
Comprehensive loss	$(7,781)	$(11,398)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
For the three months ended October 31, 2018:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2018	—	$—	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	—	—	2,350	3	9,793	—	—	—	9,796
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	146	—	—	146
Vesting of early exercised stock options	—	—	—	—	290	—	—	—	290
Stock-based compensation	—	—	—	—	7,586	—	—	—	7,586
Other comprehensive loss	—	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	—	(7,588)	(7,588)
Balance as of October 31, 2018	—	$—	122,106	$122	$455,761	$—	$(317)	$(203,388)	$252,178
For the three months ended October 31, 2017:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2017	72,501	$200,977	32,359	$18	$18,734	$(7,878)	$—	$(162,016)	$(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	2,530	—	—	(2,530)	—	—	—	(2,530)
Issuance of common stock upon exercise of stock options	—	—	423	1	1,210	—	—	—	1,211
Repurchases of unvested common stock	—	—	(549)	—	—	214	—	—	214
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	(46)	—	—	(46)
Vesting of early exercised stock options	—	—	—	—	548	—	—	—	548
Stock-based compensation	—	—	—	—	1,733	—	—	—	1,733
Net loss	—	—	—	—	—	—	—	(11,398)	(11,398)
Balance as of October 31, 2017	72,501	$203,507	32,233	$19	$20,133	$(7,710)	$—	$(173,852)	$(161,410)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$(7,588)	$(11,398)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	2,170	1,921
Amortization expense of acquired intangible assets	95	—
Amortization of deferred contract acquisition costs	4,324	2,868
Stock-based compensation expense	7,586	1,733
Other	(317)	(47)
Changes in operating assets and liabilities:
Accounts receivable	12,383	8,621
Deferred contract acquisition costs	(4,392)	(4,208)
Prepaid expenses and other assets	(1,138)	(686)
Accounts payable	(768)	(2,065)
Accrued expenses and other liabilities	2,110	755
Accrued compensation	(4,707)	(3,493)
Deferred revenue	1,256	1,647
Net cash provided by (used in) operating activities	11,014	(4,352)

Cash Flows From Investing Activities
Purchases of property and equipment	(5,414)	(4,010)
Capitalized internal-use software	(356)	(534)
Acquired intangible assets	(1,480)	—
Purchases of short-term investments	(137,429)	—
Proceeds from maturities of short-term investments	29,333	—
Net cash used in investing activities	(115,346)	(4,544)

Cash Flows From Financing Activities
Payments of costs related to initial public offering	(230)	(1,443)
Proceeds from issuance of common stock upon exercise of stock options	9,796	1,211
Repurchases of unvested common stock	(22)	(3,090)
Repayments of notes receivable from stockholders	1,905	—
Net cash provided by (used in) financing activities	11,449	(3,322)

Net decrease in cash, cash equivalents and restricted cash	(92,883)	(12,218)
Cash, cash equivalents and restricted cash at beginning of period	136,147	88,546
Cash, cash equivalents and restricted cash at end of period	$43,264	$76,328

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$517	$141
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net change in purchased equipment included in accounts payable and accrued expenses	$786	$(41)
Accretion of Series C and D redeemable convertible preferred stock	$—	$2,530
Repurchases of unvested common stock by cancellation of indebtedness	$—	$214
Vesting of early exercised common stock options	$290	$548
Net change in deferred offering costs, accrued but not paid	$(230)	$971
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$42,786	$75,760
Restricted cash, current	186	180
Restricted cash, non-current	292	388
Total cash, cash equivalents and restricted cash	$43,264	$76,328
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
Reverse Stock Split
In March 2018, our board of directors approved an amendment to the Company's amended and restated certificate of incorporation effecting a 2-for-3 reverse stock split of the Company's issued and outstanding shares of common stock and convertible preferred stock. The reverse stock split was effected on March 1, 2018. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Initial Public Offering
In March 2018, we completed our initial public offering ("IPO") of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.5 million which were recorded in stockholders’ equity as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and applicable regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the "Fiscal 2018 Form 10-K"), as filed with the SEC on September 13, 2018.

Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed balance sheet as of July 31, 2018 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of October 31, 2018 , the consolidated statements of operations for the three months ended October 31, 2018 and 2017, the consolidated statements of comprehensive loss for the three months ended October 31, 2018 and 2017, the consolidated statements of cash flows for the three months ended October 31, 2018 and 2017, the consolidated statement of redeemable convertible preferred stock and stockholders’ (equity) deficit for the three months ended October 31, 2018 and 2017 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2019 or for any other future fiscal year or interim period.
JOBS Act Extended Transition Period
We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an EGC, the JOBS Act allows us to take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have irrevocably elected not to avail ourselves of the extended transition periods available under the JOBS Act for complying with new and revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, loss contingencies related to litigation and valuation of deferred tax assets. Management determines these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2019, for example, refer to our fiscal year ending July 31, 2019.
Significant Accounting Policies
Our significant accounting policies are discussed in the "Index to Consolidated Financial Statements, Note 1. Business and Summary of Significant Accounting Policies" in the Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on September 13, 2018 (the "Fiscal 2018 10-K"). There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three months ended October 31, 2018. The following describes the impact of certain policies.

Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606") on August 1, 2017, using the full retrospective transition method.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% and 98% of our revenue for the three months ended October 31, 2018 and 2017, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2018		2017
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentage data)
United States	$29,807	47%	$18,986	47%
Europe, Middle East and Africa (*)	27,394	43%	17,664	44%
Asia Pacific	4,789	8%	3,124	8%
Other	1,308	2%	87	1%
Total	$63,298	100%	$39,861	100%
(*) Revenue from the United Kingdom represented 10% and 11% of the total revenue for three months ended October 31, 2018 and 2017, respectively.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2018		2017
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentage data)
Channel partners	$60,019	95%	$36,171	91%
Direct customers	3,279	5%	3,690	9%
Total	$63,298	100%	$39,861	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended October 31, 2018 and 2017, we recognized revenue of $53.8 million and $34.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $411.2 million. We expect to recognize 54% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Beginning balance	$55,910	$34,662
Capitalization of contract acquisition costs	4,392	4,208
Amortization of deferred contract acquisition costs	(4,324)	(2,868)
Ending balance	$55,978	$36,002

Deferred contract acquisition costs, current	$16,387	$10,815
Deferred contract acquisition costs, noncurrent	39,591	25,187
Total deferred contract acquisition costs	$55,978	$36,002
Sales commissions accrued but not paid as of October 31, 2018 and July 31, 2018, totaled $3.6 million and $10.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with our IPO, including legal, accounting, printing and other IPO-related costs. Upon completion of our IPO, deferred offering costs totaling $6.5 million were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This standard provides a screen test to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this standard as of August 1, 2018, and it did not have a material impact to our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of share-based payment awards. We adopted this standard as of August 1, 2018, and it did not have a material impact to our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. We adopted this standard as of August 1, 2018 using the retrospective transition method, and it did not have a material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard as of August 1, 2018 using the retrospective transition method and we have adjusted our prior period condensed consolidated statement of cash flows to conform to the current presentation.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for equity awards granted to nonemployees. For public business entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We early adopted this standard as of August 1, 2018 using the prospective transition method, which resulted in a cumulative-effect adjustment of $0.3 million recognized within stockholders' equity, as a reduction of additional paid-in capital against accumulated deficit, on the adoption date.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard as of August 1, 2018 using the prospective transition method, and it did not have a material impact to our consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective November 5, 2018. We early adopted this requirement as of August 1, 2018, presenting the activity of the stockholder's equity accounts in the accompanying condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to recognize most leases on their balance sheets that do not meet the definition of a short-term lease but recognize the expenses on their statements of operations in a manner similar to current accounting rules. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements ("ASU 2018-10"), which clarifies certain adoption provisions of the new leases standard such as the application of implicit rate, lessee reassessment of lease classification and certain transition adjustments. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements ("ASU 2018-11"), which allows for the adoption of ASU 2016-02 to be applied at the beginning of the year of adoption, as opposed to at the beginning of the earliest year presented in the financial statements. These standards are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect of these standards; however, we anticipate the most significant effects will relate to the recognition of right-of-use assets and lease liabilities arising from our real estate and data center operating leases that do not meet the definition of a short-term lease on the adoption date and providing qualitative and quantitative disclosures in the notes to the condensed consolidated financial statements.
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
Note 2. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$23,418	$—	$—	$23,418
U.S. treasury securities	3,997	—	—	3,997
Total cash equivalents	$27,415	$—	$—	$27,415

Short-term investments:
U.S. treasury securities	$135,512	$—	$(97)	$135,415
U.S. government agency securities	39,285	—	(65)	39,220
Corporate debt securities	96,774	—	(155)	96,619
Total short-term investments	$271,571	$—	$(317)	$271,254

Total cash equivalents and short-term investments	$298,986	$—	$(317)	$298,669

Cash equivalents and short-term investments consisted of the following as of July 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$—	$—	$74,408
U.S. treasury securities	17,488	—	—	17,488
U.S. government agency securities	1,999	—	—	1,999
Corporate debt securities	11,010	—	(1)	11,009
Total cash equivalents	$104,905	$—	$(1)	$104,904

Short-term investments:
U.S. treasury securities	$55,768	$—	$(17)	$55,751
U.S. government agency securities	17,953	—	(19)	17,934
Corporate debt securities	89,362	1	(88)	89,275
Total short-term investments	$163,083	$1	$(124)	$162,960

Total cash equivalents and short-term investments	$267,988	$1	$(125)	$267,864

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2018:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$215,368	$215,169
Due between one and two years	56,203	56,085
Total short-term investments	$271,571	$271,254
Short-term investments that were in an unrealized loss position consisted of the following as of October 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$135,415	$(97)	$—	$—	$135,415	$(97)
U.S. government agency securities	39,220	(65)	—	—	39,220	(65)
Corporate debt securities	94,557	(155)	—	—	94,557	(155)
Total investments in a loss position	$269,192	$(317)	$—	$—	$269,192	$(317)
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$55,750	$(17)	$—	$—	$55,750	$(17)
U.S. government agency securities	17,934	(19)	—	—	17,934	(19)
Corporate debt securities	83,332	(88)	—	—	83,332	(88)
Total investments in a loss position	$157,016	$(124)	$—	$—	$157,016	$(124)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of October 31, 2018.
Note 3. Fair Value Measurements
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets which also have quoted prices in active markets.

Certain of our investments in available-for-sale securities (i.e., U.S. treasury securities, U.S. government agency securities and corporate debt securities) are classified within Level II. The fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments.
Assets that are measured at fair value on a recurring basis consisted of the following as of October 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$23,418	$23,418	$—	$—
U.S. treasury securities	3,997	—	3,997	—
Total cash equivalents	$27,415	$23,418	$3,997	$—

Short-term investments:
U.S. treasury securities	$135,415	$—	$135,415	$—
U.S. government agency securities	39,220	—	39,220	—
Corporate debt securities	96,619	—	96,619	—
Total short-term investments	$271,254	$—	$271,254	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$74,408	$—	$—
U.S. treasury securities	17,488	—	17,488	—
U.S. government agency securities	1,999	—	1,999	—
Corporate debt securities	11,009	—	11,009	—
Total cash equivalents	$104,904	$74,408	$30,496	$—

Short-term investments:
U.S. treasury securities	$55,751	$—	$55,751	$—
U.S. government agency securities	17,934	—	17,934	—
Corporate debt securities	89,275	—	89,275	—
Total short-term investments	$162,960	$—	$162,960	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4. Property and Equipment
Property and equipment consisted of the following:

	October 31, 2018	July 31, 2018
	(in thousands)
Hosting equipment	$36,830	$30,743
Computers and equipment	2,398	2,335
Purchased software	1,321	1,324
Capitalized internal-use software	6,519	6,163
Furniture and fixtures	1,477	1,478
Leasehold improvements	2,123	2,123
Property and equipment, gross	50,668	44,166
Less: Accumulated depreciation and amortization	(26,536)	(24,401)
Total property and equipment, net	$24,132	$19,765
Depreciation and amortization expense on property and equipment was $2.2 million and $1.9 million for the three months ended October 31, 2018 and 2017, respectively.
Note 5. Acquired Intangible Assets, Net
Acquired intangible assets consist of developed technology. As of October 31, 2018, acquired intangible assets have a weighted-average remaining useful life of 2.8 years and are amortized on a straight-line basis. Amortization expense of intangible assets was $0.1 million for the three months ended October 31, 2018. We did not have acquired intangible assets as of July 31, 2018.
The gross carrying amount and accumulated amortization of acquired intangible assets consisted of the following as of October 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Developed technology	$1,716	$(95)	$1,621
Future amortization expense of acquired intangible assets consisted of the following as of October 31, 2018:

Amortization
Year ending July 31,	(in thousands)
2019 (remaining nine months)	$430
2020	572
2021	572
2022	47
Total	$1,621

Note 6. Commitments and Contingencies
Operating Leases
We lease our office space under various operating lease agreements expiring at various dates through August 2021.
Future minimum payments under our non-cancelable operating leases consisted of the following as of October 31, 2018:

Operating Leases
(in thousands)
Year ending July 31,
2019 (remaining nine months)	$2,296
2020	2,466
2021	1,581
2022	18
Total	$6,361
Rent expense was $0.7 million and $0.5 million for the three months ended October 31, 2018 and 2017, respectively.
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform. Bandwidth and colocation costs were $2.9 million and $2.1 million for the three months ended October 31, 2018 and 2017, respectively.
Future minimum payments under our non-cancelable data center contracts consisted of the following as of October 31, 2018:

Data Center Contracts
(in thousands)
Year ending July 31,
2019 (remaining nine months)	$5,435
2020	4,860
2021	2,672
2022	483
Total	$13,450
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, office renovations, corporate events and consulting services. As of October 31, 2018 and July 31, 2018, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $3.9 million and $3.1 million, respectively.

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
On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658, 7,360,249, 7,587,488, 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
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
While the range of potential loss resulting from the lawsuit cannot be reasonably estimated, we have accrued a total liability of $3.2 million as of October 31, 2018 related to past negotiations with Finjan of which we recognized $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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
Note 7. Preferred Stock
Upon completion of our IPO, as further described in Note 1, all shares of convertible preferred stock then outstanding, totaling 72,500,750 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $207.3 million, inclusive of accretion of Series C and D redeemable convertible preferred stock of $24.7 million, was reclassified to stockholders' equity (deficit).
Prior to the IPO, we recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated. For the three months ended October 31, 2017, we recognized accretion of $2.5 million.

Note 8. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
As of October 31, 2018, shares of common stock reserved for future issuance consisted of the following:

October 31, 2018
(in thousands)
Equity awards outstanding:
Stock options	13,417
Unvested restricted stock units	2,636
Unvested performance stock units, based on the target number of shares granted (*)	1,175
Purchase rights committed under the employee stock purchase plan	1,973
Equity awards available for future grants:
Equity incentive plans	17,010
Employee stock purchase plan	1,425
Total reserved shares of common stock for future issuance	37,636
(*) Holders of performance stock units corresponding to fiscal 2019, as further described in Note 9, have the ability to receive up to 150% of the target number of shares granted if maximum achievement of target performance metrics is attained.
Note 9. Stock-Based Compensation
Equity Incentive Plans
We adopted the Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan") in fiscal 2018 and the 2007 Stock Plan (the "2007 Plan") in fiscal 2008, collectively referred to as the "Plans." Equity incentive awards granted under the Plans may be either incentive RSUs, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares to our employees, directors, officers and consultants. In March 2018, in connection with our IPO, the 2007 Plan was terminated along with its remaining balance of shares of common stock available for grant. With the establishment of the 2018 Plan, we no longer grant stock-based awards under the 2007 Plan and any shares underlying stock options that expire or terminate or are forfeited or repurchased by us under the 2007 Plan will be automatically transferred to the 2018 Plan. As of October 31, 2018, a total of 18,688,216 shares of common stock have been reserved for issuance under the 2018 Plan.
Stock Options
Under the Plans, the exercise price of a stock option grant must not be less than 100% of the fair market value of the common stock on the date of grant. Generally, stock options vest over four years with 25% of the option shares vesting one year from the date of grant and monthly thereafter over the remaining vesting term. Stock options granted under the 2018 Plan and 2007 Plan are exercisable over a maximum term of ten years and seven years, respectively, from the date of grant. Stock options that are forfeited or canceled shall become available for future grant or sale under the 2018 Plan.

The activity of stock options consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2018	16,175	$6.20	5.1	$470,860
Stock options exercised	(2,350)	$4.17		$87,739
Stock options canceled, forfeited, expired	(408)	$6.26
Balance as of October 31, 2018	13,417	$6.56	5.1	$398,958
Exercisable and expected to vest as of July 31, 2018	5,499	$3.97	4.0	$172,317
Exercisable and expected to vest as of October 31, 2018	4,027	$4.20	4.0	$129,225
The aggregate intrinsic value of the stock options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised was $87.7 million and $2.0 million for three months ended October 31, 2018 and 2017, respectively. The weighted-average grant-date fair value per share of awards granted was $2.03 for the three months ended October 31, 2017. Since our IPO, we have not granted additional stock options.
We estimated the fair value of employee stock option using the Black-Scholes option pricing model with the following assumptions.

Three Months Ended October 31, 2017
Expected term (in years)	4.6
Expected stock price volatility	41.5%
Risk-free interest rate	1.7%
Dividend yield	0.0%
Restricted Stock Units
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting one year from the date of grant and quarterly thereafter over the remaining vesting term. We began granting RSUs in our fourth quarter of fiscal 2018.

The RSU activity for the three months ended October 31, 2018 consisted of the following:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2018	209	$26.26	$7,394
Granted	2,449	$41.15
Vested	—	—
Canceled, forfeited	(22)	$41.34
Balance as of October 31, 2018	2,636	$39.97	$95,674
Performance Stock Units
The 2018 Plan allows for the grant of performance stock units ("PSUs"). In the quarter ended October 31, 2018, the compensation committee of our board of directors approved the grant of PSUs to certain members of our executive team corresponding to the performance periods of fiscal 2019, 2020, 2021 and 2022. In addition, the compensation committee determined and approved the corporate performance metrics for fiscal 2019. The corporate performance metrics corresponding to future fiscal years will be determined and approved in the future for each corresponding fiscal year. Holders of PSUs corresponding to the performance period of fiscal 2019 have the ability to receive up to 150% the target number of shares granted if maximum achievement of target performance metrics is achieved. The right to receive such awards is subject to achievement of the defined corporate performance metrics corresponding for each fiscal year and continuous service by the employee. Any earned awards are subject to additional time-based vesting in accordance with the respective award agreement. Since the performance conditions of future fiscal years have not been established as of October 31, 2018, these awards are not considered granted for accounting purposes. Therefore, we have not recognized stock-based compensation expense for PSUs corresponding to fiscal years beyond 2019.
As of October 31, 2018, the number of unvested PSUs outstanding based on the target number of shares granted consisted of the following:

Shares
Performance periods:	(in thousands)
Fiscal 2019	438
Fiscal 2020	437
Fiscal 2021	150
Fiscal 2022	150
Total	1,175

The following table presents the activity of PSUs for which performance conditions have been established and are expected to be earned:

	Three Months Ended October 31, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2018	—	—	$—
Granted	438	$37.04
Vested	—	—	$—
Canceled, forfeited	—	—
Balance as of October 31, 2018	438	$37.04	$15,877
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of October 31, 2018, a total of 3,397,643 shares of common stock were reserved for issuance under the ESPP. The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. Our first and second ESPP offering periods commenced on March 16, 2018 and June 15, 2018. The first ESPP purchase date is scheduled in December 2018.
ESPP employee payroll contributions accrued at October 31, 2018 and July 31, 2018, totaled $7.8 million and $4.6 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period.
Early Exercise of Employee Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and is reflected as liability in the condensed consolidated balance sheets and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. During the three months ended October 31, 2018 and 2017, we reclassified to additional paid-in capital $0.3 million and 0.5 million, respectively, related to awards vested during these periods. As of October 31, 2018 and July 31, 2018, the number of shares of common stock subject to repurchase was 323,653 shares and 422,528 shares with an aggregate purchase price of $1.2 million and $1.6 million, respectively.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes are presented as contra-equity in the condensed consolidated balance sheets until the notes are fully settled. As of July 31, 2018, the carrying amount of the outstanding notes receivable, inclusive of accrued interest of $0.1 million, was $2.1 million. During the three months ended October 31, 2018, the principal amount and accrued interest of the remaining outstanding notes were fully repaid, resulting in cash proceeds of $2.1 million.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Cost of revenue	$503	$109
Sales and marketing	2,801	785
Research and development	2,795	398
General and administrative	1,487	441
Total stock-based compensation expense	$7,586	$1,733
As of October 31, 2018, the unrecognized stock-based compensation cost was $148.6 million, which we expect to amortize over a weighted-average period of 3.7 years.
Note 10. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the earnings of our foreign subsidiaries being taxed at rates higher than the U.S. statutory rate.
We recorded a provision for income taxes of $0.3 million for the three months ended October 31, 2018. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we determined that due to the weight of objectively verifiable negative evidence our UK deferred tax assets are no longer more likely than not to be realized in future and a full valuation allowance was recorded during this period.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 or the Tax Act was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% imposing a one-time mandatory transition tax on previously untaxed foreign earnings, and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year past the enactment date.
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the provision estimate associated with the remeasurement of our deferred tax assets was offset by the change in our valuation allowance which resulted in no income tax expense or benefit. Because of our full valuation allowance and current year losses, there is no tax expense associated with the one-time mandatory transition tax. We are still in the process of analyzing the impacts of the policy decision regarding whether to record deferred taxes associated with GILTI.
We will complete our assessment of the impacts of the Tax Act, including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI during the second quarter of this fiscal year in accordance with SAB 118. Our final assessment of the Tax Act may differ from our provisional estimates during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued. However, due to our full valuation allowance, any changes to our provisional estimates will have no impact to our tax expense.
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net loss	$(7,588)	$(11,398)
Accretion of Series C and D redeemable convertible preferred stock	—	(2,530)
Net loss attributable to common stockholders	$(7,588)	$(13,928)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	120,587	30,793
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.45)

Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.
The following table summarizes the unweighted outstanding potentially dilutive securities that were excluded from the computation of the diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	October 31, 2018	October 31, 2017
	(in thousands)
Convertible preferred stock	—	72,501
Outstanding stock options	13,418	14,654
Shares subject to repurchase from early exercised stock options	324	1,146
Purchase rights committed under the ESPP	1,973	—
Unvested RSUs	2,636	—
Unvested PSUs (*)	438	—
Total	18,789	88,301
(*) This table excludes unvested PSUs for which performance conditions have not been established as of October 31, 2018, as they are not considered outstanding for accounting purposes. Refer to Note 9 for further information.
Note 12. Significant Customers and Geographic Information
No single customer accounted for 10% or more of our revenue for the three months ended October 31, 2018 and 2017. Refer to Note 1 to our condensed consolidated financial statements for revenue by geography.
The following table summarizes 10% or more of the total balance of accounts receivable, net:

	October 31, 2018	July 31, 2018
Channel partner A	12%	13%
Channel partner B	11%	*
Channel partner C	10%	*
Channel partner D	*	13%
(*) Represents less than 10%.
Our long-lived assets are composed of property and equipment, net and acquired intangible assets, net and are summarized by geographic area as follows:

	October 31, 2018	July 31, 2018
	(in thousands)
United States	$19,000	$14,742
Rest of the world	6,753	5,023
Total long-lived assets	$25,753	$19,765

Note 13. Related Party Transactions
We previously entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Outstanding notes receivable were fully repaid during the quarter ended October 31, 2018. Refer to Note 9 to our condensed consolidated financial statements for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on September13, 2018. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2018 is referred to as fiscal 2018 and our fiscal year ending July 31, 2019 is referred to as fiscal 2019.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth, with revenue increasing from $39.9 million in the three months ended October 31, 2017 to $63.3 million in the three months ended October 31, 2018, representing year-over-year revenue growth of 59%. However, we have incurred net losses in all periods since our inception. Our net loss decreased from $11.4 million for the three months ended October 31, 2017 to $7.6 million for the three months ended October 31, 2018. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, continue to invest in research and development efforts to enhance the functionality of our cloud platform, continue to incur additional compliance and other related costs as we operate as a public company, and deal with ongoing legal matters and related accruals, certain of which are described in further detail Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Initial Public Offering
In March 2018, we completed our IPO of common stock, in which we sold 13,800,000 shares. The shares were priced at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters’ discounts and commissions of $15.5 million. In connection with the IPO, we incurred deducting offering costs of $6.5 million which were recorded in stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.

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
New Customer Acquisition
We believe that our ability to increase the number of customers on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2018 and 2017, we had over 3,250 customers and over 2,800 customers, respectively, across all major geographies. As of July 31, 2018, we had over 300 of the Forbes Global 2000 as customers. Our ability to continue to grow this number will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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

	Trailing 12 Months Ended October 31, 2018	Trailing 12 Months Ended October 31, 2017
Dollar-based net retention rate	118%	116%
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

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Gross profit	$51,199	$31,590
Add: Stock-based compensation expense included in cost of revenue	503	109
Non-GAAP gross profit	$51,702	$31,699
Gross margin	81%	79%
Non-GAAP gross margin	82%	80%
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations as GAAP loss from operations excluding stock-based compensation expense, certain litigation-related expenses and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income (loss) from operations as a percentage of revenue. These excluded litigation-related expenses are professional fees and related costs incurred by us in defending against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Loss from operations	$(8,663)	$(11,277)
Add: Stock-based compensation expense	7,586	1,733
Add: Litigation-related expenses	2,174	2,146
Add: Amortization expense of acquired intangible assets	95	—
Non-GAAP income (loss) from operations	$1,192	$(7,398)
Operating margin	(14)%	(28)%
Non-GAAP operating margin	2%	(19)%
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of October 31, 2018, the employee contributions to our employee stock purchase plan was $7.8 million, which will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2019.

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$11,014	$(4,352)
Less: Purchases of property and equipment	(5,414)	(4,010)
Less: Capitalized internal-use software	(356)	(534)
Free cash flow	$5,244	(8,896)
As a percentage of revenue:
Net cash provided by (used in) operating activities	17%	(11)%
Less: Purchases of property and equipment	(8)%	(10)%
Less: Capitalized internal-use software	(1)%	(1)%
Free cash flow margin	8%	(22)%
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
Calculated billings increased $23.0 million, or 56%, for the three months ended October 31, 2018 over the three months ended October 31, 2017. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Revenue	$63,298	$39,861
Add: Total deferred revenue, end of period	165,279	98,266
Less: Total deferred revenue, beginning of period	(164,023)	(96,619)
Calculated billings	$64,554	$41,508

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% of our revenue for the three months ended October 31, 2018 and 2017. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, depreciation of our data center equipment and the amortization of our capitalized internal-use software. Cost of revenue also includes employee-related costs, including salaries, bonuses, stock-based compensation expense and employee benefit costs associated with our customer support and cloud operations organizations. Cost of revenue also includes overhead costs for facilities, IT, and amortization and depreciation expense.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), audit, accounting and other related consulting services. These litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, due to additional costs associated with audit, accounting, compliance, insurance and investor relations as we operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly

Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income, net
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. For more information on these notes receivable, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Expense, net
Other expense, net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deductions. We have not recorded any U.S. federal income tax expense. We have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. During the period ended October 31, 2018, we determined that due to the weight of objectively verifiable negative evidence, our UK deferred tax assets are no longer more likely than not to be realized in future and a full valuation allowance was recorded during the period.

Results of Operations
The following table set forth our results of operations for the periods presented in dollars:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Revenue	$63,298	$39,861
Cost of revenue(1)	12,099	8,271
Gross profit	51,199	31,590
Operating expenses:
Sales and marketing(1)	36,545	26,928
Research and development(1)(2)	13,186	8,809
General and administrative(1)(3)	10,131	7,130
Total operating expenses	59,862	42,867
Loss from operations	(8,663)	(11,277)
Interest income, net	1,590	195
Other expense, net	(188)	(27)
Loss before income taxes	(7,261)	(11,109)
Provision for income taxes	327	289
Net loss	$(7,588)	$(11,398)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Cost of revenue	$503	$109
Sales and marketing	2,801	785
Research and development	2,795	398
General and administrative	1,487	441
Total stock-based compensation expense	$7,586	$1,733
(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Amortization expense of acquired intangible assets	$95	$—
(3) Includes litigation-related expenses as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Litigation-related expenses	$2,174	$2,146

The following table set forth our results of operations for the periods presented as a percentage of our revenue:

	Three Months Ended October 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	19%	21%
Gross margin	81%	79%
Operating expenses
Sales and marketing	58%	68%
Research and development	21%	22%
General and administrative	16%	17%
Total operating expenses	95%	107%
Operating margin	(14)%	(28)%
Interest income, net	3%	—%
Other income (expense), net	—%	—%
Loss before income taxes	(11)%	(28)%
Provision for income taxes	1%	1%
Net loss	(12)%	(29)%
Comparison of the Three Months Ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue	$63,298	$39,861	$23,437	59%
Revenue increased by $23.4 million, or 59%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The increase in revenue was attributable to the addition of new customers, which contributed $12.6 million, as we increased our customer base from October 31, 2017 to October 31, 2018. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended October 31, 2018.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue	$12,099	$8,271	$3,828	46%
Gross margin	81%	79%
Cost of revenue increased by $3.8 million, or 46%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $1.7 million for data center expenses related to hosting and operating of our cloud platform for our expanded customer base and an increase in employee-related costs of $1.8 million, including an increase of $0.4 million in stock-based compensation expense, driven by a 41% increase in headcount in our customer support and cloud operations organizations from October 31, 2017 to October 31, 2018. The remainder of the increase was primarily attributable to increased expenses of $0.4 million for facility and IT costs.
Gross margin increased from 79% during the three months ended October 31, 2017 to 81% during the three months ended October 31, 2018. The increase in gross margin was driven by an increase in revenue and was also due in part to the increased efficiency of our technology, infrastructure and data centers enabled by technological improvements, even as our customers expanded their use of our cloud platform.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$36,545	$26,928	$9,617	36%
Sales and marketing expenses increased by $9.6 million, or 36%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The increase was primarily driven by $4.9 million in increased employee-related costs, inclusive of an increase of $2.0 million in stock-based compensation expense, driven by a 16% increase in headcount in our sales and marketing organization from October 31, 2017 to October 31, 2018, and by an increase of $0.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $2.6 million in marketing and advertising expenses and increased expenses of $0.6 million for facility and IT costs.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$13,186	$8,809	$4,377	50%
Research and development expenses increased by $4.4 million, or 50%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by $4.1 million in increased employee-related costs, inclusive of an increase of

$2.4 million in stock-based compensation expense, driven by a 21% increase in headcount from October 31, 2017 to October 31, 2018.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
General and Administrative	$10,131	$7,130	$3,001	42%
General and administrative expenses increased by $3.0 million, or 42%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The increase was primarily driven by $1.8 million in employee-related costs, inclusive of an increase of $1.0 million in stock-based compensation expense, driven by a 51% increase in headcount from October 31, 2017 to October 31, 2018, and $0.3 million in professional services as we transitioned to being a public company. The remainder of the increase was primarily driven by $0.5 million in increased legal expenses related to ongoing legal matters and related accruals.
Interest Income, Net

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Interest income, net	$1,590	$195	$1,395	715%
Interest income, net increased by $1.4 million, or 715%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO.
Other Expense, Net

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Other expense, net	$(188)	$(27)	$(161)	(596)%
Other expense, net decreased by $0.2 million, or 596%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$327	$289	$38	13%

Our provision for income taxes increased by 13%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017, primarily related to income taxes in the foreign jurisdictions in which we operate.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on its U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we determined that due to the weight of objectively verifiable negative evidence our UK deferred tax assets are no longer more likely than not to be realized in future and a full valuation allowance was recorded during this period.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. We will complete our assessment of the impacts of the Tax Act, including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI during the second quarter of this fiscal year in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Our final assessment of the Tax Act may differ from our provisional estimates during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued. However, due to our full valuation allowance, any changes to our provisional estimates will have no impact to our tax expense.
Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $314.0 million which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.5 million which were recorded in stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. Previously, we have financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.

We have generated significant operating losses from operations, as reflected in our accumulated deficit of $203.4 million as of October 31, 2018. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2018, we had deferred revenue of $165.3 million, of which $144.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$11,014	$(4,352)
Net cash used in investing activities	$(115,346)	$(4,544)
Net cash provided by (used in) financing activities	$11,449	$(3,322)
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2018 was $11.0 million, which resulted from a net loss of $7.6 million, adjusted for non-cash charges of $13.9 million and net cash inflows of $4.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.6 million for stock-based compensation expense, $4.3 million for amortization of deferred contract acquisition costs and $2.2 million for depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $12.4 million decrease in accounts receivable primarily due to timing of billings and collections, aggregate $2.1 million increase in accrued expenses and other liabilities and $1.3 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts. The cash inflows were partially offset by cash outflows resulting from an $5.5 million decrease in accrued compensation and accounts payable, $4.4 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions and $1.1 million increase in prepaid expenses and other assets.
Net cash used in operating activities during the three months ended October 31, 2017 was $4.4 million, which resulted from a net loss of $11.4 million, adjusted for non-cash charges of $6.5 million and net cash inflows of $0.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.9 million for amortization of deferred contract acquisition costs, $1.9 million for depreciation and amortization expense and $1.7 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $8.6 million decrease in accounts receivable primarily due to timing of billings and collections, $1.6 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $0.8 million increase in accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from an $4.2 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, $5.6 million decrease in accrued compensation and accounts payable and a $0.7 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the three months ended October 31, 2018 of $115.3 million was primarily attributable to the purchases of short-term investments of $137.4 million, investments in capital expenditures of $5.8 million to support our cloud platform and headcount and payments for acquired intangible assets of $1.5 million. These activities were partially offset by proceeds from the maturities of short-term investments of $29.3 million.
Net cash used in investing activities during the three months ended October 31, 2017 of $4.5 million resulted primarily from investments in capital expenditures to support our cloud platform, additional office space and headcount.
Financing Activities
Net cash provided by financing activities of $11.4 million during the three months ended October 31, 2018 was primarily attributable to $9.8 million in proceeds from the exercise of stock options, primarily as a result of the termination of our initial public offering lock-up period ending in September 2018, and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $0.2 million in payments of offering costs related to our IPO.
Net cash used in financing activities of $3.3 million during the three months ended October 31, 2017 was primarily due to $3.1 million in payments for repurchases of common stock related to early exercised stock options and $1.4 million in payments of offering costs related to our IPO. These activities were partially offset by $1.2 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended as October 31, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, or our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC on September 13, 2018. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of October 31, 2018.

Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 1. Business and Summary of Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 13, 2018. There have been no significant changes to these policies for the three months ended October 31, 2018, except as described in Note 1. Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of October 31, 2018, we had cash, cash equivalents and short-term investments totaling $314.0 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2018, the effect of a hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.9 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for three months ended October 31, 2018 and 2017. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. Based on the evaluation of our disclosure controls and procedures as of October 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 6, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $33.6 million and $35.5 million for fiscal 2018 and 2017, respectively. As of October 31, 2018, we had an accumulated deficit of $203.4 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% and 47% of our revenue for fiscal 2018 and 2017, respectively, and 45% and 43% of our revenue for the three months ended October 31, 2018 and 2017, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
For example, we are currently involved in legal proceedings with Symantec and Finjan. For additional details, see Part II, Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q. We are vigorously defending ourselves against these claims; however, we cannot assure you that we will be successful in defending against these lawsuits or any future allegations of infringement. We are unable to predict the likelihood of success in defending against these infringement claims. If we are not successful, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise offering our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms even if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, these lawsuits, and any other third-party infringement claims, could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in these or other third-party infringement claims could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 55% and 54% of our revenue from our international customers for fiscal 2018 and 2017, respectively. As of July 31, 2018, approximately 53% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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
On December 22, 2017, President Trump signed into law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a modified territorial system. We will complete our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI during the second quarter of this fiscal year in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Our final assessment of the Tax Act may differ from our provisional estimates during the measurement period due to, among other things, further refinement in our calculations, changes in interpretations and assumptions we have made, or guidance that may be issued. However, due to our full valuation allowance, any changes to our provisional estimates will have no impact to our tax expense.
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
As of July 31, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $173.4 million and $62.4 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carryforwards will begin to expire in 2024. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
As of October 31, 2018, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 51.8% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 22.0% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended October 31, 2018

Period	Total Number of Shares Purchased	Average Price Paid per Share
August 1 to August 31, 2018(*)	—	$—
September 1 to September 30, 2018(*)	—	$—
October 1 to October 31, 2018(*)	8,330	$2.63
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
Use of Proceeds from Public Offering of Common Stock
On March 20, 2018, we closed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223072), which was declared effective by the SEC on March 15, 2018. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Performance – Based Restricted Stock Unit Award Agreement under the Zscaler, Inc. Fiscal Year 2018 Equity Incentive Plan.	8-K	001-38413	10.1	October 10, 2018
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________________________________
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zscaler, Inc.

December 6, 2018	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer