Form 10-Q
period 2019-01-31
Zscaler, Inc.
filed 2019-03-06
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 28, 2019, the number of shares of registrant’s common stock outstanding was 124,147,097.

ZSCALER, INC.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of January 31, 2019 and July 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended January 31, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended January 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 6.	Exhibits	85
	Signatures	86

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our products, plans, strategy for our business and related financing, financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect", "predict", "project", "seek", "should", "target" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve, and maintain, profitability;
•market acceptance of our cloud platform;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to maintain the security and availability of our cloud platform;
•our ability to maintain and expand our customer base, including by attracting new customers;
•our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•our business plan and our ability to effectively manage our growth and associated investments;
•beliefs and objectives for future operations;
•our relationships with third parties, including channel partners;
•our ability to maintain, protect and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•our ability to successfully expand in our existing markets and into new markets;
•sufficiency of cash to meet cash needs for at least the next 12 months;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•the attraction and retention of qualified employees and key personnel; and
•the future trading prices of our common stock.

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$67,467	$135,579
Short-term investments	272,476	162,960
Accounts receivable, net	75,470	61,611
Deferred contract acquisition costs	18,058	16,136
Prepaid expenses and other current assets	12,540	10,878
Total current assets	446,011	387,164
Property and equipment, net	25,762	19,765
Deferred contract acquisition costs, noncurrent	42,543	39,774
Other noncurrent assets	3,797	1,078
Total assets	$518,113	$447,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,459	$4,895
Accrued expenses and other current liabilities	13,934	12,313
Accrued compensation	15,541	23,393
Liability for early exercise of unvested stock options	972	1,561
Deferred revenue	176,326	140,670
Total current liabilities	210,232	182,832
Deferred revenue, noncurrent	29,694	23,353
Other noncurrent liabilities	1,114	1,360
Total liabilities	241,040	207,545
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of January 31, 2019 and July 31, 2018; no shares issued and outstanding as of January 31, 2019 and July 31, 2018	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2019 and July 31, 2018; 123,897 and 119,764 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	124	119
Additional paid-in capital	483,951	438,392
Notes receivable from stockholders	—	(2,051)
Accumulated other comprehensive loss	(59)	(124)
Accumulated deficit	(206,943)	(196,100)
Total stockholders’ equity	277,073	240,236
Total liabilities and stockholders’ equity	$518,113	$447,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenue	$74,302	$44,976	$137,600	$84,837
Cost of revenue	15,271	8,679	27,370	16,950
Gross profit	59,031	36,297	110,230	67,887
Operating expenses:
Sales and marketing	38,756	27,110	75,301	54,038
Research and development	15,071	9,183	28,257	17,992
General and administrative	10,386	6,403	20,517	13,533
Total operating expenses	64,213	42,696	124,075	85,563
Loss from operations	(5,182)	(6,399)	(13,845)	(17,676)
Interest income, net	1,924	213	3,514	408
Other income, net	250	28	62	1
Loss before income taxes	(3,008)	(6,158)	(10,269)	(17,267)
Provision for income taxes	547	357	874	646
Net loss	$(3,555)	$(6,515)	$(11,143)	$(17,913)
Accretion of Series C and D redeemable convertible preferred stock	—	(2,579)	—	(5,109)
Net loss attributable to common stockholders	$(3,555)	$(9,094)	$(11,143)	$(23,022)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.29)	$(0.09)	$(0.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,741	31,434	121,664	31,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net loss	$(3,555)	$(6,515)	$(11,143)	$(17,913)
Other comprehensive income, net of tax:
Unrealized net gains on available-for-sale securities	258	—	65	—
Other comprehensive income	258	—	65	—
Comprehensive loss	$(3,297)	$(6,515)	$(11,078)	$(17,913)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
Three Months Ended January 31, 2019:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of October 31, 2018	—	$—	122,106	$122	$455,761	$—	$(317)	$(203,388)	$252,178
Issuance of common stock upon exercise of stock options	—	—	1,161	1	5,696	—	—	—	5,697
Issuance of common stock under the employee stock purchase plan	—	—	627	1	8,690	—	—	—	8,691
Vesting of restricted stock units	—	—	3	—	—	—	—	—	—
Adjustment to initial public offering costs	—	—	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	277	—	—	—	277
Stock-based compensation	—	—	—	—	13,227	—	—	—	13,227
Other comprehensive income	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	(3,555)	(3,555)
Balance as of January 31, 2019	—	$—	123,897	$124	$483,951	$—	$(59)	$(206,943)	$277,073

Three Months Ended January 31, 2018:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of October 31, 2017	72,501	$203,507	32,233	$19	$20,133	$(7,710)	$—	$(173,852)	$(161,410)
Accretion of Series C and D redeemable convertible preferred stock	—	2,579	—	—	(2,579)	—	—	—	(2,579)
Issuance of common stock upon exercise of stock options	—	—	418	—	960	—	—	—	960
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	(45)	—	—	(45)
Vesting of early exercised stock options	—	—	—	—	467	—	—	—	467
Stock-based compensation	—	—	—	—	2,064	—	—	—	2,064
Net loss	—	—	—	—	—	—	—	(6,515)	(6,515)
Balance as of January 31, 2018	72,501	$206,086	32,831	$19	$21,045	$(7,755)	$—	$(180,367)	$(167,058)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
Six Months Ended January 31, 2019:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2018	—	$—	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	—	—	3,511	4	15,489	—	—	—	15,493
Issuance of common stock under the employee stock purchase plan	—	—	627	1	8,690	—	—	—	8,691
Vesting of restricted stock units	—	—	3	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	567	—	—	—	567
Stock-based compensation	—	—	—	—	20,813	—	—	—	20,813
Other comprehensive income	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(11,143)	(11,143)
Balance as of January 31, 2019	—	$—	123,897	$124	$483,951	$—	$(59)	$(206,943)	$277,073
Six Months Ended January 31, 2018:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2017	72,501	$200,977	32,359	$18	$18,734	$(7,878)	$—	$(162,016)	$(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	5,109	—	—	(5,109)	—	—	—	(5,109)
Issuance of common stock upon exercise of stock options	—	—	841	1	2,170	—	—	—	2,171
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(549)	—	—	214	—	—	214
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	(91)	—	—	(91)
Vesting of early exercised stock options	—	—	—	—	1,015	—	—	—	1,015
Stock-based compensation	—	—	—	—	3,797	—	—	—	3,797
Net loss	—	—	—	—	—	—	—	(17,913)	(17,913)
Balance as of January 31, 2018	72,501	$206,086	32,831	$19	$21,045	$(7,755)	$—	$(180,367)	$(167,058)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(11,143)	$(17,913)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	4,662	3,910
Amortization of acquired intangible assets	239	—
Amortization of deferred contract acquisition costs	8,781	5,932
Stock-based compensation expense	20,813	3,797
Accretion of purchase discounts, net of amortization of investment premiums	(1,125)	—
Other	202	(92)
Changes in operating assets and liabilities:
Accounts receivable	(13,859)	(8,482)
Deferred contract acquisition costs	(13,472)	(11,213)
Prepaid expenses and other assets	(2,778)	(1,094)
Accounts payable	(786)	(2,211)
Accrued expenses and other liabilities	1,042	445
Accrued compensation	(7,852)	(1,185)
Deferred revenue	41,997	22,638
Net cash provided by (used in) operating activities	26,721	(5,468)
Cash Flows From Investing Activities
Purchases of property, equipment and other	(8,607)	(7,045)
Capitalized internal-use software	(903)	(950)
Acquired intangible assets	(1,480)	—
Purchases of short-term investments	(179,896)	—
Proceeds from maturities of short-term investments	71,603	—
Net cash used in investing activities	(119,283)	(7,995)
Cash Flows From Financing Activities
Payments of offering costs related to initial public offering	(1,797)	(2,896)
Proceeds from issuance of common stock upon exercise of stock options	15,493	2,171
Proceeds from issuance of common stock related to early exercised stock options	—	869
Proceeds from issuance of common stock under the employee stock purchase plan	8,691	—
Repurchases of unvested common stock	(22)	(3,090)
Repayments of notes receivable from stockholders	1,905	—
Net cash provided by (used in) financing activities	24,270	(2,946)
Net decrease in cash, cash equivalents and restricted cash	(68,292)	(16,409)
Cash, cash equivalents and restricted cash at beginning of period	136,147	88,546
Cash, cash equivalents and restricted cash at end of period	$67,855	$72,137
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,121	$267
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net change in purchased equipment included in accounts payable and accrued expenses	$1,544	$(363)
Accretion of Series C and D redeemable convertible preferred stock	$—	$5,109
Repurchases of unvested common stock by cancellation of indebtedness	$—	$214
Vesting of early exercised common stock options	$567	$1,015
Net change in deferred offering costs accrued	$(2,097)	$203
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$67,467	$71,569
Restricted cash, current	96	180
Restricted cash, non-current	292	388
Total cash, cash equivalents and restricted cash	$67,855	$72,137

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
Initial Public Offering
In March 2018, we completed our initial public offering ("IPO") of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded in stockholders’ equity as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.
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

Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed balance sheet as of July 31, 2018 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of January 31, 2019, the consolidated statements of operations for the three and six months ended January 31, 2019 and 2018, the consolidated statements of comprehensive loss for the three and six months ended January 31, 2019 and 2018, the consolidated statements of cash flows for the six months ended January 31, 2019 and 2018, the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended January 31, 2019 and 2018 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2019 or for any other future fiscal year or interim period.
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
As a result of our transition to large accelerated filer status as of July 31, 2019, we will cease to qualify as an emerging growth company and will no longer have the option to take advantage of the extended transition period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, loss contingencies related to litigation and valuation of deferred tax assets. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2019, for example, refer to our fiscal year ending July 31, 2019.
Significant Accounting Policies
Our significant accounting policies are discussed in the "Index to Consolidated Financial Statements, Note 1. Business and Summary of Significant Accounting Policies" in the Fiscal 2018 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and six months ended January 31, 2019. The following describes the impact of certain policies.

Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606") on August 1, 2017, using the full retrospective transition method.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% and 99% of our revenue for the three months ended January 31, 2019 and 2018, respectively, and approximately 98% of our revenue for the six months ended January 31, 2019 and 2018.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
United States	$37,626	51%	$20,224	45%	$67,433	49%	$39,985	47%
Europe, Middle East and Africa (*)	29,552	40%	20,168	45%	56,946	41%	37,154	44%
Asia Pacific	5,674	7%	3,465	8%	10,463	8%	6,554	8%
Other	1,450	2%	1,119	2%	2,758	2%	1,144	1%
Total	$74,302	100%	$44,976	100%	$137,600	100%	$84,837	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% and 12% of our revenue for the three months ended January 31, 2019 and 2018, respectively, and 10% and 11% for the six months ended January 31, 2019 and 2018, respectively.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
Channel partners	$71,074	96%	$41,258	92%	$131,093	95%	$77,429	91%
Direct customers	3,228	4%	3,718	8%	6,507	5%	7,408	9%
Total	$74,302	100%	$44,976	100%	$137,600	100%	$84,837	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended January 31, 2019 and 2018, we recognized revenue of $68.2 million and $58.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $461.0 million. We expect to recognize 55% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$55,978	$36,002	$55,910	$34,662
Capitalization of contract acquisition costs	9,080	7,005	13,472	11,213
Amortization of deferred contract acquisition costs	(4,457)	(3,064)	(8,781)	(5,932)
Ending balance	$60,601	$39,943	$60,601	$39,943

As of the end of the period:
Deferred contract acquisition costs, current	$18,058	$12,271	$18,058	$12,271
Deferred contract acquisition costs, noncurrent	42,543	27,672	42,543	27,672
Total deferred contract acquisition costs	$60,601	$39,943	$60,601	$39,943
Sales commissions accrued but not paid as of January 31, 2019 and July 31, 2018, totaled $4.6 million and $10.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with our IPO, including legal, accounting, printing and other IPO-related costs. Total deferred offering costs of $6.2 million were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO.
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
Note 2. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$49,405	$—	$—	$49,405
U.S. treasury securities	4,993	—	(1)	4,992
Total cash equivalents	$54,398	$—	$(1)	$54,397

Short-term investments:
U.S. treasury securities	$130,212	$13	$(15)	$130,210
U.S. government agency securities	44,399	3	(44)	44,358
Corporate debt securities	97,923	50	(65)	97,908
Total short-term investments	$272,534	$66	$(124)	$272,476

Total cash equivalents and short-term investments	$326,932	$66	$(125)	$326,873

Cash equivalents and short-term investments consisted of the following as of July 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$—	$—	$74,408
U.S. treasury securities	17,488	—	—	17,488
U.S. government agency securities	1,999	—	—	1,999
Corporate debt securities	11,010	—	(1)	11,009
Total cash equivalents	$104,905	$—	$(1)	$104,904

Short-term investments:
U.S. treasury securities	$55,768	$—	$(17)	$55,751
U.S. government agency securities	17,953	—	(19)	17,934
Corporate debt securities	89,362	1	(88)	89,275
Total short-term investments	$163,083	$1	$(124)	$162,960

Total cash equivalents and short-term investments	$267,988	$1	$(125)	$267,864
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2019:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$213,194	$213,163
Due between one and two years	59,340	59,313
Total short-term investments	$272,534	$272,476
Short-term investments that were in an unrealized loss position consisted of the following as of January 31, 2019:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$83,321	$(15)	$—	$—	$83,321	$(15)
U.S. government agency securities	35,588	(44)	—	—	35,588	(44)
Corporate debt securities	72,855	(65)	—	—	72,855	(65)
Total investments in a loss position	$191,764	$(124)	$—	$—	$191,764	$(124)

Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$55,750	$(17)	$—	$—	$55,750	$(17)
U.S. government agency securities	17,934	(19)	—	—	17,934	(19)
Corporate debt securities	83,332	(88)	—	—	83,332	(88)
Total investments in a loss position	$157,016	$(124)	$—	$—	$157,016	$(124)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of January 31, 2019 and July 31, 2018.
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

Assets that are measured at fair value on a recurring basis consisted of the following as of January 31, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$49,405	$49,405	$—	$—
U.S. treasury securities	4,992	—	4,992	—
Total cash equivalents	$54,397	$49,405	$4,992	$—

Short-term investments:
U.S. treasury securities	$130,210	$—	$130,210	$—
U.S. government agency securities	44,358	—	44,358	—
Corporate debt securities	97,908	—	97,908	—
Total short-term investments	$272,476	$—	$272,476	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$74,408	$—	$—
U.S. treasury securities	17,488	—	17,488	—
U.S. government agency securities	1,999	—	1,999	—
Corporate debt securities	11,009	—	11,009	—
Total cash equivalents	$104,904	$74,408	$30,496	$—

Short-term investments:
U.S. treasury securities	$55,751	$—	$55,751	$—
U.S. government agency securities	17,934	—	17,934	—
Corporate debt securities	89,275	—	89,275	—
Total short-term investments	$162,960	$—	$162,960	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4. Property and Equipment
Property and equipment consisted of the following:

	January 31, 2019	July 31, 2018
	(in thousands)
Hosting equipment	$39,960	$30,743
Computers and equipment	2,573	2,335
Purchased software	1,314	1,324
Capitalized internal-use software	7,066	6,163
Furniture and fixtures	1,514	1,478
Leasehold improvements	2,123	2,123
Property and equipment, gross	54,550	44,166
Less: Accumulated depreciation and amortization	(28,788)	(24,401)
Total property and equipment, net	$25,762	$19,765
Depreciation and amortization expense on property and equipment was $2.5 million and $2.0 million for the three months ended January 31, 2019 and 2018, respectively, and $4.7 million and $3.9 million for the six months ended January 31, 2019 and 2018, respectively.
Note 5. Acquired Intangible Assets, Net
Acquired intangible assets consist of developed technology and are included within other noncurrent assets in the condensed consolidated balance sheets. As of January 31, 2019, acquired intangible assets have a weighted-average remaining useful life of 2.6 years and are amortized on a straight-line basis. Amortization expense of acquired intangible assets was $0.1 million for the three months ended January 31, 2019 and $0.2 million for the six months ended January 31, 2019. We did not have acquired intangible assets prior to fiscal 2019.
The gross carrying amount and accumulated amortization of acquired intangible assets consisted of the following as of January 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Developed technology	$1,716	$(239)	$1,477

Future amortization expense of acquired intangible assets consisted of the following as of January 31, 2019:

Amortization
Year ending July 31,	(in thousands)
2019 (remaining six months)	$286
2020	572
2021	572
2022	47
Total	$1,477

Note 6. Commitments and Contingencies
Operating Leases
We lease our office space under various operating lease agreements expiring at various dates through August 2021.
Future minimum payments under our non-cancelable operating leases consisted of the following as of January 31, 2019:

Operating Leases
(in thousands)
Year ending July 31,
2019 (remaining six months)	$1,578
2020	2,588
2021	1,604
2022	18
Total	$5,788
Rent expense was $0.8 million and $0.6 million for the three months ended January 31, 2019 and 2018, respectively, and $1.4 million and $1.1 million for the six months ended January 31, 2019 and 2018, respectively.
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform.
Future minimum payments under our non-cancelable data center contracts consisted of the following as of January 31, 2019:

Data Center Contracts
(in thousands)
Year ending July 31,
2019 (remaining six months)	$4,416
2020	6,710
2021	4,131
2022	933
Total	$16,190
Bandwidth and colocation expenses are recognized as cost of revenue and were $3.4 million and $2.2 million for the three months ended January 31, 2019 and 2018, respectively, and $6.4 million and $4.3 million for the six months ended January 31, 2019 and 2018, respectively.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of January 31, 2019 and July 31, 2018, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $3.7 million and $3.1 million, respectively.

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
On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658 ("’658 patent"), 7,360,249 ("’249 patent"), 7,587,488, 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696 ("’696 patent"). The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
On June 22, 2017, Symantec filed a notice of voluntary dismissal of its complaint in Symantec Case 2 along with a new complaint alleging infringement of the same patents and adding Symantec Limited as a plaintiff and alleging willful infringement of the ’429 and ’446 patents. On July 31, 2017, the court granted our motion to transfer Symantec Case 2 from the District of Delaware to the Northern District of California. On May 21, 2018, Symantec filed an amended complaint adding allegations of willful infringement of all of the asserted patents in Symantec Case 2.  On December 12, 2018, Symantec filed a notice of voluntary dismissal with prejudice of the ’658, ’249, and ’696 Patents asserted in Symantec Case 2.
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
While the range of potential loss resulting from the lawsuit cannot be reasonably estimated, we have accrued a total liability of $3.2 million as of January 31, 2019 related to past negotiations with Finjan of which we recognized $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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
Prior to the IPO, we recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated. We recognized accretion of Series C and D redeemable convertible preferred stock of $2.6 million for the three months ended January 31, 2018 and $5.1 million for the six months ended January 31, 2018.

Note 8. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Shares of common stock reserved for future issuance consisted of the following as of January 31, 2019:

Underlying Shares
(in thousands)
Equity awards outstanding:
Stock options	12,028
Unvested restricted stock units	3,037
Unvested performance stock units, based on the target number of shares granted (*)	1,460
Purchase rights committed under the employee stock purchase plan	1,410
Equity awards available for future grants:
Equity incentive plans	15,815
Employee stock purchase plan	1,361
Total reserved shares of common stock for future issuance	35,111
(*) Holders of performance stock units corresponding to fiscal 2019, as further described in Note 9, have the ability to receive up to 150% of the target number of shares granted if the maximum achievement of target performance metrics is attained.

Note 9. Stock-Based Compensation
Equity Incentive Plans
We adopted the Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan") in fiscal 2018 and the 2007 Stock Plan (the "2007 Plan") in fiscal 2008, collectively referred to as the "Plans." Equity incentive awards granted under the Plans may be either restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares to our employees, directors, officers and consultants. In March 2018, in connection with our IPO, the 2007 Plan was terminated along with its remaining balance of shares of common stock available for grant. With the establishment of the 2018 Plan, we no longer grant stock-based awards under the 2007 Plan and any shares underlying stock options that expire or terminate or are forfeited or repurchased by us under the 2007 Plan will be automatically transferred to the 2018 Plan. As of January 31, 2019, we have reserved a total of approximately 18,688,000 shares of common stock for the issuance of equity awards under the 2018 Plan, of which approximately 15,815,000 shares were available for grant on such date.
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
The activity of stock options consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2018	16,175	$6.20	5.1	$470,860
Stock options exercised	(3,511)	$4.41		$129,596
Stock options canceled, forfeited or expired	(636)	$6.22
Balance as of January 31, 2019	12,028	$6.72	4.9	$500,853
Exercisable and expected to vest as of July 31, 2018	5,499	$3.97	4.0	$172,317
Exercisable and expected to vest as of January 31, 2019	4,055	$4.52	4.0	$177,830
The aggregate intrinsic value of the stock options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2019 and 2018 was $129.6 million and $5.2 million, respectively. The weighted-average grant-date fair value per share of stock options granted for the six months ended January 31, 2018 was $3.12. Since our IPO, we have not granted additional stock options.
We estimated the fair value of employee stock option using the Black-Scholes option pricing model with the following assumptions.

Six Months Ended January 31, 2018
Expected term (in years)	4.6
Expected stock price volatility	40.4% - 41.5%
Risk-free interest rate	1.7% - 2.6%
Dividend yield	0.0%

Restricted Stock Units
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting one year from the date of grant and quarterly thereafter over the remaining vesting term. We began granting RSUs in the fourth quarter of fiscal 2018.
The activity of RSUs consisted of the following:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2018	209	$26.26	$7,394
Granted	2,888	$40.20
Vested	(3)	$44.26	$111
Canceled, forfeited	(57)	$40.36
Balance as of January 31, 2019	3,037	$39.23	$146,897
Performance Stock Units
The 2018 Plan allows for the grant of performance stock units ("PSUs"). During the six months ended January 31, 2019, the compensation committee of our board of directors approved the grant of PSUs to certain members of our executive team corresponding to the performance periods of fiscal 2019, 2020, 2021 and 2022. In addition, the compensation committee determined and approved the corporate performance metrics for fiscal 2019. The corporate performance metrics corresponding to future fiscal years will be determined and approved in the future for each corresponding fiscal year. Holders of PSUs corresponding to the performance period of fiscal 2019 have the ability to receive up to 150% of the target number of shares granted if maximum achievement of target performance metrics is achieved. The right to receive such awards is subject to achievement of the defined corporate performance metrics corresponding for each fiscal year and continuous service by the employee. Any earned awards are subject to additional time-based vesting in accordance with the respective award agreement. Since the performance conditions of future fiscal years have not been established as of January 31, 2019, these awards are not considered granted for accounting purposes. Therefore, we have not recognized stock-based compensation expense for PSUs corresponding to fiscal years beyond 2019.
The number of unvested PSUs outstanding based on the target number of shares granted consisted of the following as of January 31, 2019:

Underlying Shares
Performance periods	(in thousands)
Fiscal 2019	464
Fiscal 2020	464
Fiscal 2021	150
Fiscal 2022	150
Total	1,228

The activity of PSUs for which performance conditions have been established and are expected to be earned consisted of the following:

	Underlying Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except for share amounts)
Balance as of July 31, 2018	—	—	$—
Granted	464	$36.90
Vested	—	—	$—
Canceled, forfeited	—	—
Balance as of January 31, 2019	464	$36.90	$22,456
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of January 31, 2019, a total of 3,397,643 shares of common stock were reserved for issuance under the ESPP. The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. Our first ESPP offering period commenced on March 16, 2018. During the quarter ended January 31, 2019, employees purchased approximately 627,000 shares of common stock under our employee stock purchase plan at an average purchase price of $13.86 per share, resulting in total cash proceeds of $8.7 million.
ESPP employee payroll contributions accrued at January 31, 2019 and July 31, 2018, totaled $2.2 million and $4.6 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity on the purchase date.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions:

Six Months Ended January 31, 2019
Expected term (in years)	0.5 - 2.0
Expected stock price volatility	44.0% - 61.9%
Risk-free interest rate	2.5% - 2.7%
Dividend yield	0.0%

Early Exercise of Employee Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and is reflected as liability in the condensed consolidated balance sheets and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. During the six months ended January 31, 2019 and 2018, we reclassified to additional paid-in capital $0.6 million and $1.0 million, respectively, related to awards vested during these periods. As of January 31, 2019 and July 31, 2018, the number of shares of common stock subject to repurchase was 238,662 shares and 422,528 shares with an aggregate purchase price of $1.0 million and $1.6 million, respectively.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes are presented as contra-equity in the condensed consolidated balance sheets until the notes are fully settled. As of July 31, 2018, the carrying amount of the outstanding notes receivable, inclusive of accrued interest of $0.1 million, was $2.1 million. During the six months ended January 31, 2019, the principal amount and accrued interest of the outstanding notes were fully repaid, resulting in cash proceeds of $2.1 million.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$619	$126	1,122	$235
Sales and marketing	5,517	985	8,318	1,770
Research and development	4,398	494	7,193	892
General and administrative	2,693	459	4,180	900
Total stock-based compensation expense	$13,227	$2,064	$20,813	$3,797
As of January 31, 2019, the unrecognized stock-based compensation cost was $148.5 million, which we expect to amortize over a weighted-average period of 3.5 years.

Note 10. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the earnings of our foreign subsidiaries being taxed at rates higher than the U.S. statutory rate.
We recorded a provision for income taxes of $0.5 million and $0.4 million for the three months ended January 31, 2019 and 2018, respectively, and $0.9 million and $0.6 million for the six months ended January 31, 2019 and 2018, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for the period ended January 31, 2019.
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
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the provisional estimate associated with the remeasurement of our deferred tax assets and the one-time mandatory transition tax was offset by a change in our valuation allowance which resulted in no income tax expense or benefit. During the period ended January 31, 2019, we completed our accounting for the Tax Act in accordance with SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.

Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(3,555)	$(6,515)	$(11,143)	$(17,913)
Accretion of Series C and D redeemable convertible preferred stock	—	(2,579)	—	(5,109)
Net loss attributable to common stockholders	$(3,555)	$(9,094)	$(11,143)	$(23,022)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,741	31,434	121,664	31,125
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.29)	$(0.09)	$(0.74)
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
The following table summarizes the unweighted outstanding potentially dilutive securities that were excluded from the computation of the diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	January 31,
	2019	2018
	(in thousands)
Convertible preferred stock	—	72,501
Outstanding stock options	12,028	14,949
Shares subject to repurchase from early exercised stock options	239	1,171
Purchase rights committed under the ESPP	1,410	—
Unvested RSUs	3,037	—
Unvested PSUs (*)	464	—
Total	17,178	88,621
(*) The number of unvested PSUs is based on the target number of shares granted and excludes unvested PSUs for which performance conditions have not been established as of January 31, 2019, as they are not considered outstanding for accounting purposes. Refer to Note 9 for further information.
Note 12. Significant Customers and Geographic Information
No single customer accounted for 10% or more of our revenue for the three and six months ended January 31, 2019 and 2018. Refer to Note 1 to our condensed consolidated financial statements for revenue by geography information. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	January 31, 2019	July 31, 2018
Channel partner A	13%	*
Channel partner B	*	13%
Channel partner C	*	13%
(*) Represents less than 10%.

Our long-lived assets consist of property, equipment and intangible assets, which are summarized by geographic area as follows:

	January 31, 2019	July 31, 2018
	(in thousands)
United States	$20,336	$14,742
Rest of the world	7,559	5,023
Total long-lived assets	$27,895	$19,765

Note 13. Related Party Transactions
We previously entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Outstanding notes receivable were fully repaid during the six months ended January 31, 2019. Refer to Note 9 to our condensed consolidated financial statements for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2018, filed with the SEC. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2018 is referred to as fiscal 2018 and our fiscal year ending July 31, 2019 is referred to as fiscal 2019.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2018, we had expanded our operations to over 3,250 customers across every major industry, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 300 of the Forbes Global 2000 as of July 31, 2018.
We operate our business as one reportable segment. Our revenue has experienced significant growth, with revenue increasing from $84.8 million for the six months ended January 31, 2018 to $137.6 million for the six months ended January 31, 2019, representing year-over-year revenue growth of 62%. However, we have incurred net losses in all periods since our inception. Our net loss decreased from $17.9 million for the six months ended January 31, 2018 to $11.1 million for the six months ended January 31, 2019. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, continue to invest in research and development efforts to enhance the functionality of our cloud platform, continue to incur additional compliance and other related costs as we operate as a public company, and deal with ongoing legal matters and related accruals, certain of which are described in further detail Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Initial Public Offering
In March 2018, we completed our IPO of common stock, in which we sold 13,800,000 shares. The shares were priced at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters’ discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded in stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.

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
Follow-On Sales
We typically expand our relationship with our customers over time. While most of our new customers route all of their internet-bound web traffic through our cloud platform, some of our customers initially use our services for specific users or specific security functionality. We leverage our land-and-expand model with the goal of generating incremental revenue, often within the term of the initial subscription, by increasing sales to our existing customers in one of three ways:
•expanding deployment of our cloud platform to cover additional users;
•upgrading to a more advanced Business, Transformation or Secure Transformation suite; and
•selling a ZPA subscription to a ZIA customer, a ZIA subscription to a ZPA customer, or other features on an a la carte basis.
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

	Trailing 12 Months Ended January 31, 2019	Trailing 12 Months Ended January 31, 2018
Dollar-based net retention rate	118%	122%
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense and amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$59,031	$36,297	$110,230	$67,887
Add:
Stock-based compensation expense	619	126	1,122	235
Amortization expense of acquired intangible assets	144	—	144	—
Non-GAAP gross profit	$59,794	$36,423	$111,496	$68,122
Gross margin	79%	81%	80%	80%
Non-GAAP gross margin	80%	81%	81%	80%
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(5,182)	$(6,399)	$(13,845)	$(17,676)
Add:
Stock-based compensation expense	13,227	2,064	20,813	3,797
Litigation-related expenses	1,768	1,630	3,942	3,776
Amortization expense of acquired intangible assets	144	—	239	—
Non-GAAP income (loss) from operations	$9,957	$(2,705)	$11,149	$(10,103)
Operating margin	(7)%	(14)%	(10)%	(21)%
Non-GAAP operating margin	13%	(6)%	8%	(12)%

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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of January 31, 2019, the employee contributions to our employee stock purchase plan was $2.2 million, which will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2019.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$15,707	$(1,116)	$26,721	$(5,468)
Less:
Purchases of property and equipment	(3,193)	(3,035)	(8,607)	(7,045)
Capitalized internal-use software	(547)	(416)	(903)	(950)
Free cash flow	$11,967	$(4,567)	$17,211	$(13,463)
As a percentage of revenue:
Net cash provided by (used in) operating activities	21%	(2)%	20%	(7)%
Less:
Purchases of property and equipment	(4)%	(7)%	(6)%	(8)%
Capitalized internal-use software	(1)%	(1)%	(1)%	(1)%
Free cash flow margin	16%	(10)%	13%	(16)%
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
Calculated billings increased $49.1 million, or 74%, for the three months ended January 31, 2019 over the three months ended January 31, 2018, and $72.1 million, or 67%, for the six months ended January 31, 2019 over the six months ended January 31, 2018. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Revenue	$74,302	$44,976	$137,600	$84,837
Add: Total deferred revenue, end of period	206,020	119,257	206,020	119,257
Less: Total deferred revenue, beginning of period	(165,279)	(98,266)	(164,023)	(96,619)
Calculated billings	$115,043	$65,967	$179,597	$107,475

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 97% and 99% of our revenue for the three months ended January 31, 2019 and 2018, respectively, and approximately 98% for the six months ended January 31, 2019 and 2018. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Interest Income, net
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During the three months ended October 31, 2018, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other income, net
Other income, net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deductions. We have not recorded any U.S. federal income tax expense. We have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. During the six months ended January 31, 2019, we determined that due to the weight of objectively verifiable negative evidence, our deferred tax assets in United Kingdom ("U.K.") are no longer more likely than not to be realized in future and a full valuation allowance was recorded during the period.

Results of Operations
The following table set forth our results of operations for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Revenue	$74,302	$44,976	$137,600	$84,837
Cost of revenue(1)(2)	15,271	8,679	27,370	16,950
Gross profit	59,031	36,297	110,230	67,887
Operating expenses:
Sales and marketing(1)	38,756	27,110	75,301	54,038
Research and development(1)(2)	15,071	9,183	28,257	17,992
General and administrative(1)(3)	10,386	6,403	20,517	13,533
Total operating expenses	64,213	42,696	124,075	85,563
Loss from operations	(5,182)	(6,399)	(13,845)	(17,676)
Interest income, net	1,924	213	3,514	408
Other income, net	250	28	62	1
Loss before income taxes	(3,008)	(6,158)	(10,269)	(17,267)
Provision for income taxes	547	357	874	646
Net loss	$(3,555)	$(6,515)	$(11,143)	$(17,913)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$619	$126	$1,122	$235
Sales and marketing	5,517	985	8,318	1,770
Research and development	4,398	494	7,193	892
General and administrative	2,693	459	4,180	900
Total	$13,227	$2,064	$20,813	$3,797
(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$144	$—	$144	$—
Research and development	—	—	95	—
Total	$144	$—	$239	$—
(3) Includes certain litigation-related expenses as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Litigation-related expenses	$1,768	$1,630	$3,942	$3,776

The following table set forth our results of operations for the periods presented as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	21	19	20	20
Gross margin	79	81	80	80
Operating expenses
Sales and marketing	52	60	55	64
Research and development	20	20	20	21
General and administrative	14	15	15	16
Total operating expenses	86	95	90	101
Operating margin	(7)	(14)	(10)	(21)
Interest income, net	3	—	3	1
Other income, net	—	—	—	—
Loss before income taxes	(4)	(14)	(7)	(20)
Provision for income taxes	1	—	1	1
Net loss	(5)%	(14)%	(8)%	(21)%

Comparison of the Three Months Ended January 31, 2019 and 2018
Revenue

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$74,302	$44,976	$29,326	65%
Revenue increased by $29.3 million, or 65% for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The increase was primarily driven by the addition of new customers, which contributed $18.9 million in revenue, as we increased our customer base from January 31, 2018 to January 31, 2019. The remainder of the increase was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended January 31, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue	$15,271	$8,679	$6,592	76%
Gross margin	79%	81%

Cost of revenue increased by $6.6 million, or 76%, for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $3.0 million in data center expenses related to hosting and operating of our cloud platform for our expanded customer base and an increase in employee-related expenses of $2.0 million, which includes an increase of $0.5 million in stock-based compensation expense. The increase of employee-related expenses was driven primarily by a 45% increase in headcount in our customer support and cloud operations organizations from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO.
Gross margin decreased from 81% during the three months ended January 31, 2018 to 79% during the three months ended January 31, 2019. The decrease in gross margin was primarily due to increased stock-based compensation expense and certain one-time costs recognized in the current period.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$38,756	$27,110	$11,646	43%
Sales and marketing expenses increased by $11.6 million, or 43%, for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The increase was primarily driven by an increase of $8.3 million  in employee-related expenses, inclusive of an increase of $4.5 million in stock-based compensation expense, driven by a 18% increase in headcount from January 31, 2018 to January 31, 2019, and by an increase of $1.2 million in sales commissions expense. The increase in stock-based compensation was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.4 million in marketing and advertising expenses and $0.4 million in facility and IT expenses.
Research and Development Expenses

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$15,071	$9,183	$5,888	64%
Research and development expenses increased by $5.9 million, or 64%, for the three months ended January 31, 2019, compared to the three months ended January 31, 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $5.6 million in employee-related expenses, inclusive of an increase of $3.9 million in stock-based compensation expense, driven by a 26% increase in headcount from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO.

General and Administrative Expenses

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$10,386	$6,403	$3,983	62%
General and administrative expenses increased by $4.0 million, or 62%, for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The increase was primarily driven by an increase of $2.7 million in employee-related costs, inclusive of an increase of $2.2 million in stock-based compensation expense, driven by a 43% increase in headcount from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.4 million in legal expenses related to ongoing legal matters and $0.3 million in professional services as we transitioned to being a public company.
Interest Income, Net

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Interest income, net	$1,924	$213	$1,711	803%
Interest income, net increased by $1.7 million for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO.
Other Income, Net

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Other income, net	$250	$28	$222	793%
Other income, net increased by $0.2 million for the three months ended January 31, 2019, compared to the three months ended January 31, 2018. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended January 31, 2019 as compared to the three months ended January 31, 2018.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$547	$357	$190	53%
Our provision for income taxes increased by $0.2 million for the three months ended January 31, 2019, compared to the three months ended January 31, 2018, primarily related to income taxes in the foreign jurisdictions in which we operate.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on its U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we also determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for the period ended January 31, 2019.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the period ended January 31, 2019 we completed our accounting of the impacts of the Tax Act, including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI during the second quarter of this fiscal year in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.

Comparison of the Six Months Ended January 31, 2019 and 2018
Revenue

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$137,600	$84,837	$52,763	62%
Revenue increased by $52.8 million, or 62% for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The increase was primarily driven by the addition of new customers, which contributed $26.3 million as we increased our customer base from January 31, 2018 to January 31, 2019. The remainder of the increase was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended January 31, 2019.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue	$27,370	$16,950	$10,420	61%
Gross margin	80%	80%
Cost of revenue increased by $10.4 million, or 61%, for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $4.8 million for data center expenses related to hosting and operating of our cloud platform for our expanded customer base and an increase in employee-related expenses of $3.8 million, including an increase of $0.9 million in stock-based compensation expense. The increase of employee-related expenses was driven primarily by a 45% increase in headcount in our customer support and cloud operations organizations from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.5 million for facility and IT expenses.
Gross margin remained flat for the six months ended January 31, 2019 compared to the six months ended January 31, 2018 as our cost of providing our services were equally offset by growth in our revenue.

Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$75,301	$54,038	$21,263	39%
Sales and marketing expenses increased by $21.3 million, or 39%, for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The increase was primarily driven by an increase of $13.2 million in employee-related costs, inclusive of an increase of $6.5 million in stock-based compensation expense, driven by a 18% increase in headcount in our sales and marketing organization from January 31, 2018 to January 31, 2019 and by an increase of $2.1 million in sales commissions expense. The increase in stock-based compensation was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $2.2 million in marketing and advertising expenses, $0.6 million in travel expenses and $0.9 million in facility and IT expenses.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$28,257	$17,992	$10,265	57%
Research and development expenses increased by $10.3 million, or 57%, for the six months ended January 31, 2019, compared to the six months ended January 31, 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $9.7 million in employee-related costs, inclusive of an increase of $6.3 million in stock-based compensation expense, driven by a 26% increase in headcount from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$20,517	$13,533	$6,984	52%
General and administrative expenses increased by $7.0 million, or 52%, for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The increase was primarily driven by an increase of $4.6 million in employee-related costs, inclusive of an increase of $3.3 million in stock-based compensation expense, driven by a 43% increase in headcount from January 31, 2018 to January 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.9 million in legal expenses related to ongoing legal matters and related accruals, $0.7 million in professional services as we transitioned to being a public company and $0.4 million in facility and IT expenses.
Interest Income, Net

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Interest income, net	$3,514	$408	$3,106	761%
Interest income, net increased by $3.1 million for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO.
Other Income, Net

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Other income, net	$62	$1	$61	6100%
Other income, net increased by $0.1 million for the six months ended January 31, 2019, compared to the six months ended January 31, 2018. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for the six months ended January 31, 2019 as compared to the six months ended January 31, 2018.
Provision for Income Taxes

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$874	$646	$228	35%
Our provision for income taxes increased by $0.2 million for the six months ended January 31, 2019, compared to the six months ended January 31, 2018, primarily related to income taxes in the foreign jurisdictions in which we operate.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on its U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we also determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for the period ended January 31, 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. For further information, refer to discussion for provision for income taxes under "Comparison of the Three Months Ended January 31, 2019 and 2018."

Liquidity and Capital Resources
As of January 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $339.9 million which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded in stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. Previously, we have financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $206.9 million as of January 31, 2019. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2019, we had deferred revenue of $206.0 million, of which $176.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$26,721	$(5,468)
Net cash used in investing activities	$(119,283)	$(7,995)
Net cash provided by (used in) financing activities	$24,270	$(2,946)
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2019 was $26.7 million, which resulted from a net loss of $11.1 million, adjusted for non-cash charges of $33.6 million and net cash inflows of $4.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $20.8 million for stock-based compensation expense, $8.8 million for amortization of deferred contract acquisition costs and $4.7 million for depreciation and amortization expense, partially offset by accretion of purchase discounts, net of amortization of investment premiums of $1.1 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $42.0 million in deferred revenue from advanced invoicing in accordance with our subscription contracts and an increase of $1.0 million in accrued expenses and other liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $13.9 million in accounts receivable due to seasonality in terms of when we enter into agreements with customers, an increase of $13.5 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $7.9 million in accrued compensation, primarily due to issuance of common stock under our employee stock purchase plan, an increase of $2.8 million in prepaid expenses and other assets and a decrease of $0.8 million in accounts payable.
Net cash used in operating activities during the six months ended January 31, 2018 was $5.5 million, which resulted from a net loss of $17.9 million, adjusted for non-cash charges of $13.5 million and net cash outflows of $1.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $3.8 million of stock-based compensation expense, $5.9 million of amortization of deferred contract acquisition costs and $3.9 million of depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities were primarily the result of an increase of $11.2 million in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $8.5 million in accounts receivable primarily due to timing of receivable collections, a decrease of $2.2 million in accounts payable, a decrease of $1.2 million in accrued compensation and an increase of $1.1 million in prepaid expenses and other assets, offset by an increase of $22.6 million in deferred revenue from advanced invoicing in accordance with our subscription contracts.
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2019 of $119.3 million was primarily attributable to the purchases of short-term investments of $179.9 million, capital expenditures of $9.5 million to support our cloud platform and headcount and payments for acquired intangible assets of $1.5 million. These transactions were partially offset by proceeds from the maturities of short-term investments of $71.6 million.
Net cash used in investing activities during the six months ended January 31, 2018 of $8.0 million resulted primarily from capital expenditures to support our cloud platform, additional office space and headcount.

Financing Activities
Net cash provided by financing activities of $24.3 million during the six months ended January 31, 2019 was primarily attributable to $15.5 million in proceeds from the exercise of stock options, driven mainly by the end of our initial public offering lock-up period in September 2018, $8.7 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments of offering costs related to our IPO.
Net cash used in financing activities of $2.9 million during the six months ended January 31, 2018 was primarily due to $3.1 million to repurchase common stock related to early exercised stock options upon termination of employment services and $2.9 million in payments of offering costs related to our IPO. These transactions were partially offset by $2.2 million in proceeds from the exercise of stock options and $0.9 million in proceeds from early exercised stock options.
Contractual Obligations and Commitments
During the six months ended January 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, or our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC on September 13, 2018. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of January 31, 2019.
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 1. Business and Summary of Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 13, 2018. There have been no significant changes to these policies for the six months ended January 31, 2019, except as described in Note 1. Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Extended Transition Period
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result of our transition to large accelerated filer status as of

July 31, 2019, we will cease to qualify as an emerging growth company and will no longer have the option  to take advantage of the extended transition period.
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
Interest Rate Risk
As of January 31, 2019, we had cash, cash equivalents and short-term investments totaling $339.9 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2019, the effect of a hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.8 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for six months ended January 31, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based on the evaluation of our disclosure controls and procedures as of January 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $33.6 million and $35.5 million for fiscal 2018 and 2017, respectively. As of January 31, 2019, we had an accumulated deficit of $206.9 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Our competitors and potential competitors include:
•independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Symantec Corporation, which offer a broad mix of network and endpoint security products;
•large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., which offer security appliances and incorporate security capabilities in their networking products;
•companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.), F5 Networks, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and virtual private network vendors; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, longer operating histories and larger customer bases;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with channel partners and customers;
•greater customer support resources;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•larger and more mature intellectual property rights portfolios; and
•substantially greater financial, technical and other resources.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:
•effectively attracting, training and integrating a large number of new employees, particularly members of our sales and management teams;

•further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;
•enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners, customers and users; and
•appropriately documenting and testing our IT systems and business processes.
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
Our operating results may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:
•broad market acceptance and the level of demand for our cloud platform;
•our ability to attract new customers, particularly large enterprises;
•our ability to retain customers and expand their usage of our platform, particularly our largest customers;
•our ability to successfully expand internationally and penetrate key markets;

•the effectiveness of our sales and marketing programs;
•the length of our sales cycle, including the timing of renewals;
•technological changes and the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns for IT spending;
•the quality and level of our execution of our business strategy and operating plan;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in the legislative or regulatory environment;
•the impact and costs related to the acquisition of businesses, talent, technologies or intellectual property rights; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
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

The following factors, many of which are beyond our control, can affect the delivery and availability of our services and the performance of our cloud:
•the development and maintenance of the infrastructure of the internet;
•the performance and availability of third-party telecommunications services with the necessary speed, data capacity and security for providing reliable internet access and services;
•decisions by the owners and operators of the data centers where our cloud infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•the occurrence of earthquakes, floods, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•cyberattacks, including denial of service attacks, targeted at us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;
•failure by us to maintain and update our cloud infrastructure to meet our traffic capacity requirements;
•errors, defects or performance problems in our software, including third-party software incorporated in our software, which we use to operate our cloud platform;
•improper classification of websites by our vendors who provide us with lists of malicious websites;
•improper deployment or configuration of our services;
•the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network; and
•the failure of our disaster recovery and business continuity arrangements.
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
Any real or perceived flaws in our cloud platform or any real or perceived security breaches of our customers could result in:
•a loss of existing or potential customers or channel partners;
•delayed or lost sales and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual or perceived security breach;
•negative publicity and damage to our reputation and brand; and
•legal claims and demands (including for stolen assets or information, repair of system damages, and compensation to customers and business partners), litigation, regulatory inquiries or investigations and other liability.

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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% and 47% of our revenue for fiscal 2018 and 2017, respectively, and 43% and 42% of our revenue for the six months ended January 31, 2019 and 2018, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
Sales to larger customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, which can act as a disincentive to our sales team to pursue these larger customers. These risks include:
•competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers;
•increased purchasing power and leverage held by larger customers in negotiating contractual arrangements with us;
•more stringent requirements in our support obligations; and
•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solutions.
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
We generally recognize revenue from customers ratably over the terms of their subscription, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi

-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly and monthly in advance, which will also affect our financial position in any given period. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition, by, among other things:
•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our platform or service offerings to our customers;
•requiring us to stop offering certain services on or features of our platform;

•requiring us to redesign certain components of our platform using alternative non-infringing or non-open source technology, which could require significant effort and expense;
•requiring us to disclose our software source code and the detailed program commands for our software; and
•requiring us to satisfy indemnification obligations to our customers.
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
We derive a portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on our successful procurement of additional public sector customers. However, demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial risks, including the following:
•selling to government agencies can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•U.S. or other government certification requirements applicable to our cloud platform, including the Federal Risk and Authorization Management Program, are often difficult and costly to obtain and maintain and failure to do so will restrict our ability to sell to government customers;
•government demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations; and
•governments routinely investigate and audit government contractors’ administrative processes and any unfavorable audit could result in fines, civil or criminal liability, further investigations, damage to our reputation and debarment from further government business.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing privacy and data protection laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions and sanctions;
•mandatory changes to our cloud platform;
•disgorgement of profits, fines and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts;

•loss of intellectual property rights; and
•temporary or permanent debarment from sales to government organizations.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Union implemented the General Data Protection Regulation, in May 2018, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. Similarly, California recently adopted the California Consumer Privacy Act of 2018, which will take effect in in January 2020 and seeks to provide California consumers with increased privacy rights and protections for their personal information. Further, China and Russia, countries in which we offer our solutions, recently enacted legislation prohibiting certain technologies, and it is not clear how broadly such prohibitions will be interpreted or applied in relation to our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and these third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially harm our reputation, business, results of operations and financial condition.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 55% and 54% of our revenue from our international customers for fiscal 2018 and 2017, respectively. As of July 31, 2018, approximately 53% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic and social uncertainty;
•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
•reduced or uncertain protection for intellectual property rights in some countries;

•greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, and any applicable trade regulations ensuring fair trade practices;
•requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater difficulty in identifying, attracting and retaining local qualified personnel, and the costs and expenses associated with such activities;
•differing employment practices and labor relations issues;
•difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations; and
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, including the British Pound, Indian Rupee and Euro, and related impact on sales cycles.
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
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and services, personnel or operations of companies that we may acquire, particularly if the key personnel of an acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or using or continuing the development of the acquired technologies. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties integrating diverse business cultures; and
•become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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
As of January 31, 2019, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 55% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.9% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors, chief executive officer or president (in the absence of a chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
There was no public market for our common stock prior to the IPO. The market price of our common stock following the IPO has fluctuated substantially and may fluctuate significantly in the future in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
•actual or anticipated changes or fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•volume fluctuations in the trading of our common stock from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors, particularly with respect to Mr. Chaudhry;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;

•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Each of these exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, on December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as selecting the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 are not valid under Delaware law.
We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which will occur with our transition to large accelerated filer status as of July 31, 2019. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources., particularly after we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
There were no purchases of shares of our common stock during the three months ended January 31, 2019.
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

Zscaler, Inc.

March 6, 2019	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer