Form 10-Q
period 2019-04-30
Zscaler, Inc.
filed 2019-06-05
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Registrant’s telephone number, including area code: (408) 533-0288
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	ZS	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 31, 2019, the number of shares of registrant’s common stock outstanding was 125,661,928.

ZSCALER, INC.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of April 30, 2019 and July 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended April 30, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended April 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 6.	Exhibits	85
	Signatures	86

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our products, plans, strategy for our business and related financing, financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," "predict," "project," "seek," "should," "target" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$54,974	$135,579
Short-term investments	297,762	162,960
Accounts receivable, net	71,151	61,611
Deferred contract acquisition costs	19,391	16,136
Prepaid expenses and other current assets	12,765	10,878
Total current assets	456,043	387,164
Property and equipment, net	31,976	19,765
Deferred contract acquisition costs, noncurrent	44,714	39,774
Other noncurrent assets	4,803	1,078
Total assets	$537,536	$447,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,585	$4,895
Accrued expenses and other current liabilities	11,815	12,313
Accrued compensation	21,845	23,393
Liability for early exercised unvested stock options	695	1,561
Deferred revenue	183,622	140,670
Total current liabilities	221,562	182,832
Deferred revenue, noncurrent	27,920	23,353
Other noncurrent liabilities	1,475	1,360
Total liabilities	250,957	207,545
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of April 30, 2019 and July 31, 2018; no shares issued and outstanding as of April 30, 2019 and July 31, 2018	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2019 and July 31, 2018; 125,552 and 119,764 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	126	119
Additional paid-in capital	505,531	438,392
Notes receivable from stockholders	—	(2,051)
Accumulated other comprehensive income (loss)	101	(124)
Accumulated deficit	(219,179)	(196,100)
Total stockholders’ equity	286,579	240,236
Total liabilities and stockholders’ equity	$537,536	$447,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenue	$79,128	$49,163	$216,728	$134,000
Cost of revenue	14,960	9,424	42,330	26,374
Gross profit	64,168	39,739	174,398	107,626
Operating expenses:
Sales and marketing	45,295	29,892	120,596	83,930
Research and development	16,499	9,907	44,756	27,899
General and administrative	15,911	8,964	36,428	22,497
Total operating expenses	77,705	48,763	201,780	134,326
Loss from operations	(13,537)	(9,024)	(27,382)	(26,700)
Interest income, net	2,081	596	5,595	1,004
Other income (expense), net	(144)	14	(82)	15
Loss before income taxes	(11,600)	(8,414)	(21,869)	(25,681)
Provision for income taxes	636	357	1,510	1,003
Net loss	$(12,236)	$(8,771)	$(23,379)	$(26,684)
Accretion of Series C and D redeemable convertible preferred stock	—	(1,223)	—	(6,332)
Net loss attributable to common stockholders	$(12,236)	$(9,994)	$(23,379)	$(33,016)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.14)	$(0.19)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,672	73,818	122,644	45,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net loss	$(12,236)	$(8,771)	$(23,379)	$(26,684)
Other comprehensive income, net of tax:
Unrealized net gains on available-for-sale securities	160	—	225	—
Other comprehensive income	160	—	225	—
Comprehensive loss	$(12,076)	$(8,771)	$(23,154)	$(26,684)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
Three Months Ended April 30, 2019:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	—	$—	123,897	$124	$483,951	$—	$(59)	$(206,943)	$277,073
Issuance of common stock upon exercise of stock options	—	—	1,642	2	8,028	—	—	—	8,030
Vesting of restricted stock units	—	—	13	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	277	—	—	—	277
Stock-based compensation	—	—	—	—	13,275	—	—	—	13,275
Unrealized net gains on available-for-sale-securities	—	—	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	—	—	(12,236)	(12,236)
Balance as of April 30, 2019	—	$—	125,552	$126	$505,531	$—	$101	$(219,179)	$286,579

Three Months Ended April 30, 2018:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	72,501	$206,086	32,831	$19	$21,045	$(7,755)	$—	$(180,367)	$(167,058)
Accretion of Series C and D redeemable convertible preferred stock	—	1,223	—	—	(1,223)	—	—	—	(1,223)
Issuance of common stock upon exercise of stock options	—	—	687	1	2,173	—	—	—	2,174
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	5,346	—	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	370	—	—	370
Vesting of early exercised stock options	—	—	—	12	1,885	—	—	—	1,897
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	13,800	14	199,825	—	—	—	199,839
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	—	207,309
Stock-based compensation	—	—	—	—	3,309	—	—	—	3,309
Net loss	—	—	—	—	—	—	—	(8,771)	(8,771)
Balance as of April 30, 2018	—	$—	119,819	$119	$434,250	$(2,039)	$—	$(189,138)	$243,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
Nine Months Ended April 30, 2019:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2018	—	$—	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	—	—	5,153	6	23,517	—	—	—	23,523
Issuance of common stock under the employee stock purchase plan	—	—	627	1	8,690	—	—	—	8,691
Vesting of restricted stock units	—	—	16	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	844	—	—	—	844
Stock-based compensation	—	—	—	—	34,088	—	—	—	34,088
Unrealized net gains on available-for-sale-securities	—	—	—	—	—	—	225	—	225
Net loss	—	—	—	—	—	—	—	(23,379)	(23,379)
Balance as of April 30, 2019	—	$—	125,552	$126	$505,531	$—	$101	$(219,179)	$286,579
Nine Months Ended April 30, 2018:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2017	72,501	$200,977	32,359	$18	$18,734	$(7,878)	$—	$(162,016)	$(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	6,332	—	—	(6,332)	—	—	—	(6,332)
Issuance of common stock upon exercise of stock options	—	—	1,528	2	4,343	—	—	—	4,345
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(549)	—	—	214	—	—	214
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	5,346	—	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	279	—	—	279
Vesting of early exercised stock options	—	—	—	12	2,900	—	—	—	2,912
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	13,800	14	199,825	—	—	—	199,839
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	—	207,309
Stock-based compensation	—	—	—	—	7,106	—	—	—	7,106
Net loss	—	—	—	—	—	—	—	(26,684)	(26,684)
Balance as of April 30, 2018	—	$—	119,819	$119	$434,250	$(2,039)	$—	$(189,138)	$243,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(23,379)	$(26,684)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	7,331	5,842
Amortization of acquired intangible assets	405	—
Amortization of deferred contract acquisition costs	13,505	9,354
Stock-based compensation expense	34,088	7,106
Accretion of purchased discounts, net of amortization of investment premiums	(1,702)	—
Other	244	278
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,540)	(1,161)
Deferred contract acquisition costs	(21,700)	(21,200)
Prepaid expenses and other assets	(3,361)	(3,341)
Accounts payable	(611)	(1,620)
Accrued expenses and other liabilities	(1,047)	2,676
Accrued compensation	(1,548)	3,212
Deferred revenue	47,519	28,187
Net cash provided by operating activities	40,204	2,649
Cash Flows From Investing Activities
Purchases of property, equipment and other	(16,698)	(11,008)
Capitalized internal-use software	(1,713)	(1,424)
Acquired intangible assets	(1,480)	—
Payments for business acquisitions, net of cash acquired	(823)	—
Purchases of short-term investments	(272,324)	—
Proceeds from maturities of short-term investments	139,361	—
Net cash used in investing activities	(153,677)	(12,432)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	205,344
Payments of offering costs related to initial public offering	(1,797)	(3,566)
Proceeds from issuance of common stock upon exercise of stock options	23,523	4,345
Proceeds from issuance of common stock related to early exercised stock options	—	869
Proceeds from issuance of common stock under the employee stock purchase plan	8,691	—
Repurchases of unvested common stock	(22)	(3,090)
Repayments of notes receivable from stockholders	1,905	5,346
Net cash provided by financing activities	32,300	209,248
Net increase (decrease) in cash, cash equivalents and restricted cash	(81,173)	199,465
Cash, cash equivalents and restricted cash at beginning of period	136,147	88,546
Cash, cash equivalents and restricted cash at end of period	$54,974	$288,011
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,500	$608
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net change in purchased equipment included in accounts payable and accrued expenses	$1,551	$709
Accretion of Series C and D redeemable convertible preferred stock	$—	$6,332
Repurchases of unvested common stock by cancellation of indebtedness	$—	$214
Vesting of early exercised common stock options	$844	$2,912
Net change in deferred offering costs accrued	$(2,097)	$1,462
Conversion of redeemable convertible preferred stock to common stock	$—	$207,309
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$54,974	$287,443
Restricted cash, current	—	180
Restricted cash, non-current	—	388
Total cash, cash equivalents and restricted cash	$54,974	$288,011
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

Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed balance sheet as of July 31, 2018 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of April 30, 2019, the consolidated statements of operations for the three and nine months ended April 30, 2019 and 2018, the consolidated statements of comprehensive loss for the three and nine months ended April 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended April 30, 2019 and 2018, the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended April 30, 2019 and 2018 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2019 or for any other future fiscal year or interim period.
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
Significant Accounting Policies
Our significant accounting policies are discussed in the "Index to Consolidated Financial Statements, Note 1. Business and Summary of Significant Accounting Policies" in the Fiscal 2018 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2019. The following describes the impact of certain policies.

Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606") on August 1, 2017, using the full retrospective transition method.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% of our revenue for the three months ended April 30, 2019 and 2018 and approximately 99% of our revenue for the nine months ended April 30, 2019 and 2018.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
United States	$38,973	49%	$21,722	44%	$106,406	49%	$61,707	46%
Europe, Middle East and Africa (*)	32,340	41%	22,439	46%	89,286	41%	59,593	44%
Asia Pacific	6,353	8%	3,733	8%	16,816	8%	10,287	8%
Other	1,462	2%	1,269	2%	4,220	2%	2,413	2%
Total	$79,128	100%	$49,163	100%	$216,728	100%	$134,000	100%
(*) Revenue from the United Kingdom ("U.K.") represented 11% and 12% of our revenue for the three months ended April 30, 2019 and 2018, respectively, and 10% and 12% for the nine months ended April 30, 2019 and 2018, respectively.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
Channel partners	$75,670	96%	$45,496	93%	$206,763	95%	$122,925	92%
Direct customers	3,458	4%	3,667	7%	9,965	5%	11,075	8%
Total	$79,128	100%	$49,163	100%	$216,728	100%	$134,000	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended April 30, 2019 and 2018, we recognized revenue of $125.7 million and $75.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $497.1 million. We expect to recognize 54% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$60,601	$39,943	$55,910	$34,662
Capitalization of contract acquisition costs	8,228	9,987	21,700	21,200
Amortization of deferred contract acquisition costs	(4,724)	(3,422)	(13,505)	(9,354)
Ending balance	$64,105	$46,508	$64,105	$46,508

Balance as of the end of the period:
Deferred contract acquisition costs, current	$19,391	$13,753	$19,391	$13,753
Deferred contract acquisition costs, noncurrent	44,714	32,755	44,714	32,755
Total deferred contract acquisition costs	$64,105	$46,508	$64,105	$46,508
Sales commissions accrued but not paid as of April 30, 2019 and July 31, 2018, totaled $6.8 million and $10.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For public business entities, this standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. We early adopted this standard on February 1, 2019, and it did not have a material impact to our consolidated financial statements.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. We early adopted this requirement as of August 1, 2018, presenting the activity of the stockholder's equity accounts in the accompanying condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the periods presented.
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
Note 2. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$39,977	$—	$—	$39,977
Total cash equivalents	$39,977	$—	$—	$39,977

Short-term investments:
U.S. treasury securities	$158,287	$63	$(8)	$158,342
U.S. government agency securities	40,695	6	(33)	40,668
Corporate debt securities	98,679	95	(22)	98,752
Total short-term investments	$297,661	$164	$(63)	$297,762

Total cash equivalents and short-term investments	$337,638	$164	$(63)	$337,739

Cash equivalents and short-term investments consisted of the following as of July 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$—	$—	$74,408
U.S. treasury securities	17,488	—	—	17,488
U.S. government agency securities	1,999	—	—	1,999
Corporate debt securities	11,010	—	(1)	11,009
Total cash equivalents	$104,905	$—	$(1)	$104,904

Short-term investments:
U.S. treasury securities	$55,768	$—	$(17)	$55,751
U.S. government agency securities	17,953	—	(19)	17,934
Corporate debt securities	89,362	1	(88)	89,275
Total short-term investments	$163,083	$1	$(124)	$162,960

Total cash equivalents and short-term investments	$267,988	$1	$(125)	$267,864
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2019:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$208,501	$208,521
Due between one and two years	89,160	89,241
Total short-term investments	$297,661	$297,762
Short-term investments that were in an unrealized loss position consisted of the following as of April 30, 2019:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$49,690	$(8)	$—	$—	$49,690	$(8)
U.S. government agency securities	32,946	(33)	—	—	32,946	(33)
Corporate debt securities	41,189	(22)	—	—	41,189	(22)
Total investments in a loss position	$123,825	$(63)	$—	$—	$123,825	$(63)

Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$55,750	$(17)	$—	$—	$55,750	$(17)
U.S. government agency securities	17,934	(19)	—	—	17,934	(19)
Corporate debt securities	83,332	(88)	—	—	83,332	(88)
Total investments in a loss position	$157,016	$(124)	$—	$—	$157,016	$(124)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of April 30, 2019 and July 31, 2018.
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
Assets that are measured at fair value on a recurring basis consisted of the following as of April 30, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$39,977	$39,977	$—	$—
Total cash equivalents	$39,977	$39,977	$—	$—

Short-term investments:
U.S. treasury securities	$158,342	$—	$158,342	$—
U.S. government agency securities	40,668	—	40,668	—
Corporate debt securities	98,752	—	98,752	—
Total short-term investments	$297,762	$—	$297,762	$—

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Cash equivalents:
Money market funds	$74,408	$74,408	$—	$—
U.S. treasury securities	17,488	—	17,488	—
U.S. government agency securities	1,999	—	1,999	—
Corporate debt securities	11,009	—	11,009	—
Total cash equivalents	$104,904	$74,408	$30,496	$—

Short-term investments:
U.S. treasury securities	$55,751	$—	$55,751	$—
U.S. government agency securities	17,934	—	17,934	—
Corporate debt securities	89,275	—	89,275	—
Total short-term investments	$162,960	$—	$162,960	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4. Property and Equipment
Property and equipment consisted of the following:

	April 30, 2019	July 31, 2018
	(in thousands)
Hosting equipment	$47,395	$30,743
Computers and equipment	2,658	2,335
Purchased software	1,311	1,324
Capitalized internal-use software	7,959	6,163
Furniture and fixtures	1,569	1,478
Leasehold improvements	2,135	2,123
Property and equipment, gross	63,027	44,166
Less: Accumulated depreciation and amortization	(31,051)	(24,401)
Total property and equipment, net	$31,976	$19,765
Depreciation and amortization expense on property and equipment was $2.7 million and $1.9 million for the three months ended April 30, 2019 and 2018, respectively, and $7.3 million and $5.8 million for the nine months ended April 30, 2019 and 2018, respectively.

Note 5. Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives and are included within other noncurrent assets in the condensed consolidated balance sheets. Goodwill was immaterial for all the periods presented.
The changes in acquired intangible assets for the nine months ended April 30, 2019 and the net book value as of April 30, 2019 and July 31, 2018 consisted of the following:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	July 31, 2018	Additions	April 30, 2019	Jul 31, 2018	Amortization Expense	April 30, 2019	July 31, 2018	April 30, 2019	Weighted Average Useful life
	(in thousands)								(years)
Developed technology	$—	$2,456	$2,456	$—	$(402)	$(402)	$—	$2,054	2.5
Customer relationships	—	160	160	—	(3)	(3)	—	157	4.9
	$—	$2,616	$2,616	$—	$(405)	$(405)	$—	$2,211	2.7

Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues and sales and marketing expenses in the condensed statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of April 30, 2019:

Amortization
Year ending July 31,	(in thousands)
2019 (remaining three months)	$213
2020	851
2021	851
2022	244
2023	32
2024	20
Total	$2,211

Note 6. Commitments and Contingencies
Operating Leases
We lease our office space under various operating lease agreements expiring at various dates through September 2026.
Effective April 2019, we entered into a sublease agreement, or lease agreement, for approximately 172,000 square feet of corporate office space in San Jose, California (the “leased premises”), which will serve as our new corporate headquarters. The lease agreement has a commencement date of October 1, 2019, and its initial lease term expires in September 2026. We will initially occupy approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy occurring by October 2025. The total base rent through the end of the initial lease term is approximately $39.1 million. In addition to the base rent, we will also be responsible for our pro rata portion of operating and other related expenses. The lease contains escalating rent payments and lease incentives. In connection with this lease agreement, we were required to issue an unsecured letter of credit for $2.8 million to the sublessor to secure our payment obligations. Future non-cancelable minimum lease payments under this lease agreement are reflected in the below table. As of April 30, 2019, we have not taken possession of the initial phase and accordingly, we have not recognized any rent expense associated with this lease agreement during the three months ended April 30, 2019.
Future minimum payments under our non-cancelable operating leases consisted of the following as of April 30, 2019:

Operating Leases
(in thousands)
Year ending July 31,
2019 (remaining three months)	$840
2020	5,204
2021	5,867
2022	4,476
2023	5,878
2024	6,309
Thereafter	15,977
Total	$44,551
Rent expense was $0.8 million and $0.7 million for the three months ended April 30, 2019 and 2018, respectively, and $2.2 million and $1.8 million for the nine months ended April 30, 2019 and 2018, respectively.
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform.
Future minimum payments under our non-cancelable data center contracts consisted of the following as of April 30, 2019:

Data Center Contracts
(in thousands)
Year ending July 31,
2019 (remaining three months)	$2,584
2020	8,410
2021	5,535
2022	1,560
2023	78
Total	$18,167
Bandwidth and colocation expenses are recognized as cost of revenue and were $3.6 million and $2.6 million for the three months ended April 30, 2019 and 2018, respectively, and $10.0 million and $6.9 million for the nine months ended April 30, 2019 and 2018, respectively.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of April 30, 2019 and July 31, 2018, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $2.3 million and $3.1 million, respectively.

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
On April 18, 2017, Symantec filed a second complaint, which we refer to as Symantec Case 2, in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658 ("’658 patent"), 7,360,249 ("’249 patent"), 7,587,488 ("’488 patent"), 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696 ("’696 patent"). The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
On June 22, 2017, Symantec filed a notice of voluntary dismissal of its complaint in Symantec Case 2 along with a new complaint alleging infringement of the same patents and adding Symantec Limited as a plaintiff and alleging willful infringement of the ’429 and ’446 patents. On July 31, 2017, the court granted our motion to transfer Symantec Case 2 from the District of Delaware to the Northern District of California. On May 21, 2018, Symantec filed an amended complaint adding allegations of willful infringement of all of the asserted patents in Symantec Case 2.  On December 12, 2018, Symantec filed a notice of voluntary dismissal with prejudice of the ’658, ’249, and ’696 Patents asserted in Symantec Case 2. On March 4, 2019, the court granted our motion to dismiss the asserted claims of the ’488 patent as invalid based on unpatentable subject matter.
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

Finjan Litigation
On December 5, 2017, Finjan, Inc. filed a complaint, in the U.S. District Court for the Northern District of California, alleging that certain of our products infringed four U.S. patents held by Finjan, Inc. and seeking compensatory damages, an injunction, enhanced damages and attorney fees. On April 30, 2019, we entered into patent license and settlement agreements with Finjan, Inc. and its affiliates (collectively "Finjan"), resolving all claims in the lawsuit, and made a payment of $7.3 million to Finjan, Inc. Pursuant to the agreements, Finjan provided us with a worldwide fully paid license to the broader Finjan patent portfolio, releases for past damages, and covenants not to sue. On May 1, 2019, the court dismissed Finjan, Inc.’s complaint with prejudice. We determined that there would be no material future economic benefit from the acquired Finjan license and accordingly, we recorded an incremental expense of $4.1 million as an operating expense within general and administrative expenses in the condensed consolidated statement of operations in the three months ended April 30, 2019. In prior periods, we previously had recorded related accruals for $0.7 million in the three months ended October 31, 2017 and $2.5 million in fiscal 2017.
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
Prior to the IPO, we recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated. We recognized accretion of Series C and D redeemable convertible preferred stock of $1.2 million for the three months ended April 30, 2018 and $6.3 million for the nine months ended April 30, 2018.

Note 8. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Shares of common stock reserved for future issuance consisted of the following as of April 30, 2019:

Underlying Shares
(in thousands)
Equity awards outstanding:
Stock options	10,243
Unvested restricted stock units	3,437
Unvested performance stock units (*)	1,460
Share purchase rights committed under the employee stock purchase plan	1,354
Equity awards available for future grants:
Equity incentive plans	15,542
Employee stock purchase plan	1,417
Total reserved shares of common stock for future issuance	33,453
(*) Unvested performance stock units corresponding to fiscal 2019 are calculated based on the maximum number of shares that holders would be entitled if the maximum achievement of the target performance metrics is attained. Unvested performance stock units corresponding to fiscal years beyond fiscal 2019 are calculated based on the target number of shares granted. Refer to Note 9 to our condensed consolidated financial statements for further information.

Note 9. Stock-Based Compensation
Equity Incentive Plans
We adopted the Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan") in fiscal 2018 and the 2007 Stock Plan (the "2007 Plan") in fiscal 2008, collectively referred to as the "Plans." Equity incentive awards which may be granted to eligible participants under the Plans include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares. In March 2018, in connection with our IPO, the 2007 Plan was terminated along with its remaining balance of shares of common stock available for grant. With the establishment of the 2018 Plan, we no longer grant stock-based awards under the 2007 Plan and any shares underlying stock options that expire or terminate or are forfeited or repurchased by us under the 2007 Plan are automatically transferred to the 2018 Plan. As of April 30, 2019, we have reserved a total of approximately 18,688,000 shares of common stock for the issuance of equity awards under the 2018 Plan, of which approximately 15,542,000 shares were available for grant.
Stock Options
Under the Plans, the exercise price of a stock option grant must not be less than 100% of the fair market value of the common stock on the date of grant. Generally, stock options vest over four years with 25% of the option shares vesting one year from the vesting commencing date and monthly thereafter over the remaining vesting term. Stock options granted under the 2018 Plan and 2007 Plan are exercisable over a maximum term of ten years and seven years, respectively, from the date of grant. Stock options that are forfeited or canceled shall become available for future grant or sale under the 2018 Plan.
The activity of stock options for the nine months ended April 30, 2019 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2018	16,175	$6.20	5.1	$470,860
Stock options exercised	(5,153)	$4.57		$221,831
Stock options canceled, forfeited or expired	(779)	$6.60
Balance as of April 30, 2019	10,243	$7.00	4.8	$628,067
Exercisable and expected to vest as of July 31, 2018	5,499	$3.97	4.0	$172,317
Exercisable and expected to vest as of April 30, 2019	3,646	$5.40	4.1	$229,351
The aggregate intrinsic value of the stock options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the nine months ended April 30, 2019 and 2018 was $221.8 million and $11.0 million, respectively. Since our IPO, we have not granted additional stock options. The weighted-average grant-date fair value per share of stock options granted for the nine months ended April 30, 2018 was $3.75.
We estimated the fair value of stock options granted during the nine months ended April 30, 2018 using the Black-Scholes option pricing model and the following assumptions :

Underlying Assumptions
Expected term (in years)	4.6 - 5.1
Expected stock price volatility	40.3% - 42.3%
Risk-free interest rate	1.7% - 2.8%
Dividend yield	0.0%

Restricted Stock Units
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term. We began granting RSUs in the fourth quarter of fiscal 2018.
The activity of RSUs for the nine months ended April 30, 2019 consisted of the following:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2018	209	$26.26	$7,394
Granted	3,320	$42.37
Vested	(16)	$37.69	$1,008
Canceled or forfeited	(76)	$41.38
Balance as of April 30, 2019	3,437	$41.44	$234,827
Performance Stock Units
The 2018 Plan allows for the grant of performance stock units ("PSUs"). In October 2018, the compensation committee of our board of directors approved the grant of PSUs to certain members of our executive team corresponding to the performance periods of fiscal 2019, 2020, 2021 and 2022. In addition, the compensation committee determined and approved corporate performance metrics for fiscal 2019. The corporate performance metrics corresponding to future fiscal years will be determined and approved in the future for each corresponding fiscal year. Holders of PSUs corresponding to the performance period of fiscal 2019 have the ability to receive up to 150% of the target number of shares granted if maximum achievement of target performance metrics is achieved. The right to receive such awards is subject to achievement of the defined corporate performance metrics corresponding for each fiscal year and continuous service by the employee. Any earned awards are subject to additional time-based vesting in accordance with the respective award agreement. Since the performance conditions of future fiscal years have not been established as of April 30, 2019, these awards are not considered granted for accounting purposes. Therefore, we have not recognized stock-based compensation expense for PSUs corresponding to fiscal years beyond 2019.
The number of unvested PSUs outstanding based on the target number of shares granted consisted of the following as of April 30, 2019:

Underlying Shares
Performance periods	(in thousands)
Fiscal 2019	464
Fiscal 2020	464
Fiscal 2021	150
Fiscal 2022	150
Total	1,228

The activity of PSUs for the nine months ended April 30, 2019 for which performance conditions have been established and are expected to be earned consisted of the following:

	Underlying Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in thousands, except for share amounts)
Balance as of July 31, 2018	—	—	$—
Granted	464	$36.90
Vested	—	—	$—
Canceled or forfeited	—	—
Balance as of April 30, 2019	464	$36.90	$31,712
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of April 30, 2019, a total of approximately 3,398,000 shares of common stock were reserved for issuance under the ESPP. The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. Our first ESPP offering period commenced on March 16, 2018. During the nine months ended April 30, 2019, employees purchased approximately 627,000 shares of common stock under the ESPP at an average purchase price of $13.86 per share, resulting in total cash proceeds of $8.7 million.
ESPP employee payroll contributions accrued at April 30, 2019 and July 31, 2018, totaled $6.1 million and $4.6 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date.
The fair value of the share purchase rights granted under the ESPP for the nine months ended April 30, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Underlying Assumptions
Expected term (in years)	0.5 - 2.0
Expected stock price volatility	44.0% - 61.9%
Risk-free interest rate	2.5% - 2.7%
Dividend yield	0.0%

Early Exercise of Employee Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and is reflected as liability in the condensed consolidated balance sheets and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. During the nine months ended April 30, 2019 and 2018, we reclassified to additional paid-in capital $0.8 million and $2.9 million, respectively, related to awards vested during these periods. As of April 30, 2019 and July 31, 2018, the number of shares of common stock subject to repurchase was approximately 154,000 shares and 423,000 shares with an aggregate purchase price of $0.7 million and $1.6 million, respectively.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes are presented as contra-equity in the condensed consolidated balance sheets until the notes are fully settled. As of July 31, 2018, the carrying amount of the outstanding notes receivable was $2.1 million, inclusive of accrued interest of $0.1 million. During the nine months ended April 30, 2019, the principal amount and accrued interest of the outstanding notes were fully repaid, resulting in cash proceeds of $2.1 million.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$686	$199	$1,808	$434
Sales and marketing	6,459	1,493	14,777	3,263
Research and development	4,194	960	11,387	1,852
General and administrative	1,936	657	6,116	1,557
Total stock-based compensation expense	$13,275	$3,309	$34,088	$7,106
As of April 30, 2019, the unrecognized stock-based compensation cost was $155.1 million, which we expect to amortize over a weighted-average period of 3.3 years.

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
We recorded a provision for income taxes of $0.6 million and $0.4 million for the three months ended April 30, 2019 and 2018, respectively, and $1.5 million and $1.0 million for the nine months ended April 30, 2019 and 2018, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for fiscal 2019.
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
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the provisional estimate associated with the remeasurement of our deferred tax assets and the one-time mandatory transition tax was offset by a change in our valuation allowance which resulted in no income tax expense or benefit. During the three months ended January 31, 2019, we completed our accounting for the Tax Act in accordance with SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.

Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(12,236)	$(8,771)	$(23,379)	$(26,684)
Accretion of Series C and D redeemable convertible preferred stock	—	(1,223)	—	(6,332)
Net loss attributable to common stockholders	$(12,236)	$(9,994)	$(23,379)	$(33,016)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.14)	$(0.19)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,672	73,818	122,644	45,047
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
The following table summarizes the unweighted outstanding potentially dilutive securities that were excluded from the computation of the diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	April 30,
	2019	2018
	(in thousands)
Outstanding stock options	10,243	16,935
Shares subject to repurchase from early exercised stock options	154	773
Share purchase rights under the ESPP	1,354	2,085
Unvested RSUs	3,437	—
Unvested PSUs (*)	464	—
Total	15,652	19,793
(*) The number of unvested PSUs is based on the target number of shares granted and excludes unvested PSUs for which performance conditions have not been established as of April 30, 2019, as they are not considered outstanding for accounting purposes. Refer to Note 9 for further information.
Note 12. Significant Customers and Geographic Information
No single customer accounted for 10% or more of our revenue for the three and nine months ended April 30, 2019 and 2018. Refer to Note 1 to our condensed consolidated financial statements for revenue by geography information. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	April 30, 2019	July 31, 2018
Channel partner A	19%	*
Channel partner B	11%	13%
Channel partner C	10%	*
Channel partner D	*	13%
(*) Represents less than 10%.

Our long-lived assets consist of property, equipment and intangible assets, which are summarized by geographic area as follows:

	April 30, 2019	July 31, 2018
	(in thousands)
United States	$27,012	$14,742
Rest of the world	7,814	5,023
Total long-lived assets	$34,826	$19,765

Note 13. Related Party Transactions
We previously entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Outstanding notes receivable were fully repaid during the nine months ended April 30, 2019. Refer to Note 9 to our condensed consolidated financial statements for further information.

Note 14. Subsequent events
In May 2019 we acquired Appsulate, Inc., a browser isolation company, for approximately $13.0 million. This acquisition further expands our cloud architecture to provide users a safe environment for accessing web-based applications where the application content should not be downloaded to the end point due to security or data protection concerns. We are in the process of completing our initial accounting for this acquisition.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth, with revenue increasing from $134.0 million for the nine months ended April 30, 2018 to $216.7 million for the nine months ended April 30, 2019, representing a year-over-year revenue growth of 62%. However, we have incurred net losses in all periods since our inception. Our net loss decreased from $26.7 million for the nine months ended April 30, 2018 to $23.4 million for the nine months ended April 30, 2019. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, continue to invest in research and development efforts to enhance the functionality of our cloud platform, continue to incur additional compliance and other related costs as we operate as a public company, and deal with ongoing legal matters and related accruals, certain of which are described in further detail in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•upgrading to a more advanced Business, Transformation or Secure Transformation bundle; and
•selling a ZPA subscription to a ZIA customer, a ZIA subscription to a ZPA customer, or other features on an a la carte basis.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in our research and development organization, our development efforts to offer new solutions on our platform and to continue dedicating resources to update and upgrade our existing solutions. We also intend to continue to invest significantly in sales and marketing to grow and train our sales force. Although we have a channel sales model, we use a joint sales approach in which our sales force develops relationships directly with our customers. We also are investing in programs to increase recognition of our brand and solutions, including joint marketing activities with our channel partners and strategic partners. In addition, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth as a result of additional costs associated with ongoing legal matters and related accruals, and in connection with accounting, compliance and investor relations as a public company.
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

	Trailing 12 Months Ended April 30, 2019	Trailing 12 Months Ended April 30, 2018
Dollar-based net retention rate	118%	120%
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$64,168	$39,739	$174,398	$107,626
Add:
Stock-based compensation expense	686	199	1,808	434
Amortization expense of acquired intangible assets	163	—	307	—
Non-GAAP gross profit	$65,017	$39,938	$176,513	$108,060
Gross margin	81%	81%	80%	80%
Non-GAAP gross margin	82%	81%	81%	81%
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations as GAAP loss from operations excluding stock-based compensation expense, certain litigation-related expenses and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income (loss) from operations as a percentage of revenue. These excluded litigation-related expenses are professional fees and related costs incurred by us in defending against significant claims that we deem not to be in the ordinary course of our business and, if applicable, actual losses and accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(13,537)	$(9,024)	$(27,382)	$(26,700)
Add:
Stock-based compensation expense	13,275	3,309	34,088	7,106
Litigation-related expenses	6,164	2,836	10,106	6,612
Amortization expense of acquired intangible assets	166	—	405	—
Non-GAAP income (loss) from operations	$6,068	$(2,879)	$17,217	$(12,982)
Operating margin	(17)%	(18)%	(13)%	(20)%
Non-GAAP operating margin	8%	(6)%	8%	(10)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business, and strengthening our financial position.
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of April 30, 2019, the employee contributions to our employee stock purchase plan was $6.1 million, which will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2019.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$13,483	$8,117	$40,204	$2,649
Less:
Purchases of property and equipment	(8,091)	(3,963)	(16,698)	(11,008)
Capitalized internal-use software	(810)	(474)	(1,713)	(1,424)
Free cash flow	$4,582	$3,680	$21,793	$(9,783)
As a percentage of revenue:
Net cash provided by operating activities	17%	17%	19%	2%
Less:
Purchases of property and equipment	(10)%	(9)%	(8)%	(8)%
Capitalized internal-use software	(1)%	(1)%	(1)%	(1)%
Free cash flow margin	6%	7%	10%	(7)%

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
Calculated billings increased $29.9 million, or 55%, for the three months ended April 30, 2019 over the three months ended April 30, 2018, and $102.1 million, or 63%, for the nine months ended April 30, 2019 over the nine months ended April 30, 2018. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$79,128	$49,163	$216,728	$134,000
Add: Total deferred revenue, end of period	211,542	124,806	211,542	124,806
Less: Total deferred revenue, beginning of period	(206,020)	(119,257)	(164,023)	(96,619)
Calculated billings	$84,650	$54,712	$264,247	$162,187

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% of our revenue for the three months ended April 30, 2019 and 2018, and approximately 99% for the nine months ended April 30, 2019 and 2018. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, depreciation of our data center equipment, amortization of acquired intangible assets and the amortization of our capitalized internal-use software. Cost of revenue also includes employee-related costs, including salaries, bonuses, stock-based compensation expense and employee benefit costs associated with our customer support and cloud operations organizations. Cost of revenue also includes overhead costs for facilities, IT, and amortization and depreciation expense.
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

General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), audit, accounting and other related consulting services. Litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, actual losses and accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, due to additional costs associated with audit, accounting, compliance, insurance and investor relations as we operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
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

Results of Operations
The following table set forth our results of operations for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$79,128	$49,163	$216,728	$134,000
Cost of revenue(1)(2)	14,960	9,424	42,330	26,374
Gross profit	64,168	39,739	174,398	107,626
Operating expenses:
Sales and marketing(1)(2)	45,295	29,892	120,596	83,930
Research and development(1)(2)	16,499	9,907	44,756	27,899
General and administrative(1)(3)	15,911	8,964	36,428	22,497
Total operating expenses	77,705	48,763	201,780	134,326
Loss from operations	(13,537)	(9,024)	(27,382)	(26,700)
Interest income, net	2,081	596	5,595	1,004
Other income (expense), net	(144)	14	(82)	15
Loss before income taxes	(11,600)	(8,414)	(21,869)	(25,681)
Provision for income taxes	636	357	1,510	1,003
Net loss	$(12,236)	$(8,771)	$(23,379)	$(26,684)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$686	$199	$1,808	$434
Sales and marketing	6,459	1,493	14,777	3,263
Research and development	4,194	960	11,387	1,852
General and administrative	1,936	657	6,116	1,557
Total	$13,275	$3,309	$34,088	$7,106
(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$163	$—	$307	$—
Sales and marketing	3	—	3	—
Research and development	—	—	95	—
Total	$166	$—	$405	$—
(3) Includes certain litigation-related expenses as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Litigation-related expenses	$6,164	$2,836	$10,106	$6,612

The following table set forth our results of operations for the periods presented as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	19	19	20	20
Gross margin	81	81	80	80
Operating expenses
Sales and marketing	57	61	55	62
Research and development	21	20	21	21
General and administrative	20	18	17	17
Total operating expenses	98	99	93	100
Operating margin	(17)	(18)	(13)	(20)
Interest income, net	2	1	3	1
Other income (expense), net	—	—	—	—
Loss before income taxes	(15)	(17)	(10)	(19)
Provision for income taxes	—	1	1	1
Net loss	(15)%	(18)%	(11)%	(20)%

Comparison of the Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$79,128	$49,163	$29,965	61%
Revenue increased by $30.0 million, or 61% for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The increase was driven by the addition of new customers, which contributed $13.2 million in revenue, as we increased our customer base from April 30, 2018 to April 30, 2019. The remainder of the increase was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended April 30, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue	$14,960	$9,424	$5,536	59%
Gross margin	81%	81%

Cost of revenue increased by $5.5 million, or 59%, for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $2.4 million in data center expenses related to hosting and operating of our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $2.2 million, inclusive of an increase of $0.5 million in stock-based compensation expense, driven primarily by a 58% increase in headcount in our customer support and cloud operations organizations from April 30, 2018 to April 30, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.5 million for professional fees.
Gross margin remained at 81% for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, as the increase in our cost of providing our services were equally offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$45,295	$29,892	$15,403	52%
Sales and marketing expenses increased by $15.4 million, or 52%, for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $9.3 million in employee-related expenses, inclusive of an increase of $5.0 million in stock-based compensation expense, driven by a 29% increase in headcount from April 30, 2018 to April 30, 2019, and by an increase of $2.1 million in sales commissions expense. The increase in stock-based compensation was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.8 million in marketing and advertising expenses, $1.5 million in travel expenses and $0.5 million for facility and IT expenses.
Research and Development Expenses

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$16,499	$9,907	$6,592	67%
Research and development expenses increased by $6.6 million, or 67%, for the three months ended April 30, 2019, compared to the three months ended April 30, 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $5.7 million in employee-related expenses, inclusive of an increase of $3.2 million in stock-based compensation expense, driven by a 33% increase in headcount from April 30, 2018 to April 30, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.4 million for professional fees and $0.4 million for facility and IT expenses.

General and Administrative Expenses

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$15,911	$8,964	$6,947	77%
General and administrative expenses increased by $6.9 million, or 77%, for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The overall increase was primarily due to a $4.1 million expense recognized in the three months ended April 30, 2019 as a result of a legal settlement reached with Finjan in April 2019. For further information on this settlement refer to Note 6. Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The remaining increase was primarily attributable to $2.4 million in employee-related costs, inclusive of $1.3 million in stock-based compensation expense, driven by a 52% increase in headcount from April 30, 2018 to April 30, 2019 and due to shift from granting stock options to restricted stock units subsequent to our IPO.
Interest Income, Net

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Interest income, net	$2,081	$596	$1,485	249%
Interest income, net increased by $1.5 million for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO and cash generated from our operations.
Other Income (Expense), net

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Other income (expense), net	$(144)	$14	$(158)	(1,129)%
Other income (expense), net decreased by $0.2 million for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended April 30, 2019 as compared to the three months ended April 30, 2018.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$636	$357	$279	78%
Our provision for income taxes increased by $0.3 million for the three months ended April 30, 2019, compared to the three months ended April 30, 2018, primarily related to income taxes in the foreign jurisdictions in which we operate.

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
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on its U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we also determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for fiscal 2019.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the three months ended January 31, 2019 we completed our accounting of the impacts of the Tax Act, including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI during the second quarter of this fiscal year in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.

Comparison of the Nine Months Ended April 30, 2019 and 2018
Revenue

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$216,728	$134,000	$82,728	62%
Revenue increased by $82.7 million, or 62% for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The increase was in part driven by the addition of new customers, which contributed $27.4 million as we increased our customer base from April 30, 2018 to April 30, 2019. The remainder of the increase was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended April 30, 2019.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue	$42,330	$26,374	$15,956	60%
Gross margin	80%	80%
Cost of revenue increased by $16.0 million, or 60%, for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $7.4 million for data center expenses related to hosting and operating of our cloud platform for our expanded customer base and an increase in employee-related expenses of $6.0 million, including an increase of $1.4 million in stock-based compensation expense. The increase of employee-related expenses was driven primarily by a 58% increase in headcount in our customer support and cloud operations organizations from April 30, 2018 to April 30, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.8 million for facility and IT expenses.
Gross margin remained at 80% for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018, as the increase in our cost of providing our services were equally offset by growth in our revenue.

Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$120,596	$83,930	$36,666	44%
Sales and marketing expenses increased by $36.7 million, or 44%, for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The increase was primarily driven by an increase of $22.5 million in employee-related costs, inclusive of an increase of $11.5 million in stock-based compensation expense, driven by a 29% increase in headcount in our sales and marketing organization from April 30, 2018 to April 30, 2019 and by an increase of $4.1 million in sales commissions expense. The increase in stock-based compensation was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $5.7 million in marketing and advertising expenses, $2.1 million in travel expenses and $1.5 million in facility and IT expenses.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$44,756	$27,899	$16,857	60%
Research and development expenses increased by $16.9 million, or 60%, for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $15.5 million in employee-related costs, inclusive of an increase of $9.5 million in stock-based compensation expense, driven by a 33% increase in headcount from April 30, 2018 to April 30, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.9 million for facility and IT expenses.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$36,428	$22,497	$13,931	62%
General and administrative expenses increased by $13.9 million, or 62%, for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The overall increase was primarily due to an increase of $7.1 million in employee-related costs, inclusive of an increase of $4.6 million in stock-based compensation expense, driven by a 52% increase in headcount from April 30, 2018 to April 30, 2019 and due to the shift from granting stock options to restricted stock units subsequent to our IPO. Additionally, during the three months ended April 30, 2019, we recognized $4.1 million expense as a result of a legal settlement reached with Finjan in April

2019. For further information on this settlement refer to Note 6. Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The remainder of the increase was primarily attributable to increased expenses of $1.3 million in professional services as we transitioned to being a public company.
Interest Income, Net

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Interest income, net	$5,595	$1,004	$4,591	457%
Interest income, net increased by $4.6 million for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO and cash generated from our operations.
Other Income (Expense), net

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Other income (expense), net	$(82)	$15	$(97)	(647)%
Other income (expense), net decreased by $0.1 million for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018.
Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$1,510	$1,003	$507	51%
Our provision for income taxes increased by $0.5 million for the nine months ended April 30, 2019, compared to the nine months ended April 30, 2018, primarily related to income taxes in the foreign jurisdictions in which we operate.
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
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on its U.S. federal and state deferred tax assets. During the three months ended October 31, 2018, we also determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded. We have maintained the valuation allowance for fiscal 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. For further information, refer to discussion for provision for income taxes under "Comparison of the Three Months Ended April 30, 2019 and 2018."

Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $352.7 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $219.2 million as of April 30, 2019. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2019, we had deferred revenue of $211.5 million, of which $183.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$40,204	$2,649
Net cash used in investing activities	$(153,677)	$(12,432)
Net cash provided by financing activities	$32,300	$209,248
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2019 was $40.2 million, which resulted from a net loss of $23.4 million, adjusted for non-cash charges of $53.9 million and net cash inflows of $9.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.1 million for stock-based compensation expense, $13.5 million for amortization of deferred contract acquisition costs and $7.3 million for depreciation and amortization expense, partially offset by accretion of purchased discounts, net of amortization of investment premiums of $1.7 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $47.5 million in deferred revenue from advanced invoicing in accordance with our subscription contract. Net cash inflows were partially offset by cash outflows resulting from an increase of $21.7 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $9.5 million in accounts receivable due to seasonality in terms of when we enter into agreements with customers, an increase of $3.4 million in prepaid expenses and other assets, a decrease of $1.5 million in accrued compensation, a decrease of $1.0 million in accrued expenses and other liabilities and a decrease of $0.6 million in accounts payable.
Net cash provided by operating activities during the nine months ended April 30, 2018 was $2.6 million, which resulted from a net loss of $26.7 million, adjusted for non-cash charges of $22.6 million and net cash inflows of $6.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.1 million of stock-based compensation expense, $9.4 million of amortization of deferred contract acquisition costs and $5.8 million of depreciation and amortization expense. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $28.2 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, a increase of $3.2 million in accrued compensation, an increase of $2.7 million in accrued expenses and other liabilities, offset by an increase of $21.2 million in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $3.3 million in prepaid expenses and other assets, a decrease of $1.6 million in accounts payable and an increase of $1.2 million in accounts receivable primarily due to timing of receivable collections.
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2019 of $153.7 million was primarily attributable to the purchases of short-term investments of $272.3 million, capital expenditures of $18.4 million to support our cloud platform and headcount, payments for acquired intangible assets of $1.5 million and payments for business acquisitions, net of cash acquired of $0.8 million. These transactions were partially offset by proceeds from the maturities of short-term investments of $139.4 million.
Net cash used in investing activities during the nine months ended April 30, 2018 of $12.4 million resulted primarily from capital expenditures to support our cloud platform, additional office space and headcount.

Financing Activities
Net cash provided by financing activities of $32.3 million during the nine months ended April 30, 2019 was primarily attributable to $23.5 million in proceeds from the exercise of stock options, driven mainly by the end of our initial public offering lock-up period in September 2018, $8.7 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments of offering costs related to our IPO.
Net cash provided by financing activities of $209.2 million during the nine months ended April 30, 2018 was primarily due to $205.3 million in proceeds from the completion of our IPO, net of underwriter's discounts and commissions, $5.3 million in proceeds from the repayment of notes receivable from stockholders, $4.3 million in proceeds from the exercise of stock options and $0.9 million in proceeds from early exercised stock options. These transactions were partially offset by $3.1 million to repurchase common stock related to early exercised stock options upon termination of employment services and $3.6 million in payments of offering costs related to our IPO.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of April 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating leases (*)	$44,551	$4,751	$10,516	$11,722	$17,562
Data center contracts	18,167	9,222	8,778	167	—
Non-cancelable purchase obligations	11,499	10,374	1,125	—	—
Total contractual obligations	$74,217	$24,347	$20,419	$11,889	$17,562

(*) Effective April 2019, we entered into a sublease agreement, or lease agreement, for approximately 172,000 square feet of corporate office space in San Jose, California, which will serve as our new corporate headquarters. The initial term of the lease expires in September 2026 and the total base rent over the initial lease term is approximately $39.1 million. Future non-cancelable minimum rental payments related to this lease agreement are included in the table above. Refer to Note 6 Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
The contractual commitment amounts in the table above are associate with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of April 30, 2019, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.2 million with a bank, which serve as security under certain operating leases included in Note 6. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our significant accounting policies are discussed in Note 1. Business and Summary of Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the SEC on September 13, 2018. There have been no significant changes to these policies for the nine months ended April 30, 2019, except as described in Note 1. Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of April 30, 2019, we had cash, cash equivalents and short-term investments totaling $352.7 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2019, the effect of a hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale securities by $2.1 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for nine months ended April 30, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $33.6 million and $35.5 million for fiscal 2018 and 2017, respectively. As of April 30, 2019, we had an accumulated deficit of $219.2 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% and 47% of our revenue for fiscal 2018 and 2017, respectively, and 42% of our revenue for each of the nine months ended April 30, 2019 and 2018. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
We generally recognize revenue from customers ratably over the terms of their subscription, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-

year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly and monthly in advance, which will also affect our financial position in any given period. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
For example, we are currently involved in legal proceedings with Symantec. For additional details, see Part II, Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q. We are vigorously defending ourselves against these claims; however, we cannot assure you that we will be successful in defending against these lawsuits or any future allegations of infringement. We are unable to predict the likelihood of success in defending against these infringement claims. If we are not successful, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise offering our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms even if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, these lawsuits, and any other third-party infringement claims, could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in these or other third-party infringement claims could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal controls over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
As of April 30, 2019, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 55% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.9% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
There were no purchases of shares of our common stock during the three months ended April 30, 2019.
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
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Sublease, by and between Registrant and Micron Technology, Inc. dated March 26, 2019.					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________________________________
† Certain portions of this exhibit (indicated by "[***]") have been omitted as Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.

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

Zscaler, Inc.

June 5, 2019	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer