Form 10-K
period 2019-07-31
Zscaler, Inc.
filed 2019-09-18
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $2.8 billion.
As of August 30, 2019, the number of shares of registrant’s common stock outstanding was 127,454,926.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•market acceptance of any new solutions or enhancements to our existing solutions;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•our business plan and our ability to effectively manage our growth and associated investments;
•beliefs about and objectives for future operations;
•beliefs about and objectives for future acquisitions, strategic investments, partnerships and alliances;
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
•beliefs about the impacts of legal and geopolitical developments upon our business;
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

PART I
Item 1. Business
Overview
Zscaler’s mission is to provide fast, secure and reliable access to information no matter where it lives.
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
Before our platform, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Today, the network perimeter consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, cloud-first security is required. Our architecture is vastly different from the traditional “hub-and-spoke” corporate perimeter, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our security cloud sits between an organization’s users and devices, and the internet, inspecting traffic on a direct path to the destination. Our solutions enable customers to set policies that follow users, so a consistent level of protection is applied no matter where users are located or how they are connected to the internet. We provide all of this security at scale, processing approximately 70 billion internet requests per day. Our platform eliminates the need for organizations to buy and manage a variety of appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply.
Our multi-tenant architecture is distributed across over 150 data centers globally, which allows us to secure users across 185 countries. Each day, we block over 100 million threats and perform over 120,000 unique security updates. Our customers benefit from the network effect of our growing cloud because once a new threat is detected, it can be blocked for users across our entire customer base within minutes.

Our customers protect their users by routing their internet traffic through our cloud platform. Some of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 3,900 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 400 of the Forbes Global 2000 as customers. Our customers span every major industry, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $125.7 million in fiscal 2017 to $190.2 million in fiscal 2018 to $302.8 million in fiscal 2019, representing year-over-year revenue growth of 51% and 59%, respectively. We experienced net losses of $28.7 million, $33.6 million and $35.5 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Solutions and Platform
Our purpose-built cloud security platform offers two principal services built natively in the cloud.
Zscaler Internet Access
Our Zscaler Internet Access solution, or ZIA, was designed to securely connect users to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. Our ZIA solution provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats as well as protecting an organization’s data from leaking out. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection of webpages to assess and correlate the risk of webpage objects, continuously discovering and blocking sophisticated threats.
Our ZIA solution includes broad functionality, which we categorize by three areas:
Access Control
The access control functionality of our ZIA solution enforces access and usage policies to externally managed applications, including SaaS application and internet destinations. This provides functionality that has traditionally been provided by stand-alone point products.
•Cloud Firewall: Our cloud firewall was designed to protect users by inspecting internet traffic on all ports and protocols, and it offers user level policies, application identification with deep packet inspection and intrusion prevention.
•URL Filtering: Our URL filtering capability enables customers to enforce acceptable usage policies and protects organizations from users visiting unauthorized websites or illegally downloading content that can increase liability and impact their brand.
•Bandwidth Control: Our bandwidth control and traffic shaping capabilities ensure that business critical applications are prioritized over non-business critical applications, improving productivity and user experience. By enforcing quality of service in the cloud, our platform can optimize “last-mile” utilization of a customer’s network, providing significant value.
•DNS Filtering: Our Domain Name System, or DNS, filtering solution provides a local DNS resolver and enforces acceptable use policies.

Threat Prevention
Our second area of functionality, threat prevention, protects users from threats using a range of approaches and techniques. Our robust threat prevention capabilities provide multiple layers of protection to prevent cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products.
•Advanced Threat Protection: Our advanced protection solution delivers real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 120,000 unique security updates are performed every day to the Zscaler cloud to keep users protected. Once we detect a new threat to a user, we block it for all users. We call this the “cloud security effect.”
•Cloud Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats, or APTs, by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our sandbox was designed and built to be multi-tenant and allows customers to determine which traffic should be sent to the cloud sandbox. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios by holding, detonating and analyzing suspicious files in the sandbox before being sent to the user.
•Anti-Virus: Our anti-virus technology uses a signature database of files and objects on the internet known to be unsafe and runs traffic through multiple anti-virus engines in a single pass.
•DNS Security: Our DNS security blocks access to known malicious sites, including command and control sites, and routes suspicious traffic to our threat detection engines for content inspection.
Data Protection
Our third area of functionality, data protection, prevents unauthorized sharing or exfiltration of confidential information, reducing our customers’ business and compliance risk.
•Data Loss Protection: Our data loss protection enables enterprises to use standard or custom dictionaries using efficient pattern-matching algorithms to easily scale to all users and traffic, including compressed or encrypted traffic, to prevent, monitor or block unauthorized or sensitive data exfiltration. Our exact data match or EDM functionality significantly improves the accuracy and efficacy of our data loss prevention solution by enabling our customers to populate a custom database scaling to billions of unique fields. These fields may contain, for example, personally identifiable information like credit card or social security numbers, that our customers want to protect.
•Cloud Application Control: Our cloud application control allows enterprises to discover and granularly control user access to known and unknown cloud applications. By doing SSL interception at scale, we provide malware protection, data loss prevention and similar Cloud Access Security Broker, or CASB, functions that can be performed inline, for specific sanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments or videos based on different user or group identity. We partner with specific CASB vendors to extend their policy controls and visibility of out-of-band cloud applications.
•File Type Controls: Our file type control allows policies to be defined that control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.

Zscaler Private Access
Our Zscaler Private Access solution, or ZPA, was designed to provide secure access to internally managed applications, either hosted internally in data centers, private or public clouds. Our ZPA solution was designed around four key tenants that fundamentally change the way users access internal applications:
•connect users to applications without bringing users on the network;
•never expose applications to the internet;
•segment access to applications without relying on traditional approach of network segmentation; and
•provide remote access over the internet without virtual private networks, or VPNs.
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
ZPA functionality falls in three major areas:
•Secure Application Access: Our ZPA solution delivers seamless connectivity to internally managed applications and assets whether they are in the cloud, enterprise data center, or both. Administrators can set global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution subsumes the need for traditional remote access VPNs, Secure Sockets Layer, or SSL, VPNs, reverse proxies and other similar products.
•Application Segmentation: This fundamentally new architecture provides capabilities that enable user and application level segmentation, a vast improvement over traditional network segmentation. As each user-to-application connection is segmented with microtunnels, each of which is a temporary session between a specific user and a specific application, lateral movement across the network is prevented which significantly reduces security risk. Similar to CASB application discovery reports for internet applications, our ZPA solution provides granular discovery of internally managed applications to aid the creation of segmentation policies. Because our ZPA solution sits on the application layer and is name- or domain-based, organizations can quickly and easily identify the internally-managed applications that are running and then easily provision appropriate policies. Microtunnels subsume the need for internal firewalls, which are required for protecting against lateral malware propagation from machine to machine, and traditional network access control functionality since users are granted access only to applications for which they have permission and are not granted full access to the network.
•Application Protection: Our ZPA solution initiates and connects together outbound-only links between authenticated users and internally managed applications using microtunnels. Access is provided to users without bringing them onto the corporate network and without exposing applications to the internet. Internally managed applications are not discoverable or identifiable. With no inbound connections and no public IP addresses, there is no inbound attack surface and therefore no threat of distributed denial-of-service, or DDoS, attacks. With our innovative approach, we subsume the need for a next-generation firewall. Similarly, by completely removing the need for an exposed IP address or DNS to the internet, we subsume the functionality of DDoS mitigation systems.

The primary use cases for our ZPA solution includes:
•VPN replacement;
•providing non-employees with secure access to internal applications;
•direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Microsoft Azure, Amazon Web Services and Google Cloud Platform; and
•access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
Our Technology and Architecture
Zscaler is driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection that offers a full range of enterprise network security services. We designed and built a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 130 issued and pending patents. Our cloud is distributed across more than 150 data centers on five continents and processes approximately 70 billion requests per day from users across 185 countries.
The platform is designed to be resilient, redundant and high-performing. Our platform is built as software modules that run on standard x86 platforms without any dependency on custom hardware. The platform modules are split into the control plane (Zscaler Central Authority), the enforcement plane (Zscaler Enforcement Nodes) and the logging and statistics plane (Zscaler Nanolog Servers) as described below:
•Zscaler Central Authority: The Zscaler Central Authority monitors our entire security cloud and provides a central location for software and database updates, policy and configuration settings and threat intelligence. The collection of Zscaler Central Authority instances together act like the brain of the cloud, and they are geographically distributed for redundancy and performance.
•Zscaler Enforcement Nodes: Customer traffic gets directed to the nearest Zscaler Enforcement Node, where security, management and compliance policies served by the Zscaler Central Authority are enforced. The Zscaler Enforcement Node also incorporates our differentiated authentication and policy distribution mechanism that enables any user to connect to any Zscaler Enforcement Node at any time to ensure full policy enforcement. The Zscaler Enforcement Node utilizes a full proxy architecture and is built to ensure data is not written to disk to maintain the highest level of data security. Data is scanned in RAM only and then erased. Logs are continuously created in memory and forwarded to our logging module.
•Zscaler Nanolog Servers: Our Nanolog technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 70 terabytes of unique raw log data every day. Logs are transmitted to our Nanolog Servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide visibility into our customer’s traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party Security Information and Event Management, or SIEM, service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States, the European Union or Switzerland.

Our platform is a critical integration point positioned in the data path providing secure access to the internet, cloud and internal applications. We complement and interoperate with key technology vendors across major market segments, including software-defined networking in a wide area network, or SD-WAN, identity and access management, device and endpoint management, as well as SIEM for reporting and analytics. Many of these vendors, like us, were developed in the cloud and together provide a foundation for a modern access and security architecture.
Growth Strategies
The growing use of the internet and the increasing adoption of the cloud and mobility are driving network and application transformation. As a provider of a fully integrated, multi-tenant cloud security solution, we enable our customers to accelerate this secure transformation to the cloud and believe we are uniquely positioned to maximize value as they undertake these transitions. Key elements of our growth strategy include:
•Continue to win new customers. We believe that we have a significant opportunity to expand our customer base, both in the United States and internationally. We have invested significantly in our sales and marketing organization to execute against this opportunity.
•Expand in existing customers. We plan to leverage a land-and-expand approach with our existing customers to sell subscriptions to additional users, additional suites that contain more functionality and a la carte services.
•Leverage channel partners to participate in cloud transformation initiatives. We have invested in establishing long-standing relationships with global telecommunications service providers and are expanding our network of global system integrators and regional telecommunications service providers.
•Expansion and innovation of services. We continue to invest in research and development and acquire new technologies and products in order to add new and differentiated solutions to our existing product portfolio and to improve the overall functionality, reliability, availability and scalability of our cloud security platform.
•Expansion into additional market segments. We are targeting the expansion of our immediate addressable market, emphasizing U.S. federal government agencies in the near- to medium-term as well as additional international markets such as Japan and the Asia Pacific region.

•Extend our platform to third-party developers. We intend to open our cloud security platform to third-party developers and vendors to offer new functionality and solutions that may target specific use cases, verticals and niche requirements.
Our Customers
We sell to enterprises of all sizes. As of July 31, 2019, we had over 3,900 customers, including over 400 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates consumer goods and retail, financial services, health-care, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 51% of our revenue in fiscal 2019, 55% of our revenue in fiscal 2018 and 54% of our revenue in fiscal 2017 was from customers outside the United States. No customer contributed more than 10% of our revenue in fiscal 2019, fiscal 2018 or fiscal 2017.

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
Data Center Operations
We operate our services across more than 150 data centers around the world, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners. Our platform has received ISO 27001 certification since 2014.
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

Research and development expense was $62.0 million, $39.4 million and $33.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India and Canada.
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
The principal competitive factors in the markets in which we operate include:
•delivering security from the cloud regardless of location of the user;
•platform features, effectiveness and extensibility;
•platform reliability, availability and scalability;
•rapid development and delivery of new capabilities and services;
•ability to integrate with other participants in the security and networking ecosystem;
•price, total cost of ownership and network cost savings;
•brand awareness, reputation and trust in the provider’s services;
•strength of sales, marketing and channel partner relationships; and
•quality of customer support.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2019, we had over 130 total issued and pending patents, including in excess of 80 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2036 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our platform infringes their intellectual property rights. In particular, leading companies in our industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies and non-practicing entities, have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.
Employees
We had approximately 1,480 employees worldwide as of July 31, 2019. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements.

Corporate Information
We were incorporated in the state of Delaware in September 2007 as SafeChannel, Inc., and in August 2008, we changed our name to Zscaler, Inc. Our principal executive offices are located at 110 Rose Orchard Way, San Jose, CA 95134, and our telephone number is (408) 533-0288. Our website address is www.zscaler.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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
Zscaler investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.zscaler.com/), our investor relations website (https://ir.zscaler.com), our blogs (https://www.zscaler.com/blogs), press releases, SEC filings, public conference calls and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $28.7 million, $33.6 million and $35.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of July 31, 2019 we had an accumulated deficit of $224.5 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (typically ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions.
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
Our competitors may be successful in convincing IT decision makers that legacy appliance-based security products or hybrid security cloud solutions based on legacy appliances are sufficient to meet their security needs and provide security performance that competes with our cloud platform. In addition, our competitors may develop cloud-based solutions with architectures similar to our products. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
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
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We were incorporated in 2007, with much of our growth occurring in recent years. As a result, our business model has not been fully proven, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. While we have continued to develop our solutions to incorporate multiple security and compliance applications into a single purpose-built, multi-tenant, distributed cloud platform, we have encountered and will continue to encounter risks and uncertainties frequently experienced by rapidly growing companies in developing markets, including our ability to achieve broad market acceptance of our cloud security platform, attract additional customers, grow partnerships, withstand increasing competition and manage increasing expenses as we continue to grow our business. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the market for network security solutions, our operating and financial results could differ materially from our expectations and our business could suffer.
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
Any real or perceived flaws in our cloud platform or any real or perceived security breaches or other security incidents of our customers could result in:
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
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% of our revenue for fiscal 2019 and fiscal 2018 and 47% of our revenue for fiscal 2017. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
If we do not effectively develop and expand our sales and marketing capabilities, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of these talented sales personnel in both the U.S. and international markets. In particular, in the near term, we expect to expand our sales and marketing organization significantly.

New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. For example, we recently hired a new president go-to-market and chief revenue officer. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly and monthly in advance, which will also affect our financial position in any given period. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, by third parties, including disgruntled employees or contractors and other current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Companies are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and system.

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
Any real or perceived security breaches or other security incidents that we suffer with regard to our systems, networks or data, including any such actual or perceived security breaches or security incidents that result, or are believed to result, in actual or perceived breaches of our customers’ networks or systems, could result in:
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or other security incident;
•negative publicity and damage to our reputation, brand, and market position;
•harm to our relationships with, and a loss of, existing or potential customers or channel partners;
•delayed or lost sales and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance; and
•legal claims and demands (including for stolen assets or information, repair of system damages and compensation to customers and business partners), litigation, regulatory inquiries or investigations and other liability.
Any of the above could materially and adversely affect our business, financial condition and results of operations.
While we maintain insurance, our insurance may be insufficient to cover all liabilities incurred in relation to actual or perceived security breaches or other security incidents. We also cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. For example, we recently hired Dali Rajic as our president go-to-market and chief revenue officer following the departure of our prior head of sales in May 2018.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

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
Our solutions incorporate software licensed by third parties under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. In addition, by the terms of some open source licenses, under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise be limited in the licensing of our services, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solutions and could reduce or eliminate the value of our services. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to release certain of our proprietary source code under open source licenses, pay monetary damages, seek licenses from third parties to continue offering our services on terms that are not economically feasible or be subject to injunctions that could require us to discontinue the sale of our services if re-engineering could not be accomplished on a timely basis. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition by, among other things:
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
For example, we are currently involved in legal proceedings with Symantec Corporation. For additional details, see Part I, Item 3 - Legal Proceedings. We are vigorously defending ourselves against these claims; however, we cannot assure you that we will be successful in defending against these lawsuits or any future allegations of infringement. We are unable to predict the likelihood of success in defending against these infringement claims. If we are not successful, we could be required to pay substantial damages for past and future sales and/or licensing of our services, enjoined from making, using, selling or otherwise offering our services if a license or other right to continue selling our services is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms even if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, these lawsuits, and any other third-party infringement claims, could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in these or other third-party infringement claims could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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
Personal privacy, data protection, information security and other telecommunications regulations are significant issues in the United States, Europe and in other jurisdictions where we offer our solutions. The regulatory framework for privacy, data protection and security matters is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies.
The U.S. federal government, and various state and foreign governments, have adopted or proposed limitations on the collection, distribution, use and storage of information relating to individuals. Laws and regulations outside the United States, and particularly in Europe, often are more restrictive than those in the United States. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. In addition, some foreign governments require that certain information collected in a country be retained within that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Union implemented the General Data Protection Regulation in May 2018, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. Similarly, California in 2018 adopted the California Consumer Privacy Act, which will take effect in January 2020 and seeks to provide California consumers with increased privacy rights and protections for their personal information. Further, China and Russia, countries in which we offer our solutions, recently enacted legislation regulating certain technologies, and it is not clear how broadly such legislation will be interpreted or applied in relation to our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the security features and services that our customers expect from our solutions. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business and operating results.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51%, 55% and 54% of our revenue from our international customers in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of July 31, 2019, approximately 55% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the government of the United Kingdom initiated a process to leave the EU (often referred to as "Brexit"). Brexit has led to legal uncertainty in the region and could adversely affect the tax, operational, legal and regulatory regimes to which our business is subject. In addition, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our UK or EU customers to modify spending priorities or delay purchasing decisions, and may result in lengthened sales cycles, any of which could harm our business and operating results. In the event of a "hard exit" where the United Kingdom would exit the EU without an agreement in place, these uncertainties and the risks associated with them would increase.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed our disclosure controls, internal control over financial reporting and other procedures to ensure information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.
If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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
We are expanding our international operations and staff to support our business in international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $360.0 million and $109.5 million, respectively, available to offset future taxable income. We also had U.S. federal and California research and development credits of $8.4 million and $6.3 million, respectively. If not utilized, a portion of the federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carryforwards will begin to expire in 2024. A portion of our federal and state net operating losses will carry forward indefinitely. Additionally, if not utilized, our federal research and development credits will begin to expire in 2033. Our California research and development credits may be carried forward indefinitely. Realization of these net operating loss carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us.
Furthermore, the recently enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act") imposes certain limitations on the deduction of net operating losses, including a limitation on use of net operating losses generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income and disallowance of carryback of post-2017 net operating losses, which could further increase our future tax liability.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our operating results, financial condition and prospects.
Our business strategy may, from time to time, include acquiring other complementary solutions, technologies or businesses. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. In order to expand our security offerings and features, we also may enter into relationships with other businesses, which could involve preferred or exclusive licenses, additional channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult and costly, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we cannot assure you that these transactions, once undertaken and announced, will close.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of July 31, 2019, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 50.9% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 21.1% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•the sales of shares of our common stock by us or our stockholders;
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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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
We ceased to be an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012 with our transition to large accelerated filer status as of July 31, 2019. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company going forward, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act.
As a result of disclosure of information in the filings required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.
In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and are under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 56,000 square feet of space under lease agreements that expire in 2021. Effective April 2019, we entered into a sublease agreement (the "lease agreement"), for approximately 172,000 square feet of corporate office space in San Jose, California (the "leased premises"), which will serve as our new corporate headquarters. The lease agreement has a commencement date of October 1, 2019, and its initial lease term expires in September 2026. We will initially occupy approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy expected to occur by October 2025. We also maintain offices in Atlanta, Georgia; New York, New York; Raleigh, North Carolina; and Tysons, Virginia, as well as multiple locations internationally, including in Australia, Canada, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically.
We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data," Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Markets Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the ticker symbol "ZS" since March 16, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of July 31, 2019, we had 105 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2019.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
On March 15, 2018, the SEC declared our registration statement on Form S-1 (File No. 333-223072) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 16, 2018.
Issuer Purchases of Equity Securities
None
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

We have presented below the cumulative total return to our stockholders between March 16, 2018 (the date our common stock commenced trading on the Nasdaq) through July 31, 2019 in comparison to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	March 16, 2018 (*)	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
Zscaler, Inc.	$100.00	$90.58	$107.00	$109.97	$146.58	$207.00	$255.36
S&P 500 Index	$100.00	$97.83	$104.56	$101.16	$101.42	$111.03	$112.91
S&P 500 Information Technology Index	$100.00	$96.18	$105.06	$103.05	$99.00	$118.07	$121.58
_____
(*) Base period.

Item 6. Selected Financial Data
The selected consolidated statements of operations data presented below for fiscal 2019, fiscal 2018 and fiscal 2017 and the consolidated balance sheet data as of July 31, 2019 and 2018 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2016 and fiscal 2015 and the consolidated balance sheet data as of July 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended July 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$302,836	$190,174	$125,717	$80,325	$53,707
Cost of revenue(1)(2)	59,669	37,875	27,472	20,127	14,431
Gross profit	243,167	152,299	98,245	60,198	39,276
Operating expenses:
Sales and marketing(1)(2)	169,913	116,409	79,236	56,702	32,191
Research and development(1)(2)	61,969	39,379	33,561	20,940	15,034
General and administrative(1) (3)	46,598	31,135	20,521	9,399	4,469
Total operating expenses	278,480	186,923	133,318	87,041	51,694
Loss from operations	(35,313)	(34,624)	(35,073)	(26,843)	(12,418)
Interest income, net	7,730	2,236	597	289	162
Other income (expense), net	(329)	79	(107)	(416)	(343)
Loss before income taxes	(27,912)	(32,309)	(34,583)	(26,970)	(12,599)
Provision for income taxes	743	1,337	877	468	233
Net loss	$(28,655)	$(33,646)	$(35,460)	$(27,438)	$(12,832)
Accretion of Series C and D redeemable convertible preferred stock	—	(6,332)	(9,570)	(8,648)	(147)
Net loss attributable to common stockholders	$(28,655)	$(39,978)	$(45,030)	$(36,086)	$(12,979)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.23)	$(0.63)	$(1.54)	$(1.36)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(4)	123,566	63,881	29,221	26,521	23,519
_____

(1) Includes stock-based compensation expense as follows:

	Year Ended July 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$2,926	$757	$348	$189	$116
Sales and marketing	23,118	5,044	2,794	1,574	611
Research and development	15,090	3,045	5,574	1,025	648
General and administrative	5,289	2,378	1,203	829	186
Total	$46,423	$11,224	$9,919	$3,617	$1,561
(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended July 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$512	$—	$—	$—	$—
Sales and marketing	386	—	—	—	—
Research and development	10	—	—	—	—
Total	$908	$—	$—	$—	$—
(3) Includes certain litigation-related expenses as follows:

	Year Ended July 31,
	2019	2018	2017	2016	2015

	(in thousands)
Litigation-related expenses	$13,079	$8,039	$5,827	$—	$—

(4) See Note 12, Net Loss Per Share Attributable to Common Stockholders, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	July 31,
	2019	2018	2017	2016	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,484	$135,579	$87,978	$92,842	$83,842
Short-term investments	$286,162	$162,960	$—	$—	$—
Working capital(*)	$234,137	$204,332	$22,450	$49,157	$50,625
Total assets	$604,162	$447,781	$182,902	$153,518	$116,620
Deferred revenue, current and noncurrent	$251,202	$164,023	$96,619	$65,913	$49,780
Redeemable convertible preferred stock	$—	$—	$200,977	$191,407	$157,802
Accumulated deficit	$(224,455)	$(196,100)	$(162,016)	$(126,556)	$(109,442)
Total stockholders’ equity (deficit)	$308,558	$240,236	$(151,142)	$(124,740)	$(105,656)
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

	Year Ended July 31,
	2019	2018	2017	2016	2015

	(in thousands)
Gross profit	$243,167	$152,299	$98,245	$60,198	$39,276
Non-GAAP gross profit	$246,605	$153,056	$98,593	$60,387	$39,392
Gross margin	80%	80%	78%	75%	73%
Non-GAAP gross margin	81%	80%	78%	75%	73%
Loss from operations	$(35,313)	$(34,624)	$(35,073)	$(26,843)	$(12,418)
Non-GAAP income (loss) from operations	$25,097	$(15,361)	$(19,327)	$(23,226)	$(10,857)
Operating margin	(12)%	(18)%	(28)%	(33)%	(23)%
Non-GAAP operating margin	8%	(8)%	(15)%	(29)%	(20)%
Net cash provided by (used in) operating activities	$58,027	$17,307	$(6,019)	$(11,916)	$(3,279)
Net cash used in investing activities	$(162,074)	$(178,103)	$(8,174)	$(6,247)	$(595)
Net cash provided by financing activities	$46,384	$208,397	$9,497	$27,563	$85,615
Free cash flow	$29,345	$2,137	$(14,193)	$(18,163)	$(9,984)
Net cash provided by (used in) operating activities as a percentage of revenue	19%	9%	(5)%	(15)%	(6)%
Free cash flow margin	10%	1%	(11)%	(23)%	(19)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year ends July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal years ended July 31, 2019, July 31, 2018 and July 31, 2017 are referred to as fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2019, we had expanded our operations to over 3,900 customers across every major industry, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 400 of the Forbes Global 2000.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2019, fiscal 2018 and fiscal 2017, our revenue was $302.8 million, $190.2 million and $125.7 million, respectively, representing year-over-year growth rate for fiscal 2019 and fiscal 2018 of 59% and 51%, respectively. However, we have incurred net losses in all periods since our inception. For fiscal 2019, fiscal 2018 and fiscal 2017, our net loss was $28.7 million, $33.6 million and $35.5 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address ongoing legal matters and related accruals, certain of which are described in further detail in Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Initial Public Offering
In March 2018, we completed our initial public offering (IPO) of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded within stockholders’ equity as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.

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
New Customer Acquisition
We believe that our ability to increase the number of customers on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2019, 2018 and 2017, we had over 3,900, 3,250 and 2,800 customers, respectively, across all major geographies. As of July 31, 2019, we had over 400 of the Forbes Global 2000 as customers. Our ability to continue to grow this number will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and deal with ongoing legal matters and related accruals, certain of which are described in further detail in Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We calculate our dollar-based net retention rate as follows:
•Denominator: To calculate our dollar-based net retention rate as of the end of a reporting period, we first establish the ARR from all active subscriptions as of the last day of the same reporting period in the prior fiscal year. This effectively represents recurring dollars that we expect in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior fiscal year.
•Numerator: We measure the ARR for that same cohort of customers representing all subscriptions based on confirmed customer orders booked by us as of the end of the reporting period.
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described in this Annual Report on Form 10-K.

	Trailing 12 Months Ended July 31,
	2019	2018	2017
Dollar-based net retention rate	118%	117%	115%

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

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Gross profit	$243,167	$152,299	$98,245
Add:
Stock-based compensation expense	2,926	757	348
Amortization expense of acquired intangible assets	512	—	—
Non-GAAP gross profit	$246,605	$153,056	$98,593
Gross margin	80%	80%	78%
Non-GAAP gross margin	81%	80%	78%
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

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Loss from operations	$(35,313)	$(34,624)	$(35,073)
Add:
Stock-based compensation expense	46,423	11,224	9,919
Litigation-related expenses	13,079	8,039	5,827
Amortization expense of acquired intangible assets	908	—	—
Non-GAAP income (loss) from operations	$25,097	$(15,361)	$(19,327)
Operating margin	(12)%	(18)%	(28)%
Non-GAAP operating margin	8%	(8)%	(15)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less purchases of property, equipment and other and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property, equipment and other and capitalized internal-use software, can be used for strategic initiatives, including investing in our business, and strengthening our financial position.
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of July 31, 2019, the employee contributions to our employee stock purchase plan was $2.1 million, which will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2020.

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$58,027	$17,307	$(6,019)
Less: Purchases of property, equipment and other	(25,520)	(13,397)	(7,783)
Less: Capitalized internal-use software	(3,162)	(1,773)	(391)
Free cash flow	$29,345	$2,137	$(14,193)
As a percentage of revenue:
Net cash provided by (used in) operating activities	19%	9%	(5)%
Less: Purchases of property, equipment and other	(8)	(7)	(6)
Less: Capitalized internal-use software	(1)	(1)	—
Free cash flow margin	10%	1%	(11)%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $132.4 million, or 51%, in fiscal 2019 over fiscal 2018, and $101.2 million, or 65%, in fiscal 2018 over fiscal 2017. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Revenue	$302,836	$190,174	$125,717
Add: Total deferred revenue, end of period	251,202	164,023	96,619
Less: Total deferred revenue, beginning of period	(164,023)	(96,619)	(65,913)
Calculated billings	$390,015	$257,578	$156,423

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% of our revenue for fiscal 2019, fiscal 2018 and fiscal 2017. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, mix of services offered in our solutions, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. We expect our gross profit to increase in absolute dollars and our gross margin to remain relatively unchanged over the long-term, although our gross profit and gross margin could fluctuate from period to period depending on the interplay of all of the above factors.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses. Operating expenses also include overhead costs for facilities, IT and depreciation expense and amortization expense.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. These litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs and other related costs necessary to operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income, net
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During the three months ended October 31, 2018, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 10, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Income (expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deductions in the U.K. and partial release of our U.S. valuation allowance related to the Appsulate acquisition. We have not recorded any U.S. federal income tax expense. In the U.S. we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. During fiscal 2019, we determined that due to the weight of objectively verifiable negative evidence, our deferred tax assets in United Kingdom ("U.K.") are no longer more likely than not to be realized in future and a full valuation allowance was recorded during the period.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Revenue	$302,836	$190,174	$125,717
Cost of revenue(1)(2)	59,669	37,875	27,472
Gross profit	243,167	152,299	98,245
Operating expenses:
Sales and marketing(1)(2)	169,913	116,409	79,236
Research and development(1)(2)	61,969	39,379	33,561
General and administrative(1) (3)	46,598	31,135	20,521
Total operating expenses	278,480	186,923	133,318
Loss from operations	(35,313)	(34,624)	(35,073)
Interest income, net	7,730	2,236	597
Other income (expense), net	(329)	79	(107)
Loss before income taxes	(27,912)	(32,309)	(34,583)
Provision for income taxes	743	1,337	877
Net loss	$(28,655)	$(33,646)	$(35,460)
_____
(1) Includes stock-based compensation expense as follows:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$2,926	$757	$348
Sales and marketing	23,118	5,044	2,794
Research and development	15,090	3,045	5,574
General and administrative	5,289	2,378	1,203
Total	$46,423	$11,224	$9,919

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$512	$—	$—
Sales and marketing	386	—	—
Research and development	10	—	—
Total	$908	$—	$—

(3) Includes certain litigation-related expenses as follows:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Litigation-related expenses	$13,079	$8,039	$5,827

	Year Ended July 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	20	20	22
Gross margin	80	80	78
Operating expenses
Sales and marketing	56	61	63
Research and development	21	21	27
General and administrative	15	16	16
Total operating expenses	92	98	106
Operating margin	(12)	(18)	(28)
Interest income, net	3	1	—
Other income (expense), net	—	—	—
Loss before income taxes	(9)	(17)	(28)
Provision for income taxes	—	1	—
Net loss	(9)%	(18)%	(28)%
Comparison of Fiscal 2019 and Fiscal 2018
Revenue

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Revenue	$302,836	$190,174	$112,662	59%
Revenue increased by $112.7 million, or 59%, in fiscal 2019, compared to fiscal 2018. The increase was driven by an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended July 31, 2019. The remainder of the increase in revenue was attributable to the addition of new customers, which contributed $24.4 million in revenue, as we increased our customer base by 18% from July 31, 2018 to July 31, 2019.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Cost of revenue	$59,669	$37,875	$21,794	58%
Gross margin	80%	80%
Cost of revenue increased by $21.8 million, or 58%, in fiscal 2019, compared to fiscal 2018. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $11.0 million for data center and equipment related costs for hosting and operating our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $8.7 million, inclusive of an increase of $2.2 million in stock-based compensation expense, driven primarily by a 52% increase in headcount in our customer support and cloud operations organizations from July 31, 2018 to July 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.1 million in facility and IT expenses.
Gross margin remained flat for fiscal 2019 compared to fiscal 2018 as our cost of providing our services were proportionately offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Sales and marketing	$169,913	$116,409	$53,504	46%
Sales and marketing expenses increased by $53.5 million, or 46%, for fiscal 2019, compared to fiscal 2018. The increase was primarily driven by an increase of $35.2 million in employee-related expenses, inclusive of an increase of $18.1 million in stock-based compensation expense, and an increase of $6.7 million in sales commissions expense, driven by a 38% increase in headcount in our sales and marketing organization from July 31, 2018 to July 31, 2019. The increase in stock-based compensation was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $5.9 million in marketing and advertising expenses, $2.8 million in travel expenses and $2.1 million in facility and IT expenses.
Research and Development Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Research and development	$61,969	$39,379	$22,590	57%
Research and development expenses increased by $22.6 million, or 57%, for fiscal 2019, compared to fiscal 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $21.3 million in employee-related expenses, inclusive of an increase of $12.0 million in stock-based compensation expense, driven by a 36% increase in headcount from July 31, 2018 to July 31, 2019 and by our shift from granting stock options to granting restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.2 million for facility and IT expenses.
General and Administrative Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
General and administrative	$46,598	$31,135	$15,463	50%
General and administrative expenses increased by $15.5 million, or 50%, for fiscal 2019, compared to fiscal 2018. The overall increase was primarily due to an increase of $6.3 million in employee-related expenses, inclusive of a net increase of $2.9 million in stock-based compensation expense, driven by a 37% increase in headcount from July 31, 2018 to July 31, 2019, and also by our shift from granting stock options to granting restricted stock units subsequent to our IPO. Additionally, we recognized an increase of $6.1 million in legal expenses, which is primarily attributable to $4.1 million expense recognized as a result of a legal settlement reached with Finjan in April 2019. For further information on this settlement refer to Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remainder of increase was primarily attributable to $1.7 million in professional services as we transitioned to being a public company and $0.4 million in facility and IT expenses.
Interest Income, net

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Interest income, net	$7,730	$2,236	$5,494	246%
Interest income, net increased by $5.5 million, or 246%, for fiscal 2019, compared to fiscal 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO and cash generated from our operations.
Other Income (expense), net

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Other income (expense), net	$(329)	$79	$(408)	(516)%
Other income (expense), net decreased by $0.4 million, or 516%, for fiscal 2019, compared to fiscal 2018. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for fiscal 2019, compared to fiscal 2018.
Provision for Income Taxes

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Provision for income taxes	$743	$1,337	$(594)	(44)%
Our provision for income taxes decreased by $0.6 million, or 44%, for fiscal 2019, compared to fiscal 2018. The decrease in the provision for income taxes was primarily due to a non-recurring tax benefit associated with the acquisition of intangible assets from Appsulate, Inc., which reduced our deferred tax asset and the related valuation allowance. Refer to Note 11, Income Taxes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (2.7)% and (4.1)% in fiscal 2019 and fiscal 2018, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as the our foreign income being taxed at different rates than the U.S. statutory rate. The overall income tax expense recorded for the current fiscal year is driven by income taxes for the foreign countries in which we operate, offset by the tax benefit from the release of a portion of our valuation allowance on deferred tax assets as a result of deferred taxes recorded in purchase accounting as part of the acquisition of Appsulate, Inc.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During fiscal 2019, we completed our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with Global Intangible Low-Taxed Income ("GILTI") within the measurement period provided by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.
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
Comparison of Fiscal 2018 and Fiscal 2017
Revenue

	Year Ended July 31,		Change
	2018	2017	$	%

	(in thousands)
Revenue	$190,174	$125,717	$64,457	51%
Revenue increased by $64.5 million, or 51%, for fiscal 2018, compared to fiscal 2017. The increase in revenue was partially due to the addition of new customers, which contributed $20.2 million, as we increased our customer base by 16% from July 31, 2017 to July 31, 2018. The remainder of the increase in revenue was attributable to an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 117% for the trailing 12 months ended July 31, 2018.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2018	2017	$	%

	(in thousands)
Cost of revenue	$37,875	$27,472	$10,403	38%
Gross margin	80%	78%

Cost of revenue increased by $10.4 million, or 38%, for fiscal 2018, compared to fiscal 2017. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers. The increase in cost of revenue was primarily due to an increase of $4.9 million for data center and equipment related costs for hosting and operating our cloud platform for our expanded customer base and an increase in employee-related costs of $3.0 million, inclusive of an increase of $0.4 million in stock-based compensation expense, driven by a 38% increase in headcount in our customer support and cloud operations organizations from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to increased expenses of $1.0 million for facility and IT costs, $0.7 million in depreciation and amortization expense and $0.4 million related to third-party consulting services.
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
Sales and marketing expenses increased by $37.2 million, or 47%, for fiscal 2018, compared to fiscal 2017. The increase was primarily driven by $24.1 million in increased employee-related costs, inclusive of an increase of $2.2 million in stock-based compensation expense, driven by a 16% increase in headcount in our sales and marketing organization from July 31, 2017 to July 31, 2018, and by an increase of $5.4 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.5 million in marketing and advertising expenses and increased expenses of $2.4 million for facility and IT expenses.
Research and Development Expenses

	Year Ended July 31,		Change
	2018	2017	$	%

	(in thousands)
Research and development	$39,379	$33,561	$5,818	17%
Research and development expenses increased by $5.8 million, or 17%, for fiscal 2018, compared to fiscal 2017 as we continued to develop and enhance the functionality of our cloud platform. In fiscal 2017, research and development expenses included $4.4 million in stock-based compensation expense, recognized during our fiscal quarter ended January 31, 2017, associated with a one-time secondary stock purchase transaction executed between certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a former member of our board of directors. Refer to Note 15, Related Party Transactions, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Excluding this transaction, the increase in research and development expenses was primarily driven by $9.6 million in increased employee-related costs, inclusive of an increase of $1.9 million in stock-based compensation expense, driven by a 22% increase in headcount from July 31, 2017 to July 31, 2018, and by an increase of $0.7 million in professional services. These expense increases were partially offset by decreased expenses of $1.3 million as a result of higher capitalized internal-use software development costs.

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
Our provision for income taxes increased by $0.5 million, or 52%, for fiscal 2018, compared to fiscal 2017, primarily related to income taxes in the foreign jurisdictions in which we operate. Our effective tax rate of (4.1%) and (2.5%) in fiscal 2018 and fiscal 2017, respectively, differs from the applicable U.S. statutory federal income tax rate due to an increase in the valuation allowance against our U.S. federal and state deferred tax assets, as well as the benefit of our foreign income being taxed at different rates than the U.S. statutory rate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During fiscal 2019, we completed our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI within the measurement period provided by SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.

Quarterly Results of Operations and Other Data

The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2019. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period.

Consolidated Statements of Operations

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2017	2018	2018	2018	2018	2019	2019	2019

	(in thousands)
Revenue	$39,861	$44,976	$49,163	$56,174	$63,298	$74,302	$79,128	$86,108
Cost of revenue(1)(2)	8,271	8,679	9,424	11,501	12,099	15,271	14,960	17,339
Gross profit	31,590	36,297	39,739	44,673	51,199	59,031	64,168	68,769
Operating expenses:
Sales and marketing(1)(2)	26,928	27,110	29,892	32,479	36,545	38,756	45,295	49,317
Research and development(1)(2)	8,809	9,183	9,907	11,480	13,186	15,071	16,499	17,213
General and administrative(1)(3)	7,130	6,403	8,964	8,638	10,131	10,386	15,911	10,170
Total operating expenses	42,867	42,696	48,763	52,597	59,862	64,213	77,705	76,700
Loss from operations	(11,277)	(6,399)	(9,024)	(7,924)	(8,663)	(5,182)	(13,537)	(7,931)
Interest income, net	195	213	596	1,232	1,590	1,924	2,081	2,135
Other income (expense), net	(27)	28	14	64	(188)	250	(144)	(247)
Loss before income taxes	(11,109)	(6,158)	(8,414)	(6,628)	(7,261)	(3,008)	(11,600)	(6,043)
Provision (benefit) for income taxes(4)	289	357	357	334	327	547	636	(767)
Net loss	$(11,398)	$(6,515)	$(8,771)	$(6,962)	$(7,588)	$(3,555)	$(12,236)	$(5,276)
Accretion of Series C and D redeemable convertible preferred stock	(2,530)	(2,579)	(1,223)	—	—	—	—	—
Net loss attributable to common stockholders	$(13,928)	$(9,094)	$(9,994)	$(6,962)	$(7,588)	$(3,555)	$(12,236)	$(5,276)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.29)	$(0.14)	$(0.06)	$(0.06)	$(0.03)	$(0.10)	$(0.04)
_____
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2017	2018	2018	2018	2018	2019	2019	2019

	(in thousands)
Cost of revenue	$109	$126	$199	$323	$503	$619	$686	$1,118
Sales and marketing	785	985	1,493	1,781	2,801	5,517	6,459	8,341
Research and development	398	494	960	1,193	2,795	4,398	4,194	3,703
General and administrative (*)	441	459	657	821	1,487	2,693	1,936	(827)
Total	$1,733	$2,064	$3,309	$4,118	$7,586	$13,227	$13,275	$12,335
_____
(*) Additional information for the three months ended July 31, 2019 is described under "Performance Stock Units" included in Note 10, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2017	2018	2018	2018	2018	2019	2019	2019

	(in thousands)
Cost of revenue	$—	$—	$—	$—	$—	$144	$163	$205
Sales and marketing	—	—	—	—	—	—	3	7
Research and development	—	—	—	—	95	—	—	291
Total	$—	$—	$—	$—	$95	$144	$166	$503
(3) Includes litigation-related expenses as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2017	2018	2018	2018	2018	2019	2019	2019

	(in thousands)
Litigation-related expenses	$2,146	$1,630	$2,836	$1,427	$2,174	$1,768	$6,164	$2,973
(4) In the fiscal quarter ended July 31, 2019, we recorded a non-recurring tax benefit of $1.4 million associated with an intangible asset recognized as a result of our acquisition of Appsulate, Inc. For further information, refer to Note 5, Business Combinations, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations as a Percentage of Revenue

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2017	2018	2018	2018	2018	2019	2019	2019
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	21	19	19	20	19	21	19	20
Gross profit	79	81	81	80	81	79	81	80
Operating expenses:
Sales and marketing	67	60	61	58	58	52	57	57
Research and development	22	21	20	21	21	20	21	20
General and administrative	18	14	18	15	16	14	20	12
Total operating expenses	107	95	99	94	95	86	98	89
Loss from operations	(28)	(14)	(18)	(14)	(14)	(7)	(17)	(9)
Interest income, net	—	—	1	2	3	3	2	2
Other income (expense), net	—	—	—	—	—	—	—	—
Loss before income taxes	(28)	(14)	(17)	(12)	(11)	(4)	(15)	(7)
Provision (benefit) for income taxes	1	—	1	—	1	1	—	(1)
Net loss	(29)%	(14)%	(18)%	(12)%	(12)%	(5)%	(15)%	(6)%

Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $364.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.

In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded into stockholders' equity as a reduction of the net proceeds received from the IPO. Previously, we have financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.
We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $224.5 million as of July 31, 2019. We expect to continue to incur operating losses and generate negative cash flows from operations in future periods due to expected investments to grow our business.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had deferred revenue of $251.2 million, of which $221.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$58,027	$17,307	$(6,019)
Net cash used in investing activities	$(162,074)	$(178,103)	$(8,174)
Net cash provided by financing activities	$46,384	$208,397	$9,497
Operating Activities
Net cash provided by operating activities during fiscal 2019 was $58.0 million, which resulted from a net loss of $28.7 million, adjusted for non-cash charges of $73.1 million and net cash inflows of $13.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $46.4 million for stock-based compensation expense, $18.7 million for amortization of deferred contract acquisition costs, $10.4 million for depreciation and amortization expense and $0.9 million for amortization expense of acquired intangible assets, partially offset by accretion of purchased discounts, net of amortization of investment premiums of $2.2 million and deferred income taxes of $1.4 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $87.2 million in deferred revenue from advance invoicing in accordance with our subscription contracts and an increase of $0.5 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $32.5 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $31.7 million in accounts receivable primarily due to customer growth, an increase of $7.6 million in prepaid expenses, other current and noncurrent assets, a decrease of $1.8 million in accrued compensation, primarily due to a decrease in accrued ESPP contributions as a result of a longer withholding period related to our first purchase period ended in December 2018, and a decrease of $0.3 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during fiscal 2018 was $17.3 million, which resulted from a net loss of $33.6 million, adjusted for non-cash charges of $32.5 million and net cash inflows of $18.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.0 million for depreciation and amortization expense, $13.2 million for amortization of deferred contract acquisition costs and $11.2 million for stock-based compensation expense. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $67.4 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $13.9 million increase in accrued compensation and accrued expenses and other liabilities. These cash inflows were partially offset by cash outflows resulting from a $34.4 million increase in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $22.6 million increase in accounts receivable due to timing of collections, a $5.1 million increase in prepaid expenses and other assets, as we support our business growth, and a $0.8 million decrease in accounts payable.
Net cash used in operating activities during fiscal 2017 was $6.0 million, which resulted from a net loss of $35.5 million, adjusted for non-cash charges of $25.1 million, and net cash inflow of $4.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.8 million for depreciation and amortization expense, $8.5 million for amortization of deferred contract acquisition costs and $9.9 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $30.7 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $12.9 million increase in accounts payable, accrued compensation and accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from a $22.0 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and a $14.6 million increase in accounts receivable due to increased billings from our growing customer base which resulted in an overall increased accounts receivable balance and a $2.7 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during fiscal 2019 of $162.1 million was primarily attributable to the purchases of short-term investments of $335.2 million, capital expenditures to support our cloud platform and increased headcount, including increased office space needs, of $28.7 million, payments for business acquisitions, net of cash acquired, of $11.4 million and payments for acquired intangible assets of $1.5 million. These transactions were partially offset by proceeds from the maturities of short-term investments of $199.7 million and sales of short-term investments of $15.0 million.
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
Net cash used in investing activities during fiscal 2017 of $8.2 million resulted primarily from investments in capital expenditures to support our cloud platform, additional office space and headcount.
Financing Activities
Net cash provided by financing activities of $46.4 million during fiscal 2019 was primarily attributable to $29.9 million in proceeds from the exercise of stock options, driven mainly by the end of our initial public offering lock-up period in September 2018, $16.4 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments of offering costs related to our IPO.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as July 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

			(in thousands)
Operating leases(1)	$43,960	$4,624	$10,707	$12,652	$15,977
Data center contracts	27,295	11,766	15,423	106	—
Non-cancelable purchase obligations	9,508	8,200	1,308	—	—
Other long-term liabilities(2)	2,525	—	2,525	—	—
Total	$83,288	$24,590	$29,963	$12,758	$15,977
_____
(1) Effective April 2019, we entered into a sublease agreement, or lease agreement, for approximately 172,000 square feet of corporate office space in San Jose, California, which will serve as our new corporate headquarters. The initial term of the lease expires in September 2026 and the total rent over the initial lease term is approximately $37.3 million, net of free rental periods. Future non-cancelable minimum rental payments related to this lease agreement are included in the table above. For further information, refer to Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. Our ability to generate sublease income, as well as our ability to terminate existing lease obligations and recognize the anticipated related savings is highly dependent upon the economic conditions, particularly commercial real estate market conditions, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations.
(2) Includes holdback amounts associated with business combinations, which are payable upon the lapse of the contractual indemnification period. For further information, refer to Note 5, Business Combinations, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of July 31, 2019, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.1 million with a bank, which serve as security under certain operating leases included in Note 7, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Revenue Recognition
We have adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017, using the full retrospective transition method. Under this method, we are presenting the consolidated financial statements for fiscal 2017, as if ASC 606 had been effective for that period as well.
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
5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customers and apply judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
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
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Stock-Based Compensation
Stock-based compensation expense for common stock options granted to employees and non-employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model and a single option award approach. Stock-based compensation expense is recognized as expense over the requisite service period, generally four years. Unvested options issued to non-employees are remeasured at fair market value at the end of each reporting period.
Stock-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan ("ESPP") is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period.
We grant both stock awards with service condition only and with service and performance conditions. We recognize stock-based compensation expense for stock awards with a service condition only using the straight-line method over the requisite service period of the awards, which is generally the vesting period. We use the accelerated attribution method of recognizing stock-based compensation expense related to stock awards that contain both service and performance conditions.
Prior to the IPO, the fair value of our common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, we determine the fair value using the market closing price of our common stock on the date of grant.

Prior to fiscal 2018, we recognized stock-based compensation expense, net of estimated forfeitures. We used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those grants that were expected to vest. On August 1, 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions. In accordance with ASU 2016-09, we have elected to account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. We adopted this provision in our first quarter of fiscal 2018 which resulted in a cumulative-effect adjustment to accumulated deficit of $0.4 million, net of tax, as of the date of adoption. Additionally, upon adoption of ASU 2016-09, on a modified retrospective basis, the previously unrecognized excess tax benefits of $0.9 million as of July 31, 2018 were recorded as an increase to our U.S. federal and state deferred tax assets, which was fully offset by our valuation allowance. Prospectively, all excess tax benefits and deficiencies have been recognized in the income statement as a component of our income tax expense or benefit. Further, we have presented excess tax benefits as an operating activity in the consolidated statements of cash flows on a prospective basis. The net excess tax benefits related to equity awards was not material for fiscal 2018.
We also assess the impact of recording stock-based compensation expense when certain of our affiliated stockholders purchase shares from our employees in excess of fair value of such shares. We recognize any such excess value as stock-based compensation expense in our consolidated statements of operations. During fiscal 2017, we recorded $4.4 million in stock-based compensation expense from a one-time secondary stock purchase transaction that was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of the board of directors, and Lane Bess, a former member of our board of directors. Stock-based compensation expense related to non-employee stock options was immaterial to our consolidated statements of operations for the periods presented.
Our use of the Black-Scholes option pricing model to estimate the fair value of stock options requires the input of highly subjective assumptions. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
These assumptions and estimates are as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our board of directors, after considering contemporaneous third-party valuations and input from management. Our board of directors considered this independent valuations and other factors, including, but not limited to, expected operating and financial performance, our stage of development, current business conditions and projections, history and the timing of the introduction of new services, our financial condition and market performance of comparable publicly traded companies to establish the fair value of our common stock at the time of grant of the option. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the IPO, we used the publicly quoted price as reported on The Nasdaq Global Select Market as the fair value of our common stock.
•Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options. The expected term was estimated using the simplified method allowed under SEC guidance.

•Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility may be determined based on a mix between the historical volatility of our common stock and the historical stock volatilities of our comparable publicly-traded companies for the period we do not have trading history of our common stock. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle and financial leverage.
•Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.
•Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. As we have no history of paying any dividends, we used an expected dividend yield of zero.
We estimated the fair value of employee stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2018	2017
Expected term (in years)	4.6 - 5.1	4.6
Expected stock price volatility	40.3% - 42.3%	41.4% - 43.3%
Risk-free interest rate	1.7% - 2.8%	1.1% - 2.0%
Dividend yield	0.0%	0.0%
From the date of our IPO through July 31, 2019, we did not grant additional stock options.
We implemented our ESPP in fiscal 2018, the fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2019	2018
Expected term (in years)	0.5 - 2.0	0.5 - 2.3
Expected stock price volatility	44.0% - 61.9%	30.7% - 53.2%
Risk-free interest rate	1.9% - 2.7%	2.0% - 2.6%
Dividend yield	0.0%	0.0%
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
We have a full valuation allowance for our net deferred tax assets generated from our U.S. and U.K. operations. We will continue to assess the need for such valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the periods in which the adjustment is determined to be required.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During fiscal 2019, we completed our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI within the measurement period provided by SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.
JOBS Act Extended Transition Period
As a result of the market value of our common stock held by our non-affiliates as of January 31, 2019, we ceased to be an “emerging growth company” ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), with our transition to a large accelerated filer status as of July 31, 2019. As an EGC, we elected not to avail ourselves of the extended transition periods available for complying with new or revised accounting pronouncements applicable to public companies that are not emerging growth companies. Accordingly, the transition to a large accelerated filer did not have an impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2019, we had cash, cash equivalents and short-term investments totaling $364.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2019, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $2.1 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for fiscal 2019, fiscal 2018 and fiscal 2017. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	83
Consolidated Financial Statements:
Consolidated Balance Sheets as of July 31, 2019 and 2018	86
Consolidated Statements of Operations for the years ended July 31, 2019, 2018 and 2017	87
Consolidated Statements of Comprehensive Loss for the years ended July 31, 2019, 2018 and 2017	88
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended July 31, 2019, 2018 and 2017	89
Consolidated Statements of Cash Flows for years ended July 31, 2019, 2018 and 2017	90
Notes to Consolidated Financial Statements	91

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations and Other Data," which is incorporated herein by reference.	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended July 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Identifying and evaluating terms and conditions in contracts
As described in Note 1 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the fiscal year ended July 31, 2019, the Company’s revenue was $303 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are that there was a significant amount of effort and judgment required by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment and significant audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts that impact revenue recognition. These procedures also included, among others, testing the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts by examining revenue arrangements on a test basis and testing management’s process of identifying and evaluating the terms and conditions in contracts, including management’s determination of the impact of those terms and conditions on revenue recognition.

/s/	PricewaterhouseCoopers LLP

San Jose, California
September 18, 2019

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$78,484	$135,579
Short-term investments	286,162	162,960
Accounts receivable, net	93,341	61,611
Deferred contract acquisition costs	21,219	16,136
Prepaid expenses and other current assets	16,880	10,878
Total current assets	496,086	387,164
Property and equipment, net	41,046	19,765
Deferred contract acquisition costs, noncurrent	48,566	39,774
Acquired intangible assets, net	8,708	—
Goodwill	7,479	—
Other noncurrent assets	2,277	1,078
Total assets	$604,162	$447,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,208	$4,895
Accrued expenses and other current liabilities	12,810	13,874
Accrued compensation	21,544	23,393
Deferred revenue	221,387	140,670
Total current liabilities	261,949	182,832
Deferred revenue, noncurrent	29,815	23,353
Other noncurrent liabilities	3,840	1,360
Total liabilities	295,604	207,545
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2019 and 2018, respectively; no shares issued and outstanding as of July 31, 2019 and 2018	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2019 and 2018, respectively; 127,253 and 119,764 shares issued and outstanding as of July 31, 2019 and 2018, respectively	127	119
Additional paid-in capital	532,618	438,392
Notes receivable from stockholders	—	(2,051)
Accumulated other comprehensive income (loss)	268	(124)
Accumulated deficit	(224,455)	(196,100)
Total stockholders’ equity	308,558	240,236
Total liabilities and stockholders’ equity	$604,162	$447,781
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2019	2018	2017
Revenue	$302,836	$190,174	$125,717
Cost of revenue	59,669	37,875	27,472
Gross profit	243,167	152,299	98,245
Operating expenses:
Sales and marketing	169,913	116,409	79,236
Research and development	61,969	39,379	33,561
General and administrative	46,598	31,135	20,521
Total operating expenses	278,480	186,923	133,318
Loss from operations	(35,313)	(34,624)	(35,073)
Interest income, net	7,730	2,236	597
Other income (expense), net	(329)	79	(107)
Loss before income taxes	(27,912)	(32,309)	(34,583)
Provision for income taxes	743	1,337	877
Net loss	$(28,655)	$(33,646)	$(35,460)
Accretion of Series C and D redeemable convertible preferred stock	—	(6,332)	(9,570)
Net loss attributable to common stockholders	$(28,655)	$(39,978)	$(45,030)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.63)	$(1.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,566	63,881	29,221
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2019	2018	2017
Net loss	$(28,655)	$(33,646)	$(35,460)
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	392	(124)	—
Other comprehensive income (loss)	392	(124)	—
Comprehensive loss	$(28,263)	$(33,770)	$(35,460)
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2016	72,501	$191,407	30,331	$16	$11,714	$(9,914)	$—	$(126,556)	$(124,740)
Accretion of Series C and D redeemable convertible preferred stock	—	9,570	—	—	(9,570)	—	—	—	(9,570)
Issuance of common stock upon exercise of stock options	—	—	1,347	1	2,970	—	—	—	2,971
Issuance of common stock related to early exercised stock options	—	—	781	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(100)	—	—	263	—	—	263
Repayments of notes receivable from stockholders	—	—	—	—	—	1,856	—	—	1,856
Additions to notes receivable related to early exercised stock options	—	—	—	—	—	(83)	—	—	(83)
Vesting of early exercised stock options	—	—	—	1	3,701	—	—	—	3,702
Stock-based compensation	—	—	—	—	9,919	—	—	—	9,919
Net loss	—	—	—	—	—	—	—	(35,460)	(35,460)
Balance as of July 31, 2017	72,501	200,977	32,359	18	18,734	(7,878)	—	(162,016)	(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	6,332	—	—	(6,332)	—	—	—	(6,332)
Issuance of common stock upon exercise of stock options	—	—	1,712	2	4,983	—	—	—	4,985
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(788)	—	—	214	—	—	214
Repayments of notes receivable from stockholders	—	—	—	—	—	5,346	—	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	267	—	—	267
Vesting of early exercised stock options	—	—	—	12	3,243	—	—	—	3,255
Issuance of common stock upon initial public offering, net of underwriting discounts of $15,456 and issuance costs of $6,164	—	—	13,800	14	198,866	—	—	—	198,880
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	—	207,309
Stock-based compensation	—	—	—	—	11,224	—	—	—	11,224
Unrealized net losses on available-for-sale-securities	—	—	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	—	—	(33,646)	(33,646)
Balance as of July 31, 2018	—	—	119,764	119	438,392	(2,051)	(124)	(196,100)	240,236
Cumulative effect of accounting change	—	—	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	—	—	6,277	7	29,855	—	—	—	29,862
Issuance of common stock under the employee stock purchase plan	—	—	1,131	1	16,435	—	—	—	16,436
Vesting of restricted stock units	—	—	89	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	983	—	—	—	983
Stock-based compensation	—	—	—	—	46,953	—	—	—	46,953
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	—	(28,655)	(28,655)
Balance as of July 31, 2019	—	$—	127,253	$127	$532,618	$—	$268	$(224,455)	$308,558

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net loss	$(28,655)	$(33,646)	$(35,460)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	10,398	7,988	6,840
Amortization expense of acquired intangible assets	908	—	—
Amortization of deferred contract acquisition costs	18,651	13,181	8,474
Stock-based compensation expense	46,423	11,224	9,919
Deferred income taxes	(1,392)	—	—
Accretion of purchased discounts, net of amortization of investment premiums	(2,181)	—	—
Other	284	130	(89)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(31,730)	(22,559)	(14,563)
Deferred contract acquisition costs	(32,526)	(34,429)	(21,999)
Prepaid expenses, other current and noncurrent assets	(7,642)	(5,068)	(2,718)
Accounts payable	495	(779)	2,249
Accrued expenses, other current and noncurrent liabilities	(336)	2,076	5,376
Accrued compensation	(1,849)	11,785	5,246
Deferred revenue	87,179	67,404	30,706
Net cash provided by (used in) operating activities	58,027	17,307	(6,019)
Cash Flows From Investing Activities
Purchases of property, equipment and other	(25,520)	(13,397)	(7,783)
Capitalized internal-use software	(3,162)	(1,773)	(391)
Acquired intangible assets	(1,480)	—	—
Payments for business acquisitions, net of cash acquired	(11,432)	—	—
Purchases of short-term investments	(335,186)	(163,366)	—
Proceeds from maturities of short-term investments	199,716	433	—
Proceeds from sale of short-term investments	14,990	—	—
Net cash used in investing activities	(162,074)	(178,103)	(8,174)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	205,344	—
Payments of offering costs related to initial public offering	(1,797)	(4,336)	(31)
Proceeds from issuance of common stock upon exercise of stock options	29,862	4,985	2,971
Proceeds from issuance of common stock related to early exercised stock options	—	869	4,701
Proceeds from issuance of common stock under the employee stock purchase plan	16,436	—	—
Repurchases of unvested common stock	(22)	(3,811)	—
Repayments of notes receivable from stockholders	1,905	5,346	1,856
Net cash provided by financing activities	46,384	208,397	9,497
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,663)	47,601	(4,696)
Cash, cash equivalents and restricted cash at beginning of period	136,147	88,546	93,242
Cash, cash equivalents and restricted cash at end of period	$78,484	$136,147	$88,546
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,770	$870	$385
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net change in purchased equipment included in accounts payable and accrued expenses	$2,911	$(537)	$746
Accretion of Series C and D redeemable convertible preferred stock	$—	$6,332	$9,570
Repurchases of unvested common stock by cancellation of indebtedness	$—	$214	$263
Vesting of early exercised common stock options	$983	$3,255	$3,702
Net change in deferred offering costs accrued	$(2,097)	$940	$1,157
Conversion of redeemable convertible preferred stock to common stock	$—	$207,309	$—
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$78,484	$135,579	$87,978
Restricted cash, current	—	236	—
Restricted cash, non-current	—	332	568
Total cash, cash equivalents and restricted cash	$78,484	$136,147	$88,546
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
Initial Public Offering
In March 2018, we completed our initial public offering ("IPO") of common stock, in which we sold 13,800,000 shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded within stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72,500,750 shares of common stock on a one-to-one basis.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2019, for example, refer to our fiscal year ended July 31, 2019.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of stock-based awards, useful lives of property and equipment and acquired intangible assets, fair value of acquired intangible assets and goodwill, legal contingencies and valuation of deferred tax assets. Management determines these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to our consolidated financial statements.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. We recognized re-measurement losses of $0.3 million, $0.1 million and $0.1 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
JOBS Act Extended Transition Period
As a result of the market value of our common stock held by our non-affiliates as of January 31, 2019, we ceased to be an “emerging growth company” ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), with our transition to a large accelerated filer status as of July 31, 2019. As an EGC, we elected not to avail ourselves of the extended transition periods available for complying with new or revised accounting pronouncements applicable to public companies that are not emerging growth companies. Accordingly, the transition to a large accelerated filer did not have an impact to our consolidated financial statements.
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
We grant credit to our customers in the normal course of business. We monitor the financial condition of our customers to reduce credit risk.

The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	July 31,
	2019	2018
Channel partner A	12%	*
Channel partner B	11%	13%
Channel partner C	10%	13%
_____
* Represents less than 10%.
No single customer accounted for 10% or more of revenue in fiscal 2019, fiscal 2018 and fiscal 2017.
Segment Information
We operate as one reportable and operating segment. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
We have adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017, using the full retrospective transition method. Under this method, we are presenting the consolidated financial statements for fiscal 2017, as if ASC 606 had been effective for that period as well.
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
5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customers and apply judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
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
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% of our revenue in fiscal 2019, fiscal 2018 and fiscal 2017.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2019		2018		2017
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$148,807	49%	$86,123	45%	$57,990	46%
Europe, Middle East and Africa (*)	124,437	41	84,828	45	56,857	45
Asia Pacific	23,838	8	14,465	8	9,853	8
Other	5,754	2	4,758	2	1,017	1
Total	$302,836	100%	$190,174	100%	$125,717	100%
_____
(*) Revenue from the United Kingdom represented 10%, 11% and 13% of the total revenue for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2019		2018		2017
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$289,579	96%	$175,798	92%	$110,900	88%
Direct customers	13,257	4	14,376	8	14,817	12
Total	$302,836	100%	$190,174	100%	$125,717	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. In fiscal 2019, fiscal 2018 and fiscal 2017 we recognized revenue of $143.9 million, $85.3 million and $58.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days but may be up to 90 days for some of our channel partners. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced and such amounts have historically not been material.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $554.2 million. We expect to recognize 55% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
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

The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Beginning balance	$55,910	$34,662	$21,137
Capitalization of contract acquisition costs	32,526	34,429	21,999
Amortization of deferred contract acquisition costs	(18,651)	(13,181)	(8,474)
Ending balance	$69,785	$55,910	$34,662

Deferred contract acquisition costs	$21,219	$16,136	$10,469
Deferred contract acquisition costs, noncurrent	48,566	39,774	24,193
Total deferred contract acquisition costs	$69,785	$55,910	$34,662
Sales commissions accrued but not paid at July 31, 2019 and 2018, totaled $9.0 million and $10.0 million, respectively, which are included within accrued compensation in the consolidated balance sheets.
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
We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the next 12 months. Our investments are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within stockholders’ equity.
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
Restricted Cash
We maintained restricted cash of $0.6 million as of July 31, 2018 through letters of credit related to certain lease agreements. In fiscal 2019, the letters of credit were converted to unsecured letters of credit and the underlying funds were released. As of July 31, 2019, we did not have restricted cash.
Property and Equipment
Property and equipment, net are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Capitalized Internal-Use Software Development Costs
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. We capitalized costs associated with the development of software for internal-use of $3.7 million, $1.8 million and $0.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We recognized amortization expense of capitalized internal-use software of $1.0 million, $0.9 million and $1.2 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets
Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. No indications of impairment of goodwill were noted during the periods presented.
Acquired intangible assets consist of identifiable intangible assets, including developed technology and customer relationships, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues and sales and marketing expenses, respectively, in the consolidated statements of operations.
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. Impairment losses on long-lived assets were not material during the periods presented.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the sale of our common stock in an IPO, including legal, accounting, printing and other IPO-related costs. Total deferred offering costs of $6.2 million were reclassified into stockholders' equity as a reduction of the net proceeds received from the IPO in the year ended July 31, 2018.
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
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant.
Stock-based compensation for common stock options is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model and a single option award approach. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years. Stock-based compensation for purchase rights granted under the employee stock purchase plan is based on the Black-Scholes option pricing model fair value of the number of awards estimated as of the beginning of the offering period. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
Prior to our IPO, the fair value of our common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, we determine the fair value using the market closing price of our common stock on the date of grant.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized advertising expense of $8.6 million, $3.4 million and $1.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
Legal Contingencies
We may be subject to legal proceedings and litigation arising from time to time. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, those reducing the U.S. federal corporate tax rate, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. During fiscal 2019, we completed our assessment of the impacts of the Tax Act including the remeasurement of our deferred taxes, the one-time mandatory transition tax, and the policy decision regarding whether to record deferred taxes associated with GILTI within the measurement period provided by SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of GILTI as a period cost.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to unrealized gains or losses on available-for-sale investments, net of tax, that are recorded as an element of stockholders’ equity (deficit) and are excluded from net loss.
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
Upon closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying amount reclassified into stockholders’ equity (deficit). As of July 31, 2019 and 2018, we did not have shares of preferred stock issued and outstanding.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard as of August 1, 2018 using the retrospective transition method and we have adjusted our prior period consolidated statement of cash flows to conform to the current presentation.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. We early adopted this requirement as of August 1, 2018, presenting the activity of the stockholder's equity accounts in the accompanying statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the periods presented.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") as amended, which requires recognition of lease assets and liabilities for most leases with terms of more than 12 months. These standards are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We will adopt this standard effective August 1, 2019 on a modified retrospective basis and will not restate comparative periods. We plan to elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also plan to elect to combine lease and non-lease components. In addition, we also plan to elect not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet. The standard will have a material impact on the Company's consolidated balance sheets, but it will not have a material impact on its consolidated statement of operations or consolidated statement of cash flows. Leases currently designated as operating leases and data centers in Note 7, Commitments and Contingencies, of these consolidated financial statements will be reported on the consolidated balance sheet upon adoption at their net present value, which will increase total assets and liabilities in the consolidated balance sheets.
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

Note 2. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$55,036	$—	$—	$55,036

Short-term investments:
U.S. treasury securities	$125,042	$248	$(9)	$125,281
U.S. government agency securities	64,689	7	(50)	64,646
Corporate debt securities	96,047	207	(19)	96,235
Total	$285,778	$462	$(78)	$286,162

Total cash equivalents and short-term investments	$340,814	$462	$(78)	$341,198
Cash equivalents and short-term investments consisted of the following as of July 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$74,408	$—	$—	$74,408
U.S. treasury securities	17,488	—	—	17,488
U.S. government agency securities	1,999	—	—	1,999
Corporate debt securities	11,010	—	(1)	11,009
Total	$104,905	$—	$(1)	$104,904

Short-term investments:
U.S. treasury securities	$55,768	$—	$(17)	$55,751
U.S. government agency securities	17,953	—	(19)	17,934
Corporate debt securities	89,362	1	(88)	89,275
Total	$163,083	$1	$(124)	$162,960

Total cash equivalents and short-term investments	$267,988	$1	$(125)	$267,864

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2019:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$196,046	$196,194
Due between one and two years	89,732	89,968
Total	$285,778	$286,162

Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2019:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$5,719	$(9)	$—	$—	$5,719	$(9)
U.S. government agency securities	36,550	(37)	9,992	(13)	46,542	(50)
Corporate debt securities	14,279	(16)	8,364	(3)	22,643	(19)
Total	$56,548	$(62)	$18,356	$(16)	$74,904	$(78)
The unrealized losses for the above securities as of July 31, 2019 were primarily attributable to changes in interest rates.
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2018:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$55,750	$(17)	$—	$—	$55,750	$(17)
U.S. government agency securities	17,934	(19)	—	—	17,934	(19)
Corporate debt securities	83,332	(88)	—	—	83,332	(88)
Total	$157,016	$(124)	$—	$—	$157,016	$(124)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of July 31, 2019.
Note 3. Fair Value Measurements
Fair value is defined as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
•Level I - Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
•Level II - Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and
•Level III - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.
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
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$55,036	$55,036	$—	$—

Short-term investments:
U.S. treasury securities	$125,281	$—	$125,281	$—
U.S. government agency securities	64,646	—	64,646	—
Corporate debt securities	96,235	—	96,235	—
Total	$286,162	$—	$286,162	$—

Total cash equivalents and short-term investments	$341,198	$55,036	$286,162	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2018:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$74,408	$74,408	$—	$—
U.S. treasury securities	17,488	—	17,488	—
U.S. government agency securities	1,999	—	1,999	—
Corporate debt securities	11,009	—	11,009	—
Total	$104,904	$74,408	$30,496	$—

Short-term investments:
U.S. treasury securities	$55,751	$—	$55,751	$—
U.S. government agency securities	17,934	—	17,934	—
Corporate debt securities	89,275	—	89,275	—
Total	$162,960	$—	$162,960	$—

Total cash equivalents and short-term investments	$267,864	$74,408	$193,456	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4. Property and Equipment
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2019	2018

		(in thousands)
Hosting equipment	3 years	$56,910	$30,743
Computers and equipment	3-5 years	2,837	2,335
Purchased software	3 years	1,311	1,324
Capitalized internal-use software	3 years	9,904	6,163
Furniture and fixtures	5 years	1,566	1,478
Leasehold improvements	Shorter of useful life or lease term	2,255	2,123
Property and equipment, gross		74,783	44,166
Less: Accumulated depreciation and amortization		(33,737)	(24,401)
Total property and equipment, net		$41,046	$19,765
We recognized depreciation and amortization expense on property and equipment of $10.4 million, $8.0 million and $6.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Note 5. Business Combinations
In the fourth quarter of fiscal 2019, we completed the acquisition of an early stage software company, Appsulate, Inc. Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $12.9 million, of which $10.3 million was paid in cash on the acquisition date and $2.3 million is to be paid upon the lapse of an indemnification period within 18 months of the acquisition date. As of July 31, 2019, this holdback amount is reflected within other noncurrent liabilities in the consolidated balance sheets.
In connection with this acquisition, we retained the services of a third-party firm to complete a valuation of the acquired identifiable intangible assets as of the closing date in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $5.9 million of goodwill, exclusive of goodwill recognized as a result of deferred tax liability generated by the acquired developed technology, and $7.0 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.3 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2019.
The acquisition was a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $1.4 million, which increased goodwill. As we have a full valuation allowance as of July 31, 2019, we recorded an income tax benefit for this deferred tax liability in the consolidated statement of operations for fiscal 2019. Refer to Note 11, Income Taxes, of these consolidated financial statements for further information.

The fair value of the net assets acquired as of the closing date, including goodwill, consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Cash and cash equivalents	$13
Amortizable intangible assets:
Developed technology	7,000	4 years
Goodwill	7,281
Total assets acquired	14,294
Deferred tax liability	(1,422)
Total	$12,872
The initial allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the measurement period. We expect to finalize the allocation of the purchase price as soon as practicable but no later than one year from the acquisition date.
In fiscal 2019, we also completed an additional business combination with a purchase price of $1.1 million of which $0.8 million was paid in cash on the acquisition date and $0.3 million is to be paid upon the lapse of an indemnification period within 18 months of the acquisition date. As of July 31, 2019, this holdback amount is reflected within other noncurrent liabilities in the consolidated balance sheets. Intangible assets acquired and goodwill recorded for this acquisition were not material to our consolidated financial statements.
The pro forma financial information assuming these acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisitions, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes, individually and in the aggregate.
Note 6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2018	$—
Goodwill acquired	7,479
Balance as of July 31, 2019	$7,479
Acquired intangible assets consist of developed technology and customer relationships acquired through asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives. The changes in acquired intangible assets consisted of the following:

	Gross			Accumulated Amortization			Net
	July 31, 2018	Additions	July 31, 2019	July 31, 2018	Amortization Expense	July 31, 2019	July 31, 2018	July 31, 2019	Weighted Average Useful life

	(in thousands)								(years)
Developed technology	$—	$9,456	$9,456	$—	$(897)	$(897)	$—	$8,559	3.5
Customer relationships	—	160	160	—	(11)	(11)	—	149	4.7
Total	$—	$9,616	$9,616	$—	$(908)	$(908)	$—	$8,708	3.5

Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues, sales and marketing expenses and research and development expenses in the consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of July 31, 2019:

Amortization Expense
(in thousands)
Year ending July 31,
2020	$2,602
2021	2,601
2022	1,994
2023	1,490
2024	21
Total	$8,708

Note 7. Commitments and Contingencies
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
Effective April 2019, we entered into a sublease agreement, or lease agreement, for approximately 172,000 square feet of corporate office space in San Jose, California (the "leased premises"), which will serve as our new corporate headquarters. The lease agreement has a commencement date of October 1, 2019, and its initial lease term expires in September 2026. We will initially occupy approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy occurring by October 2025. The total rent through the end of the initial lease term is approximately $37.3 million, net of free rental periods. In addition to the base rent, we will also be responsible for our pro rata portion of operating and other related expenses. The lease contains escalating rent payments and lease incentives. In connection with this lease agreement, we were required to issue an unsecured letter of credit for $2.8 million to the sublessor to secure our payment obligations. Future non-cancelable minimum lease payments under this lease agreement are reflected in the below table. As of July 31, 2019, we had not taken possession of the initial phase and accordingly, we have not recognized any rent expense associated with this lease agreement in fiscal 2019.

Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2019:

Operating Leases
(in thousands)
Year ending July 31,
2020	$4,624
2021	5,836
2022	4,871
2023	6,143
2024	6,509
Thereafter	15,977
Total	$43,960
Rent expense was $3.0 million, $2.5 million and $1.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Data Center Contract Commitments
We enter into long-term non-cancelable agreements with providers in various countries to purchase data center capacity, such as bandwidth and colocation space, for our cloud platform.
Future minimum payments under non-cancelable data center contracts consisted of the following as of July 31, 2019:

Data Center Contracts
(in thousands)
Year ending July 31,
2020	$11,766
2021	9,890
2022	5,533
2023	106
Total	$27,295
Bandwidth and colocation costs are recognized as cost of revenue and were $13.8 million, $9.4 million and $6.9 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of July 31, 2019 and 2018, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $2.5 million and $3.1 million, respectively.
Legal Matters
Symantec Litigation
We are currently involved in legal proceedings with Symantec Corporation ("Symantec"). On December 12, 2016, Symantec filed a complaint, which we refer to as "Symantec Case 1," in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,279,113, 7,203,959 ("’959 patent"), 7,246,227

("’227 patent"), 7,392,543, 7,735,116, 8,181,036 and 8,661,498. The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees. On August 2, 2017, the court granted our motion to transfer Symantec Case 1 from the District of Delaware to the Northern District of California. On March 23, 2018, the Northern District of California court granted our motion to dismiss the asserted claims of the ’959 and ’227 patents as invalid based on unpatentable subject matter.
On April 18, 2017, Symantec filed a second complaint, which we refer to as "Symantec Case 2," in the U.S. District Court for the District of Delaware alleging that "Zscaler’s cloud security platform" infringes U.S. Patent Nos. 6,285,658 ("’658 patent"), 7,360,249 ("’249 patent"), 7,587,488 ("’488 patent"), 8,316,429 ("’429 patent"), 8,316,446 ("’446 patent"), 8,402,540 and 9,525,696 ("’696 patent"). The complaint seeks compensatory damages, an injunction, enhanced damages and attorney fees.
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
Should Symantec prevail with its infringement allegations, we could be (i) required to pay substantial damages for past and future sales and/or licensing of our services, (ii) enjoined from making, using, selling or otherwise disposing of our services if a license or other right to continue selling our services is not made available to us, and (iii) required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation has been and could continue to be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, could deter distributors from selling or licensing our services, and could dissuade potential customers from purchasing our services, which would also materially harm our business. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. In addition, any public announcements of the results of any proceedings in Symantec Case 1 or Symantec Case 2 could be negatively perceived by industry or financial analysts and investors, and could cause our stock price to experience volatility or decline.
We have not recorded a liability with respect to Symantec Case 1 or Symantec Case 2 based on our determination that a loss in either case is not probable under the applicable accounting standards.
We are vigorously defending Symantec Case 1 and Symantec Case 2. We are unable to predict the likelihood of success of Symantec’s infringement claims.
Finjan Litigation
On December 5, 2017, Finjan, Inc. filed a complaint, in the U.S. District Court for the Northern District of California, alleging that certain of our products infringed four U.S. patents held by Finjan, Inc. and seeking compensatory damages, an injunction, enhanced damages and attorney fees. On April 30, 2019, we entered into patent license and settlement agreements with Finjan, Inc. and its affiliates (collectively "Finjan"), resolving all claims in the lawsuit, and made a payment of $7.3 million to Finjan, Inc. Pursuant to the agreements, Finjan provided us with a worldwide fully paid license to the broader Finjan patent portfolio, releases for past damages, and covenants not to sue. On May 1, 2019, the court dismissed Finjan, Inc.’s complaint with prejudice. We determined that there is no material future economic benefit from the acquired Finjan license and accordingly, we recorded an incremental expense of $4.1 million within general and administrative expenses in the consolidated statement of operations in fiscal 2019. In prior periods, we previously had recorded accruals related to this litigation for $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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
Note 8. Convertible Preferred Stock
Upon completion of our IPO, as further described in Note 1, Business and Summary of Significant Accounting Policies, of these consolidated financial statements all shares of convertible preferred stock then outstanding, totaling 72,500,750 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $207.3 million, inclusive of accretion of Series C and D redeemable convertible preferred stock of $24.7 million, was reclassified to stockholders' equity.
Prior to the IPO, we recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated. We recognized accretion of Series C and D redeemable convertible preferred stock of $6.3 million and $9.6 million in fiscal 2018 and fiscal 2017, respectively.

Note 9. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2019
(in thousands)
Equity awards outstanding:
Stock options	8,861
Unvested restricted stock units	4,152
Unvested performance stock units	764
Share purchase rights committed under the employee stock purchase plan	913
Equity awards available for future grants:
Equity incentive plans	15,708
Employee stock purchase plan	1,353
Total	31,751
Note 10. Stock-Based Compensation
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
As of July 31, 2019, we have reserved a total of approximately 18,688,000 shares of common stock for the issuance of equity awards under the 2018 Plan, of which approximately 15,708,000 shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
The stock option activity consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2018	16,175	$6.20	5.1	$470,860
Stock options exercised	(6,277)	$4.76		$300,859
Stock options canceled, forfeited or expired	(1,037)	$6.77
Balance as of July 31, 2019	8,861	$7.16	4.6	$683,294
Exercisable and expected to vest as of July 31, 2018	5,499	$3.97	4.0	$172,317
Exercisable and expected to vest as of July 31, 2019	3,311	$5.60	4.0	$260,479
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised was $300.9 million, $16.7 million and $4.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. From the date of our IPO through July 31, 2019, we did not grant additional stock options. The weighted-average grant-date fair value per share of awards granted was $3.77 and $2.10 for fiscal 2018 and fiscal 2017, respectively.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2018	2017
Expected term (in years)	4.6 - 5.1	4.6
Expected stock price volatility	40.3% - 42.3%	41.4% - 43.3%
Risk-free interest rate	1.7% - 2.8%	1.1% - 2.0%
Dividend yield	0.0%	0.0%

Restricted Stock Units
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term. We began granting RSUs in the fourth quarter of fiscal 2018.
The RSU activity consisted of the following:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2018	209	$26.26	$7,394
Granted	4,176	$49.13
Vested	(89)	$33.52	6,608
Canceled or forfeited	(144)	$43.52
Balance as of July 31, 2019	4,152	$48.51	$349,872
Performance Stock Units
The 2018 Plan allows for the grant of performance stock units ("PSUs"). In October 2018, the compensation committee of our board of directors approved the grant of PSUs to certain members of our executive team corresponding to the performance periods of fiscal 2019, fiscal 2020, fiscal 2021 and fiscal 2022. Additionally, the compensation committee determined and approved the corporate performance metrics for fiscal 2019. The corporate performance conditions of performance periods beyond fiscal 2019 will be established and approved at the beginning of each related fiscal year. The right to receive such awards is subject to achievement of the defined corporate performance metrics for each fiscal year and continuous service by the employee. Any earned awards are subject to additional time-based vesting in accordance with the respective award agreement. PSUs related to the fiscal 2019 performance period, totaling approximately 464,000 shares with a weighted-average grant date fair value per share of $36.90, were forfeited effective at the end of fiscal 2019, resulting in a reversal of $3.8 million of accrued stock-based compensation expense recognized in the nine months ended April 30, 2019. Accordingly, no stock-based compensation expense was recognized for these awards for fiscal 2019.
The number of unvested PSUs outstanding consisted of the following as of July 31, 2019:

Underlying Shares
Performance periods	(in thousands)
Fiscal 2020	464
Fiscal 2021	150
Fiscal 2022	150
Total	764
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan ("ESPP") in the third quarter of fiscal 2018. As of July 31, 2019, a total of approximately 3,398,000 shares of common stock were reserved for issuance under the ESPP. The ESPP provides eligible employees with an opportunity to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 3,000 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. The number of shares of common stock available for issuance under ESPP also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Our first ESPP offering period commenced on March 16, 2018 and its first purchase period ended on December 17, 2018. During fiscal 2019, employees purchased approximately 1,131,000 shares of common stock under the ESPP at an average purchase price of $14.53 per share, resulting in total cash proceeds of $16.4 million. ESPP employee payroll contributions accrued at July 31, 2019 and 2018, totaled $2.1 million and $4.6 million, respectively, and are included within accrued compensation in the consolidated balance sheets.
The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2019	2018
Expected term (in years)	0.5 - 2.0	0.5 - 2.3
Expected stock price volatility	44.0% - 61.9%	30.7% - 53.2%
Risk-free interest rate	1.9% - 2.7%	2.0% - 2.6%
Dividend yield	0.0%	0.0%

Early Exercised Stock Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by our board of directors. The consideration received for an early exercised stock option is considered to be a deposit of the exercise price and the related proceed is initially recorded as a liability in the consolidated balance and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. We reclassified to additional paid-in capital $1.0 million, $3.2 million and $3.7 million related to awards vested during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of July 31, 2019 and 2018, the number of shares of common stock subject to repurchase was approximately 122,000 shares and 423,000 shares with an aggregate exercise price of $0.6 million and $1.6 million, respectively. The liability for early exercised stock options is included within accrued expenses and other current liabilities in the consolidated balance sheets.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes are presented as contra-equity in the consolidated balance sheets until the notes are fully settled. As of July 31, 2018, the carrying amount of the outstanding notes receivable was $2.1 million, inclusive of accrued interest of $0.1 million. During fiscal 2019, the principal amount and accrued interest of the outstanding notes were fully repaid, resulting in cash proceeds of $2.1 million.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$2,926	$757	$348
Sales and marketing	23,118	5,044	2,794
Research and development	15,090	3,045	5,574
General and administrative	5,289	2,378	1,203
Total	$46,423	$11,224	$9,919
As of July 31, 2019, the unrecognized stock-based compensation cost related to outstanding equity-based awards was $194.6 million, which we expect to be amortized over a weighted-average period of 3.2 years.
In fiscal 2019, we capitalized stock-based compensation associated with the development of software for internal-use of $0.5 million. Stock-based compensation related to projects capitalized in prior periods was immaterial.

Note 11. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2019	2018	2017

	(in thousands)
Domestic	$(34,145)	$(36,455)	$(36,874)
International	6,233	4,146	2,291
Loss before income taxes	$(27,912)	$(32,309)	$(34,583)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2019	2018	2017

Current:	(in thousands)
Federal	$—	$—	$—
State	64	(2)	31
Foreign	2,325	1,480	874
Total current tax expense	2,389	1,478	905

Deferred:
Federal	(1,431)	—	—
State	(107)	—	—
Foreign	(108)	(141)	(28)
Total deferred tax expense	(1,646)	(141)	(28)

Total provision for income taxes	$743	$1,337	$877
The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year ended July 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	34.0%
State taxes	0.1	—	1.5
Impact of foreign rate differential	(0.9)	0.3	(1.7)
Meals and entertainment	(1.9)	(1.3)	(0.5)
Stock-based compensation	147.2	(3.8)	(2.8)
Impact of U.S. tax reform	—	(58.6)	—
Provision to return adjustments	1.2	2.8	(0.3)
U.S. tax credits	10.0	3.7	—
Change in valuation allowance	(176.9)	33.5	(32.4)
Withholding Tax	(2.4)	(1.1)	—
Other	(0.1)	(0.6)	(0.3)
Effective tax rate	(2.7)%	(4.1)%	(2.5)%

Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate and the benefit of stock compensation deductions, offset by the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. The impact of the Tax Act includes the effect of remeasuring our deferred tax assets and liabilities at 21% plus the effects of the one-time mandatory transition tax. During the current fiscal year, we recognized an income tax benefit of $1.4 million as a result of a release in our valuation allowance on deferred tax assets as a result of deferred taxes recorded in purchase accounting as part of the Appsulate, Inc. acquisition.
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
We currently maintain a full valuation allowance recorded against our U.S. federal deferred tax assets. As such, the provisional estimate associated with the remeasurement of our deferred tax assets and the one-time mandatory transition tax was offset by a change in our valuation allowance which resulted in no income tax expense or benefit. During fiscal 2019, we completed our accounting for the Tax Act in accordance with SAB 118. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no incremental tax expense (or benefit) recognized related to finalizing the accounting for the Tax Act. We have elected to account for the tax effects of Global Intangible Low Taxed Income ("GILTI") as a period cost.

The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2019	2018

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$87,413	$41,794
Accruals and reserves	1,763	2,863
Deferred revenue	14,752	6,071
Tax credits carryovers	10,330	6,118
Stock-based compensation	6,112	784
Property and equipment	560	303
Other	232	347
Gross deferred tax assets	121,162	58,280
Less: Valuation allowance	(103,732)	(45,578)
Total deferred tax assets	17,430	12,702

Deferred tax liabilities:
Intangible Assets	(1,178)	—
Deferred contract acquisition costs	(15,906)	(12,561)
Other	(89)	—
Total deferred tax liabilities	(17,173)	(12,561)

Net deferred tax assets	$257	$141
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
The following table presents the change in the valuation allowance:

	Year ended July 31,
	2019	2018	2017

	(in thousands)
Balance as of the beginning of the period	$45,578	$51,493	$40,299
Change during the period	58,154	(5,915)	11,194
Balance as of the end of the period	$103,732	$45,578	$51,493
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and, state deferred tax assets will not be realized as of July 31, 2019 and 2018, and as such, we have maintained a full valuation allowance against such deferred tax assets. During fiscal 2019, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $58.2 million, decreased by $5.9 million and increased by $11.2 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. The decrease in the valuation allowance in fiscal 2018 was primarily related to the change in the federal statutory rate, while the increase in the valuation allowance in fiscal 2019 and fiscal 2017 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2019 and 2018, we have net operating loss carryforwards for U.S. federal income tax purposes of $360.0 million and $173.6 million, respectively, which are available to offset future federal taxable income. Beginning in 2027, $144.4 million of the federal net operating losses will begin to expire. The remaining $215.6 million of the federal net operating losses will carry forward indefinitely. As of July 31, 2019 and 2018, we have net operating loss carryforwards for state income tax purposes of $109.5 million and $62.4 million, respectively. Beginning in 2024, $102.6 million of state net operating losses will begin to expire at different periods. The remaining $6.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2019, we had foreign net operating loss carryforward of $17.7 million. As of July 31, 2018, we did not have foreign net operating loss carry forward. All of the foreign net operating losses is from U.K. and it will carry forward indefinitely.
As of July 31, 2019, we had federal and California research and development tax credit carryforwards of approximately $8.4 million and $6.3 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The California credit will carryforward indefinitely.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2019, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our for income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite of belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.

We had $4.4 million of gross unrecognized tax benefits as of July 31, 2019, none of which would affect our effective tax rate if recognized due to our U.S. valuation allowance. The gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of carryforward deferred tax asset that would be offset by a valuation allowance. As of July 31, 2019, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The changes in our gross unrecognized tax benefits for fiscal 2019 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2017	$—
Gross increase for tax positions of prior fiscal years	1,746
Gross increase for tax positions in fiscal 2018	876
Balance as of July 31, 2018	2,622
Gross decrease for tax positions of prior years	(288)
Gross increase for tax positions of current year	2,093
Balance as of July 31, 2019	$4,427

Note 12. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses. In March 2018, upon completion of our IPO, all shares of convertible preferred stock then outstanding, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. As of July 31, 2019, we did not have shares of convertible preferred stock issued and outstanding.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended July 31,
	2019	2018	2017

	(in thousands, except per share data)
Net loss	$(28,655)	$(33,646)	$(35,460)
Accretion of Series C and D redeemable convertible preferred stock	—	(6,332)	(9,570)
Net loss attributable to common stockholders	$(28,655)	$(39,978)	$(45,030)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,566	63,881	29,221
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.63)	$(1.54)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	July 31,
	2019	2018	2017

	(in thousands)
Convertible preferred stock	—	—	72,501
Outstanding stock options	8,861	16,175	15,058
Shares subject to repurchase from early exercised stock options	122	423	1,888
Share purchase rights under the ESPP	913	2,044	—
Unvested RSUs	4,152	209	—
Total	14,048	18,851	89,447
Note 13. Segment and Geographic Information
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
Our long-lived assets consist of property and equipment, which are summarized by geographic area as follows:

	July 31,
	2019	2018

	(in thousands)
United States	$28,847	$14,742
Rest of the world	12,199	5,023
Total	$41,046	$19,765

Refer to Note 1, Business and Summary of Significant Accounting Policies, of these consolidated financial statements for information on revenue by geography.

Note 14. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). We contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administrating the 401(k) Plan are paid by us, which have not been material to the periods presented. We have not made any matching contributions during the periods presented.
Note 15. Related Party Transactions
In November 2016, we recorded $4.4 million of stock-based compensation expense within research and development expense in the consolidated statements of operations associated with a one-time secondary stock purchase transaction which was executed among certain of our employees and certain of our affiliated stockholders, including entities controlled by Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and Lane Bess, a former member of our board of directors. We assessed the impact of this transaction as holders of economic interest in our Company acquired shares from our employees at a price in excess of fair value of such shares. Accordingly, we recognized such excess value as stock-based compensation expense.
We previously entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Outstanding notes receivable were fully repaid during fiscal 2019. Refer to Note 10, Stock-Based Compensation, of these consolidated financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2019. The effectiveness of our internal control over financial reporting as of July 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2019 annual meeting of stockholders (the "2019 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2019, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

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

Zscaler, Inc.

September 18, 2019	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	10-Q	001-38413	3.2	June 7, 2018
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 24, 2015.	S-1	333-223072	4.1	February 16, 2018
4.2	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.3	Description of Capital Stock					X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.					X
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Manoj Apte, dated as of June 19, 2008.	S-1	333-223072	10.9	February 16, 2018
10.9+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.10+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.11+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.12+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.13+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.14+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.15+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.16	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.17	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
10.18	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Signature	Title	Date

/s/ Jagtar S. Chaudhry	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 18, 2019
Jagtar S. Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 18, 2019
Remo Canessa

/s/ Karen Blasing	Director	September 18, 2019
Karen Blasing

/s/ Andrew Brown	Director	September 18, 2019
Andrew Brown

/s/ Scott Darling	Director	September 18, 2019
Scott Darling

/s/ Charles Giancarlo	Director	September 18, 2019
Charles Giancarlo

/s/ Nehal Raj	Director	September 18, 2019
Nehal Raj

/s/ Amit Sinha	Director	September 18, 2019
Amit Sinha