Form 10-Q
period 2019-10-31
Zscaler, Inc.
filed 2019-12-06
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _to_
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 29, 2019, the number of shares of registrant’s common stock outstanding was 127,957,453.

ZSCALER, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on September 18, 2019.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2019	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$69,346	$78,484
Short-term investments	308,285	286,162
Accounts receivable, net	70,482	93,341
Deferred contract acquisition costs	22,060	21,219
Prepaid expenses and other current assets	18,713	16,880
Total current assets	488,886	496,086
Property and equipment, net	48,361	41,046
Operating lease right-of-use assets	32,585	—
Deferred contract acquisition costs, noncurrent	48,366	48,566
Acquired intangible assets, net	7,929	8,708
Goodwill	7,479	7,479
Other noncurrent assets	2,622	2,277
Total assets	$636,228	$604,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,784	$6,208
Accrued expenses and other current liabilities	12,003	12,810
Accrued compensation	22,926	21,544
Deferred revenue	218,191	221,387
Operating lease liabilities	9,413	—
Total current liabilities	266,317	261,949
Deferred revenue, noncurrent	27,678	29,815
Operating lease liabilities, noncurrent	24,825	—
Other noncurrent liabilities	3,356	3,840
Total liabilities	322,176	295,604
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2019 and July 31, 2019; 127,926 and 127,253 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	128	127
Additional paid-in capital	555,019	532,618
Accumulated other comprehensive income	436	268
Accumulated deficit	(241,531)	(224,455)
Total stockholders’ equity	314,052	308,558
Total liabilities and stockholders’ equity	$636,228	$604,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Revenue	$93,590	$63,298
Cost of revenue	19,558	12,099
Gross profit	74,032	51,199
Operating expenses:
Sales and marketing	59,411	36,545
Research and development	20,271	13,186
General and administrative	12,625	10,131
Total operating expenses	92,307	59,862
Loss from operations	(18,275)	(8,663)
Interest income, net	2,022	1,590
Other expense, net	(29)	(188)
Loss before income taxes	(16,282)	(7,261)
Provision for income taxes	794	327
Net loss	$(17,076)	$(7,588)
Net loss per share, basic and diluted	$(0.13)	$(0.06)
Weighted-average shares used in computing net loss per share, basic and diluted	127,548	120,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Net loss	$(17,076)	$(7,588)
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	168	(193)
Other comprehensive income (loss)	168	(193)
Comprehensive loss	$(16,908)	$(7,781)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)
Three Months Ended October 31, 2019:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$—	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	545	1	3,058	—	—	—	3,059
Vesting of restricted stock units	128	—	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	—	131
Stock-based compensation	—	—	19,212	—	—	—	19,212
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	—	168	—	168
Net loss	—	—	—	—	—	(17,076)	(17,076)
Balance as of October 31, 2019	127,926	$128	$555,019	$—	$436	$(241,531)	$314,052
Three Months Ended October 31, 2018:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	2,350	3	9,793	—	—	—	9,796
Repurchases of unvested common stock	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	146	—	—	146
Vesting of early exercised common stock options	—	—	290	—	—	—	290
Stock-based compensation	—	—	7,586	—	—	—	7,586
Unrealized net losses on available-for-sale-securities, net of tax	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	(7,588)	(7,588)
Balance as of October 31, 2018	122,106	$122	$455,761	$—	$(317)	$(203,388)	$252,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(17,076)	$(7,588)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	3,582	2,170
Amortization expense of acquired intangible assets	779	95
Amortization of deferred contract acquisition costs	5,535	4,324
Amortization of operating lease right-of-use assets	2,596	—
Stock-based compensation expense	18,376	7,586
Deferred income taxes	(49)	—
Accretion of purchased discounts, net of amortization of investment premiums	(300)	(493)
Other	223	176
Changes in operating assets and liabilities:
Accounts receivable	22,859	12,383
Deferred contract acquisition costs	(6,176)	(4,392)
Prepaid expenses, other current and noncurrent assets	(2,471)	(1,138)
Accounts payable	(38)	(768)
Accrued expenses, other current and noncurrent liabilities	(466)	2,110
Accrued compensation	1,382	(4,707)
Deferred revenue	(5,333)	1,256
Operating lease liabilities	(1,994)	—
Net cash provided by operating activities	21,429	11,014
Cash Flows From Investing Activities
Purchases of property and equipment	(10,210)	(5,414)
Capitalized internal-use software	(1,802)	(356)
Acquired intangible assets	—	(1,480)
Purchases of short-term investments	(88,410)	(137,429)
Proceeds from maturities of short-term investments	66,796	29,333
Net cash used in investing activities	(33,626)	(115,346)
Cash Flows From Financing Activities
Payments of offering costs related to initial public offering	—	(230)
Proceeds from issuance of common stock upon exercise of stock options	3,059	9,796
Repurchases of unvested common stock	—	(22)
Repayments of notes receivable from stockholders	—	1,905
Net cash provided by financing activities	3,059	11,449
Net decrease in cash, cash equivalents and restricted cash	(9,138)	(92,883)
Cash, cash equivalents and restricted cash at beginning of period	78,484	136,147
Cash, cash equivalents and restricted cash at end of period	$69,346	$43,264
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$810	$517
Noncash Activities:
Net change in purchased equipment included in accounts payable and accrued expenses	$(1,893)	$786
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$18,237	$—
Vesting of early exercised common stock options	$131	$290
Net change in deferred offering costs accrued	$—	$(230)
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$69,346	$42,786
Restricted cash, current	—	186
Restricted cash, non-current	—	292
Total cash, cash equivalents and restricted cash	$69,346	$43,264
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the "Fiscal 2019 Form 10-K"), as filed with the SEC on September 18, 2019.
JOBS Act Extended Transition Period
As a result of the market value of our common stock held by our non-affiliates as of January 31, 2019, we ceased to be an "emerging growth company" ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), with our transition to a large accelerated filer status as of July 31, 2019. As an EGC, we elected not to avail ourselves of the extended transition periods available for complying with new or revised accounting pronouncements applicable to public companies that are not emerging growth companies. Accordingly, the transition to a large accelerated filer did not have an impact to our consolidated financial statements.

Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2019 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of October 31, 2019, the consolidated statements of operations for the three months ended October 31, 2019 and 2018, the consolidated statements of comprehensive loss for the three months ended October 31, 2019 and 2018, the consolidated statements of stockholders’ equity for the three months ended October 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended October 31, 2019 and 2018 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2020 or for any other future fiscal year or interim period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, loss contingencies related to litigation, valuation of deferred tax assets and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2020, for example, refer to our fiscal year ending July 31, 2020.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2019 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three months ended October 31, 2019 other than for the adoption of new accounting guidance related to leases effective August 1, 2019 further described below.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight line basis over the lease term.
We generally use the base, non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. We account for lease components and non-lease components as a single lease component.
Leases with a term of twelve months or less are not recognized on the consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the term of the lease.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended, which requires recognition of lease assets and liabilities for leases with terms of more than 12 months. This standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard effective August 1, 2019 using the transitional provision which allows for the adoption of Topic 842 to be applied prospectively at the beginning of the fiscal year of adoption. As such, the condensed consolidated balance sheets for prior periods are not comparable to our fiscal 2020 periods. The adoption of this new standard resulted in the recognition of operating lease right-of-use assets of $16.9 million and operating lease liabilities of $18.0 million. We have elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We have also elected to combine lease and non-lease components for real estate and co-location arrangements. In addition, we elected not to recognize lease liabilities and related right-of-use assets for leases that, at the lease commencement date, have a lease term of 12 months or less.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 99% of our revenue for the three months ended October 31, 2019 and 2018, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2019		2018
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$45,944	49%	$29,807	47%
Europe, Middle East and Africa (*)	38,288	41%	27,394	43%
Asia Pacific	7,821	8%	4,789	8%
Other	1,537	2%	1,308	2%
Total	$93,590	100%	$63,298	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% of our revenue for the three months ended October 31, 2019 and 2018.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2019		2018
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$90,243	96%	$60,019	95%
Direct customers	3,347	4%	3,279	5%
Total	$93,590	100%	$63,298	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three months ended October 31, 2019 and 2018. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	October 31, 2019	July 31, 2019
Channel partner A	13%	11%
Channel partner B	13%	*
Channel partner C	*	10%
Channel partner D	*	12%
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended October 31, 2019 and 2018, we recognized revenue of $84.1 million and $53.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $554.7 million. We expect to recognize 56% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Beginning balance	$69,785	$55,910
Capitalization of contract acquisition costs	6,176	4,392
Amortization of deferred contract acquisition costs	(5,535)	(4,324)
Ending balance	$70,426	$55,978

Deferred contract acquisition costs, current	$22,060	$16,387
Deferred contract acquisition costs, noncurrent	48,366	39,591
Total deferred contract acquisition costs	$70,426	$55,978
Sales commissions accrued but not paid at October 31, 2019 and July 31, 2019, totaled $5.4 million and $9.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$43,300	$—	$—	$43,300

Short-term investments:
U.S. treasury securities	$100,798	$401	$—	$101,199
U.S. government agency securities	83,912	11	(80)	83,843
Corporate debt securities	122,974	308	(39)	123,243
Total	$307,684	$720	$(119)	$308,285

Total cash equivalents and short-term investments	$350,984	$720	$(119)	$351,585
Cash equivalents and short-term investments consisted of the following as of July 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$55,036	$—	$—	$55,036

Short-term investments:
U.S. treasury securities	$125,042	$248	$(9)	$125,281
U.S. government agency securities	64,689	7	(50)	64,646
Corporate debt securities	96,047	207	(19)	96,235
Total	$285,778	$462	$(78)	$286,162

Total cash equivalents and short-term investments	$340,814	$462	$(78)	$341,198
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2019:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$177,892	$178,341
Due between one and two years	129,792	129,944
Total	$307,684	$308,285

Short-term investments that were in an unrealized loss position consisted of the following as of October 31, 2019:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. government agency securities	$40,467	$(63)	$20,113	$(17)	$60,580	$(80)
Corporate debt securities	40,760	(38)	1,000	(1)	41,760	(39)
Total	$81,227	$(101)	$21,113	$(18)	$102,340	$(119)
The unrealized losses for the above securities as of October 31, 2019 were primarily attributable to changes in interest rates.
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2019:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$5,719	$(9)	$—	$—	$5,719	$(9)
U.S. government agency securities	36,550	(37)	9,992	(13)	46,542	(50)
Corporate debt securities	14,279	(16)	8,364	(3)	22,643	(19)
Total	$56,548	$(62)	$18,356	$(16)	$74,904	$(78)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of October 31, 2019 and July 31, 2019.
Note 4. Fair Value Measurements
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

Assets that are measured at fair value on a recurring basis consisted of the following as of October 31, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$43,300	$43,300	$—	$—

Short-term investments:
U.S. treasury securities	$101,199	$—	$101,199	$—
U.S. government agency securities	83,843	—	83,843	—
Corporate debt securities	123,243	—	123,243	—
Total	$308,285	$—	$308,285	$—

Total cash equivalents and short-term investments	$351,585	$43,300	$308,285	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$55,036	$55,036	$—	$—

Short-term investments:
U.S. treasury securities	$125,281	$—	$125,281	$—
U.S. government agency securities	64,646	—	64,646	—
Corporate debt securities	96,235	—	96,235	—
Total	$286,162	$—	$286,162	$—

Total cash equivalents and short-term investments	$341,198	$55,036	$286,162	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 5. Property and Equipment
Property and equipment consisted of the following:

	October 31, 2019	July 31, 2019

	(in thousands)
Hosting equipment	$60,323	$56,910
Computers and equipment	2,942	2,837
Purchased software	1,311	1,311
Capitalized internal-use software	12,555	9,904
Furniture and fixtures	1,853	1,566
Leasehold improvements	6,593	2,255
Property and equipment, gross	85,577	74,783
Less: Accumulated depreciation and amortization	(37,216)	(33,737)
Total property and equipment, net	$48,361	$41,046
We recognized depreciation and amortization expense on property and equipment of $3.6 million and $2.2 million for the three months ended October 31, 2019 and 2018, respectively.

Note 6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2019	$7,479
Goodwill acquired	—
Balance as of October 31, 2019	$7,479
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
The changes in acquired intangible assets for three months ended October 31, 2019 and the net book value as of October 31, 2019 and July 31, 2019 consisted of the following:

	Gross			Accumulated Amortization			Net
	July 31, 2019	Additions	October 31, 2019	July 31, 2019	Amortization Expense	October 31, 2019	July 31, 2019	October 31, 2019	Weighted Average Useful life

	(in thousands)								(years)
Developed technology	$9,456	$—	$9,456	$(897)	$(771)	$(1,668)	$8,559	$7,788	3.3
Customer relationships	160	$—	160	(11)	(8)	(19)	149	141	4.4
Total	$9,616	$—	$9,616	$(908)	$(779)	$(1,687)	$8,708	$7,929	3.3
Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues, sales and marketing expenses and research and development expenses in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of October 31, 2019:

Amortization
Year ending July 31,	(in thousands)
2020 (remaining nine months)	$1,925
2021	2,567
2022	1,960
2023	1,456
2024	21
Total	$7,929

Note 7. Operating Leases
The following is a summary of our operating lease costs for the three months ended October 31, 2019:

	Three Months Ended October 31, 2019
	Real Estate Arrangements	Co-Location Arrangements	Total

	(in thousands)
Operating lease	$1,168	$1,784	$2,952
Short-term lease cost	279	162	441
Variable lease cost	212	487	699
Total operating lease costs	$1,659	$2,433	$4,092
Weighted-average remaining lease term (in years)	5.5	2.5
Weighted average discount rate	4.7%	2.9%
Cash paid for amounts included in the measurement of operating lease liabilities was $2.0 million for the three months ended October 31, 2019.
Maturities of operating lease liabilities consisted of the following as of October 31, 2019:

	Real Estate Arrangements	Co-Location Arrangements	Total

Year Ending July 31,	(in thousands)
2020 (remaining nine months)	$2,838	$5,143	$7,981
2021	3,915	7,146	11,061
2022	2,836	4,965	7,801
2023	2,575	154	2,729
2024	2,666	—	2,666
Thereafter	5,969	—	5,969
Total future minimum lease payments	$20,799	$17,408	$38,207
Less: Imputed interest	(3,374)	(595)	(3,969)
Total lease liabilities	$17,425	$16,813	$34,238
As of October 31, 2019, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $20.2 million, which are excluded from the above table. These operating leases will commence between November 2019 and October 2022 with lease terms ranging from 1.1 to 6.0 years.

Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2019:

	Real Estate Arrangements	Data Center Arrangements	Total

Year ended July 31,	(in thousands)
2020 (remaining nine months)	$4,624	$11,766	$16,390
2021	5,836	9,890	15,726
2022	4,871	5,533	10,404
2023	6,143	106	6,249
2024	6,509	—	6,509
Thereafter	15,977	—	15,977
Total	$43,960	$27,295	$71,255

Note 8. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of October 31, 2019, and July 31, 2019, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $3.5 million and $2.5 million, respectively.
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
On November 4, 2019, Broadcom, Inc. (“Broadcom”) announced the completion of its acquisition of certain assets and assumption of certain liabilities of Symantec's enterprise security business. In connection with this transaction, Symantec assigned all rights, titles, and interests in the patents in Symantec Case 1 and Symantec Case 2 to CA, Inc., a subsidiary of Broadcom. On November 26, 2019, Symantec filed a motion with the court to join CA, Inc. as a co-plaintiff in the lawsuits.
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
Finjan Litigation
As further disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, in April 2019 we entered into a patent license and settlement agreements with Finjan, Inc. and its affiliates (collectively "Finjan"), resolving all claims alleged by Finjan in the complaint filed on December 5, 2017. The settlement agreements required us to make a cash payment to Finjan for $7.3 million, of which $4.1 million was accrued in the three months ended April 30, 2019, $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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
Stock Options
As of October 31, 2019, we have reserved a total of 25.1 million shares of common stock for the issuance of equity awards under the 2018 Plan, of which 21.1 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
The stock option activity consisted of the following for the three months ended October 31, 2019:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2019	8,861	$7.16	4.6	$683,294
Granted	150	49.59
Exercised	(545)	5.62		30,757
Canceled, forfeited or expired	(170)	8.25
Balance as of October 31, 2019	8,296	$8.01	4.5	$299,321
Exercisable and expected to vest as of July 31, 2019	3,311	$5.60	4.0	$260,479
Exercisable and expected to vest as of October 31, 2019	3,492	$5.81	3.9	$133,292
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the three months ended October 31, 2019 and 2018 was $30.8 million and $87.7 million, respectively. The weighted-average grant-date fair value per share of stock options granted for the three months ended October 31, 2019 was $22.76. There were no stock options granted during the three months ended October 31, 2018.
We estimated the fair value of stock options using Black-Scholes option pricing model with the following assumptions:

Three Months Ended October 31, 2019
Expected term (in years)	6.1
Expected stock price volatility	46.1%
Risk-free interest rate	1.7%
Dividend yield	0.0%

Restricted Stock Units and Performance Stock Units
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term.
The 2018 Plan allows for the grant of performance stock units ("PSUs"). The right to earn the PSUs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors. Generally, earned PSUs are subject to additional time-based vesting in accordance with the respective award agreement. As of October 31, 2019, there were 0.3 million outstanding PSUs for which the performance metrics have not been defined or approved by the compensation committee. Accordingly, such awards are not considered granted for accounting purposes as of October 31, 2019 and have been excluded from the below table.
The RSU and PSU activity consisted of the following for the three months ended October 31, 2019:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2019	4,152	$48.51	$349,872
Granted	1,319	47.71
Vested	(128)	42.05	6,085
Canceled or forfeited	(115)	55.77
Balance as of October 31, 2019	5,228	$48.31	$229,897
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of October 31, 2019, a total of 4.7 million shares of common stock were reserved for issuance under the ESPP. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. ESPP employee payroll contributions accrued at October 31, 2019 and July 31, 2019 were $5.3 million and $2.1 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions will be used to purchase shares at the end of the current ESPP purchase period ending on December 16, 2019. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date.
Early Exercised Stock Options
During the three months ended October 31, 2019 and 2018, we reclassified to additional paid-in capital $0.1 million and $0.3 million, respectively, related to awards vested during these periods. As of October 31, 2019 and July 31, 2019, the number of shares of common stock subject to repurchase was approximately 92,000 shares and 122,000 shares with an aggregate exercise price of $0.4 million and $0.6 million, respectively. The liability for early exercised stock options is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. During the three months ended October 31, 2018, the outstanding principal amount and accrued interest were fully repaid, resulting in cash proceeds of $2.1 million.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Cost of revenue	$1,381	$503
Sales and marketing	10,039	2,801
Research and development	4,874	2,795
General and administrative	2,082	1,487
Total	$18,376	$7,586
As of October 31, 2019, the unrecognized stock-based compensation cost related to outstanding equity-based awards was $234.3 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During the three months ended October 31, 2019, we capitalized $0.8 million of stock-based compensation associated with the development of software for internal-use. Stock-based compensation related to projects capitalized in the prior comparative period was immaterial.

Note 10. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the U.S.
We recorded a provision for income taxes of $0.8 million and $0.3 million for the three months ended October 31, 2019 and 2018, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state, and U.K. deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state, and U.K. deferred tax assets.
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Net loss	$(17,076)	$(7,588)
Weighted-average shares used in computing net loss per share, basic and diluted	127,548	120,587
Net loss per share, basic and diluted	$(0.13)	$(0.06)

Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, basic and diluted net loss per share is the same for all periods presented.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	October 31,
	2019	2018

	(in thousands)
Outstanding stock options	8,296	13,418
Shares subject to repurchase from early exercised stock options	92	324
Share purchase rights under the ESPP	873	1,973
Unvested RSUs	4,671	2,636
Unvested PSUs (*)	557	438
Total	14,489	18,789
(*) The number of unvested PSUs is based on the target number of shares granted and excludes unvested PSUs for which performance conditions have not been established as of October 31, 2019, as they are not considered outstanding for accounting purposes. Refer to Note 9, Stock-Based Compensation for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2019, filed with the SEC. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2019 is referred to as fiscal 2019 and our fiscal year ending July 31, 2020 is referred to as fiscal 2020.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2019, we had expanded our operations to over 3,900 customers across major industries, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 400 of the Forbes Global 2000 as of July 31, 2019.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For three months ended October 31, 2019 and 2018, our revenue was $93.6 million and $63.3 million, respectively. However, we have incurred net losses in all periods since our inception. For three months ended October 31, 2019 and 2018, our net loss was $17.1 million and $7.6 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address ongoing legal matters and related accruals, certain of which are described in further detail in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
New Customer Acquisition
We believe that our ability to increase the number of customers on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2019 and 2018, we had over 3,900 and over 3,250 customers, respectively, across all major geographies. As of July 31, 2019, we had over 400 of the Forbes Global 2000 as customers. Our ability to continue to grow this number will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and deal with ongoing legal matters and related accruals, certain of which are described in further detail in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
While we expect our operating expenses to increase in absolute dollars in the foreseeable future, as a result of these activities, we intend to balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. In the long term we anticipate that these investments will positively impact our business and results of operations.

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
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform; our success in selling bigger deals for all employees with our Transformation bundle and faster upsells within a year can reduce our dollar-based net retention rate in future periods; the timing and the rate of ARR expansion of our existing customers; potential changes in our rate of renewals and other risk factors described in this Quarterly Report on Form 10-Q.

	Trailing 12 Months Ended October 31, 2019	Trailing 12 Months Ended October 31, 2018
Dollar-based net retention rate	120%	118%
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

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Gross profit	$74,032	$51,199
Add:
Stock-based compensation expense	1,381	503
Amortization expense of acquired intangible assets	205	—
Non-GAAP gross profit	$75,618	$51,702
Gross margin	79%	81%
Non-GAAP gross margin	81%	82%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense, certain litigation-related expenses and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. These excluded litigation-related expenses are professional fees and related costs incurred by us in defending against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Loss from operations	$(18,275)	$(8,663)
Add:
Stock-based compensation expense	18,376	7,586
Litigation-related expenses	2,007	2,174
Amortization expense of acquired intangible assets	779	95
Non-GAAP income from operations	$2,887	$1,192
Operating margin	(20)%	(14)%
Non-GAAP operating margin	3%	2%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of October 31, 2019, the employee contributions to our employee stock purchase plan was $5.3 million, which will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2020.

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$21,429	$11,014
Less: Purchases of property and equipment	(10,210)	(5,414)
Less: Capitalized internal-use software	(1,802)	(356)
Free cash flow	$9,417	$5,244
As a percentage of revenue:
Net cash provided by operating activities	23%	17%
Less: Purchases of property and equipment	(11)%	(8)%
Less: Capitalized internal-use software	(2)%	(1)%
Free cash flow margin	10%	8%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $23.7 million, or 37%, for the three months ended October 31, 2019 over the three months ended October 31, 2018. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Revenue	$93,590	$63,298
Add: Total deferred revenue, end of period	245,869	165,279
Less: Total deferred revenue, beginning of period	(251,202)	(164,023)
Calculated billings	$88,257	$64,554

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 99% of our revenue for the three months ended October 31, 2019 and 2018. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses. Operating expenses also include overhead costs for facilities, IT, depreciation expense and amortization expense.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. These litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs, and other related costs necessary to operate as a public company, and due to ongoing legal matters and related accruals, certain of which are described in further detail in Note 8, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income, net
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During the three months ended October 31, 2018, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 9, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other expense, net
Other expense, net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business and partially offset by the non U.S. tax benefit for excess stock-based compensation deduction. We have not recorded any U.S. federal income tax expense. In the U.S. we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Revenue	$93,590	$63,298
Cost of revenue(1)(2)	19,558	12,099
Gross profit	74,032	51,199
Operating expenses:
Sales and marketing(1)(2)	59,411	36,545
Research and development(1)(2)	20,271	13,186
General and administrative(1)(3)	12,625	10,131
Total operating expenses	92,307	59,862
Loss from operations	(18,275)	(8,663)
Interest income, net	2,022	1,590
Other expense, net	(29)	(188)
Loss before income taxes	(16,282)	(7,261)
Provision for income taxes	794	327
Net loss	$(17,076)	$(7,588)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Cost of revenue	$1,381	$503
Sales and marketing	10,039	2,801
Research and development	4,874	2,795
General and administrative	2,082	1,487
Total	$18,376	$7,586
(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Cost of revenue	$205	$—
Sales and marketing	8	—
Research and development	566	95
Total	$779	$95
(3) Includes certain litigation-related expenses as follows:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Litigation-related expenses	$2,007	$2,174

	Three Months Ended October 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	21	19
Gross margin	79	81
Operating expenses
Sales and marketing	63	58
Research and development	22	21
General and administrative	13	16
Total operating expenses	98	95
Operating margin	(19)	(14)
Interest income, net	2	3
Other expense, net	—	—
Loss before income taxes	(17)	(11)
Provision for income taxes	1	1
Net loss	(18)%	(12)%

Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Revenue	$93,590	$63,298	$30,292	48%
Revenue increased by $30.3 million, or 48% for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was driven by an increase in users and sales of additional subscriptions to existing customers as reflected by our dollar-based net retention rate of 120% for the trailing 12 months ended October 31, 2019. The remainder of the increase in revenue was attributable to the addition of new customers, which contributed $11.7 million in revenue, as we increased our customer base by 17% from October 31, 2018 to October 31, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Cost of revenue	$19,558	$12,099	$7,459	62%
Gross margin	79%	81%

Cost of revenue increased by $7.5 million, or 62%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $4.1 million for data center and equipment related costs for hosting and operating of our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $2.5 million, inclusive of an increase of $0.9 million in stock-based compensation expense, driven primarily by a 46% increase in headcount in our customer support and cloud operations organizations from October 31, 2018 to October 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $0.5 million for professional fees.
Gross margin decreased from 81% during the three months ended October 31, 2018 to 79% during the three months ended October 31, 2019. The decrease in gross margin was primarily due to increased stock-based compensation expense and, to a lesser extent, from increased amortization expense of acquired intangible assets.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Sales and marketing	$59,411	$36,545	$22,866	63%
Sales and marketing expenses increased by $22.9 million, or 63%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $14.2 million in employee-related expenses, inclusive of an increase of $7.2 million in stock-based compensation expense, driven by a 35% increase in headcount from October 31, 2018 to October 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. Additionally, our sales and marketing expenses increased by $4.6 million primarily due to growth of certain major sales and marketing events held during our current fiscal quarter, including our Zenith Live events. The remainder of the increase was primarily attributable to increased expenses of $2.0 million in sales commissions expense and $1.8 million in travel expenses.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Research and development	$20,271	$13,186	$7,085	54%
Research and development expenses increased by $7.1 million, or 54%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $7.5 million in employee-related expenses, inclusive of an increase of $2.1 million in stock-based compensation expense, driven by a 38% increase in headcount from October 31, 2018 to October 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.6 million for facility, IT and professional services. These increases in expense were partially offset by decreased expenses of $2.3 million, as a result of higher capitalized internal-use software development costs.

General and Administrative Expenses

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
General and administrative	$12,625	$10,131	$2,494	25%
General and administrative expenses increased by $2.5 million, or 25%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The overall increase was primarily driven by $1.7 million in employee-related costs, inclusive of an increase of $0.6 million in stock-based compensation expense, driven by a 33% increase in headcount from October 31, 2018 to October 31, 2019 and due to shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to $0.6 million in professional fees.
Interest Income, Net

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Interest income, net	$2,022	$1,590	$432	27%
Interest income, net increased by $0.4 million for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was primarily driven by our increased holdings of cash equivalents and short-term investments as compared to the three months ended October 31, 2018.
Other Expense, net

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Other expense, net	$(29)	$(188)	$159	(85)%
Other expense, net decreased by $0.2 million for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2019	2018	$	%

	(in thousands)
Provision for income taxes	$794	$327	$467	143%
Our provision for income taxes increased by $0.5 million for the three months ended October 31, 2019, compared to the three months ended October 31, 2018, primarily related to income taxes in the foreign jurisdictions in which we operate.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.

Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income or loss, the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state, and U.K. deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state, and U.K. deferred tax assets.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $377.6 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded in stockholders' equity as a reduction of the net proceeds received from the IPO. Previously, we have financed our operations principally through private placements of our equity securities, as well as payments received from customers using our cloud platform and services.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $241.5 million as of October 31, 2019. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows from operations in future periods due to expected investments to grow our business.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had deferred revenue of $245.9 million, of which $218.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$21,429	$11,014
Net cash used in investing activities	$(33,626)	$(115,346)
Net cash provided by financing activities	$3,059	$11,449
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2019 was $21.4 million, which resulted from a net loss of $17.1 million, adjusted for non-cash charges of $30.7 million and net cash inflows of $7.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.4 million for stock-based compensation expense, $5.5 million for amortization of deferred contract acquisition costs, $3.6 million for depreciation and amortization expense, $2.6 million for amortization of operating lease right-of-use assets and $0.8 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $22.9 million in accounts receivable primarily due to timing of billings and collections and an increase of $1.4 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $6.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, decrease of $5.3 million in deferred revenue due to billing seasonality, an increase of $2.5 million in prepaid expenses, other current and noncurrent assets to balance our working capital requirements, a decrease of $2.0 million in operating lease liabilities, and a decrease of $0.5 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during the three months ended October 31, 2018 was $11.0 million, which resulted from a net loss of $7.6 million, adjusted for non-cash charges of $13.9 million and net cash inflows of $4.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.6 million for stock-based compensation expense, $4.3 million of amortization of deferred contract acquisition costs and $2.2 million of depreciation and amortization expense. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $12.4 million in accounts receivable primarily due to timing of billings and collections, an increase of $2.1 million in accrued expenses, other current and noncurrent liabilities, an increase of $1.3 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, offset by a decrease of $4.7 million in accrued compensation, an increase of $4.4 million in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $1.1 million in prepaid expenses, other current and noncurrent assets, and a decrease of $0.8 million in accounts payable.
Investing Activities
Net cash used in investing activities during the three months ended October 31, 2019 of $33.6 million was primarily attributable to the purchases of short-term investments of $88.4 million and capital expenditures of $12.0 million to support the growth of our cloud platform and investments in leasehold improvements associated with our new corporate headquarters. These transactions were partially offset by proceeds from the maturities of short-term investments of $66.8 million.
Net cash used in investing activities during the three months ended October 31, 2018 of $115.3 million was primarily attributable to the purchase of short-term investments of $137.4 million, investments in capital expenditures of $5.8 million to support our cloud platform and headcount and payments for acquired intangible assets of $1.5 million. These activities were partially offset by proceeds from the maturities of short-term investments of $29.3 million.
Financing Activities
Net cash provided by financing activities of $3.1 million during the three months ended October 31, 2019 was due to proceeds from the exercise of stock options.
Net cash provided by financing activities of $11.4 million during the three months ended October 31, 2018 was primarily due to $9.8 million in proceeds from the exercise of stock options, primarily as a result of the termination of our initial public offering lock-up period ending in September 2018, and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $0.2 million in payments of offering costs related to our IPO.
Contractual Obligations and Commitments
During the three months ended October 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, or our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC on September 18, 2019. See Note 7, Operating Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of October 31, 2019.
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of October 31, 2019, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.1 million with a bank, which serve as security under certain real estate leases included in Note 7, Operating Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies to our consolidated financial statements included in the Company’s Form 10-K filed with the SEC on September 18, 2019.

There have been no significant changes to these policies for the three months ended October 31, 2019, except as described in Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Interest Rate Risk
As of October 31, 2019, we had cash, cash equivalents and short-term investments totaling $377.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2019, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.7 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for three months ended October 31, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended October 31, 2019, we implemented a new lease accounting software and related internal controls to support us in complying with Topic 842, Leases, effective August 1, 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 8, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $28.7 million, $33.6 million and $35.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of July 31, 2019, we had an accumulated deficit of $224.5 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% of our revenue for each of fiscal 2019 and fiscal 2018 and 47% of our revenue for fiscal 2017, and 40% and 45% of our revenue for the three months ended October 31, 2019 and 2018, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
We license software and other technology from third parties that we incorporate into or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy, we plan to open our cloud platform to third-party developers and applications to further extend its functionality. We cannot be certain that such efforts to grow our business will be successful.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51%, and 55% of our revenue from our international customers in fiscal 2019 and fiscal 2018 respectively. As of July 31, 2019, approximately 55% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
As of July 31, 2019, we also had U.S. federal and California research and development credits of $8.4 million and 6.3 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development credits may be carried forward indefinitely. Realization of these net operating loss carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
Furthermore, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act") imposes certain limitations on the deduction of net operating losses, including a limitation on use of net operating losses generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income and disallowance of carryback of post-2017 net operating losses, which could further increase our future tax liability.
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
As of October 31, 2019, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 52.1% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 21.0% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
There were no purchases of shares of our common stock during the three months ended October 31, 2019.
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
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Zscaler, Inc.

December 6, 2019	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer