Form 10-Q
period 2020-01-31
Zscaler, Inc.
filed 2020-03-04
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
120 Holger Way San Jose, California 95134
(Address of principal executive offices)

110 Rose Orchard Way San Jose, California 95134
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2020, the number of shares of registrant’s common stock outstanding was 129,351,577.

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$76,534	$78,484
Short-term investments	308,380	286,162
Accounts receivable, net	94,784	93,341
Deferred contract acquisition costs	23,527	21,219
Prepaid expenses and other current assets	19,917	16,880
Total current assets	523,142	496,086
Property and equipment, net	52,355	41,046
Operating lease right-of-use assets	32,142	—
Deferred contract acquisition costs, noncurrent	50,523	48,566
Acquired intangible assets, net	7,287	8,708
Goodwill	7,479	7,479
Other noncurrent assets	3,497	2,277
Total assets	$676,425	$604,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,675	$6,208
Accrued expenses and other current liabilities	13,606	12,810
Accrued compensation	25,019	21,544
Deferred revenue	251,221	221,387
Operating lease liabilities	11,142	—
Total current liabilities	303,663	261,949
Deferred revenue, noncurrent	28,801	29,815
Operating lease liabilities, noncurrent	23,300	—
Other noncurrent liabilities	1,497	3,840
Total liabilities	357,261	295,604
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2020 and July 31, 2019; 129,266 and 127,253 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	129	127
Additional paid-in capital	589,229	532,618
Accumulated other comprehensive income	491	268
Accumulated deficit	(270,685)	(224,455)
Total stockholders’ equity	319,164	308,558
Total liabilities and stockholders’ equity	$676,425	$604,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenue	$101,268	$74,302	$194,858	$137,600
Cost of revenue	20,238	15,271	39,796	27,370
Gross profit	81,030	59,031	155,062	110,230
Operating expenses:
Sales and marketing	61,621	38,756	121,032	75,301
Research and development	20,706	15,071	40,977	28,257
General and administrative	28,983	10,386	41,608	20,517
Total operating expenses	111,310	64,213	203,617	124,075
Loss from operations	(30,280)	(5,182)	(48,555)	(13,845)
Interest income	1,855	1,924	3,877	3,514
Other income (expense), net	(13)	250	(42)	62
Loss before income taxes	(28,438)	(3,008)	(44,720)	(10,269)
Provision for income taxes	716	547	1,510	874
Net loss	$(29,154)	$(3,555)	$(46,230)	$(11,143)
Net loss per share, basic and diluted	$(0.23)	$(0.03)	$(0.36)	$(0.09)
Weighted-average shares used in computing net loss per share, basic and diluted	128,408	122,741	127,978	121,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net loss	$(29,154)	$(3,555)	$(46,230)	$(11,143)
Other comprehensive income, net of tax:
Unrealized net gains on available-for-sale securities	55	258	223	65
Other comprehensive income	55	258	223	65
Comprehensive loss	$(29,099)	$(3,297)	$(46,007)	$(11,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2019	127,926	$128	$555,019	$436	$(241,531)	$314,052
Issuance of common stock upon exercise of stock options	675	1	3,698	—	—	3,699
Issuance of common stock in connection with employee stock purchase plan	284	—	5,334	—	—	5,334
Vesting of restricted stock units	381	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	131
Stock-based compensation	—	—	25,047	—	—	25,047
Unrealized net gains on available-for-sale-securities	—	—	—	55	—	55
Net loss	—	—	—	—	(29,154)	(29,154)
Balance as of January 31, 2020	129,266	$129	$589,229	$491	$(270,685)	$319,164
Stockholders' equity activity for the three months ended January 31, 2019:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2018	122,106	$122	$455,761	$(317)	$(203,388)	$252,178
Issuance of common stock upon exercise of stock options	1,161	1	5,696	—	—	5,697
Issuance of common stock under the employee stock purchase plan	627	1	8,690	—	—	8,691
Vesting of restricted stock units	3	—	—	—	—	—
Adjustment to initial public offering costs	—	—	300	—	—	300
Vesting of early exercised common stock options	—	—	277	—	—	277
Stock-based compensation	—	—	13,227	—	—	13,227
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	258	—	258
Net loss	—	—	—	—	(3,555)	(3,555)
Balance as of January 31, 2019	123,897	$124	$483,951	$(59)	$(206,943)	$277,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)
Stockholders' equity activity for the six months ended January 31, 2020:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$—	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	1,220	2	6,756	—	—	—	6,758
Issuance of common stock under the employee stock purchase plan	284	—	5,334	—	—	—	5,334
Vesting of restricted stock units	509	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	262	—	—	—	262
Stock-based compensation	—	—	44,259	—	—	—	44,259
Unrealized net gains on available-for-sale-securities	—	—	—	—	223	—	223
Net loss	—	—	—	—	—	(46,230)	(46,230)
Balance as of January 31, 2020	129,266	$129	$589,229	$—	$491	$(270,685)	$319,164
Stockholders' equity activity for the six months ended January 31, 2019:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	3,511	4	15,489	—	—	—	15,493
Issuance of common stock under the employee stock purchase plan	627	1	8,690	—	—	—	8,691
Vesting of restricted stock units	3	—	—	—	—	—	—
Repurchases of unvested common stock	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	567	—	—	—	567
Stock-based compensation	—	—	20,813	—	—	—	20,813
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	(11,143)	(11,143)
Balance as of January 31, 2019	123,897	$124	$483,951	$—	$(59)	$(206,943)	$277,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(46,230)	$(11,143)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	7,508	4,662
Amortization expense of acquired intangible assets	1,421	239
Amortization of deferred contract acquisition costs	11,425	8,781
Noncash operating lease costs	6,215	—
Stock-based compensation expense	42,242	20,813
Accretion of purchased discounts, net of amortization of investment premiums	(442)	(1,125)
Impairment of assets	316	—
Other	248	202
Changes in operating assets and liabilities:
Accounts receivable	(1,432)	(13,859)
Deferred contract acquisition costs	(15,690)	(13,472)
Prepaid expenses, other current and noncurrent assets	(3,981)	(2,778)
Accounts payable	(603)	(786)
Accrued expenses, other current and noncurrent liabilities	(1,243)	1,042
Accrued compensation	3,475	(7,852)
Deferred revenue	28,820	41,997
Operating lease liabilities	(5,189)	—
Net cash provided by operating activities	26,860	26,721
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(15,099)	(8,607)
Capitalized internal-use software	(4,273)	(903)
Acquired intangible assets	—	(1,480)
Purchases of short-term investments	(147,543)	(179,896)
Proceeds from maturities of short-term investments	126,013	71,603
Net cash used in investing activities	(40,902)	(119,283)
Cash Flows From Financing Activities
Payments of offering costs related to initial public offering	—	(1,797)
Proceeds from issuance of common stock upon exercise of stock options	6,758	15,493
Proceeds from issuance of common stock under the employee stock purchase plan	5,334	8,691
Repurchases of unvested common stock	—	(22)
Repayments of notes receivable from stockholders	—	1,905
Net cash provided by financing activities	12,092	24,270
Net decrease in cash, cash equivalents and restricted cash	(1,950)	(68,292)
Cash, cash equivalents and restricted cash at beginning of period	78,484	136,147
Cash, cash equivalents and restricted cash at end of period	$76,534	$67,855
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,473	$1,121
Noncash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$(1,785)	$1,544
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$20,905	$—
Vesting of early exercised common stock options	$262	$567
Net change in deferred offering costs accrued	$—	$(2,097)
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$76,534	$67,467
Restricted cash, current	—	96
Restricted cash, non-current	—	292
Total cash, cash equivalents and restricted cash	$76,534	$67,855
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2019 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of January 31, 2020, the consolidated statements of operations for the three and six months ended January 31, 2020 and 2019, the consolidated statements of comprehensive loss for the three and six months ended January 31, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and six months ended January 31, 2020 and 2019 and the consolidated statements of cash flows for the six months ended January 31, 2020 and 2019 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2020 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2020 or for any other future fiscal year or interim period.
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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2019 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and six months ended January 31, 2020 other than for the adoption of new accounting guidance related to leases effective August 1, 2019 further described below.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU 2019-12"): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard as of November 1, 2019, and it did not have a material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% and 97% of our revenue for the three months ended January 31, 2020 and 2019, respectively, and approximately 98% of our revenue for the six months ended January 31, 2020 and 2019.

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
United States	$49,629	49%	$37,626	51%	$95,574	49%	$67,433	49%
Europe, Middle East and Africa (*)	41,002	40%	29,552	40%	79,291	41%	56,946	41%
Asia Pacific	8,828	9%	5,674	7%	16,647	8%	10,463	8%
Other	1,809	2%	1,450	2%	3,346	2%	2,758	2%
Total	$101,268	100%	$74,302	100%	$194,858	100%	$137,600	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% of our revenue for the three months ended January 31, 2020 and 2019, and 11% and 10% of our revenue for the six months ended January 31, 2020 and 2019, respectively.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
Channel partners	$98,132	97%	$71,074	96%	$188,375	97%	$131,093	95%
Direct customers	3,136	3%	3,228	4%	6,483	3%	6,507	5%
Total	$101,268	100%	$74,302	100%	$194,858	100%	$137,600	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and six months ended January 31, 2020 and 2019. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	January 31, 2020	July 31, 2019
Channel partner A	16%	11%
Channel partner B	12%	*
Channel partner C	10%	10%
Channel partner D	*	12%
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended January 31, 2020 and 2019, we recognized revenue of $148.4 million and $68.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $608.5 million. We expect to recognize 56% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$70,426	$55,978	$69,785	$55,910
Capitalization of contract acquisition costs	9,514	9,080	15,690	13,472
Amortization of deferred contract acquisition costs	(5,890)	(4,457)	(11,425)	(8,781)
Ending balance	$74,050	$60,601	$74,050	$60,601

Deferred contract acquisition costs, current	$23,527	$18,058	$23,527	$18,058
Deferred contract acquisition costs, noncurrent	50,523	42,543	50,523	42,543
Total deferred contract acquisition costs	$74,050	$60,601	$74,050	$60,601
Sales commissions accrued but not paid as of January 31, 2020 and July 31, 2019, totaled $5.7 million and $9.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$42,374	$—	$—	$42,374
U.S. government agency securities	1,500	—	—	1,500
Total	$43,874	$—	$—	$43,874

Short-term investments:
U.S. treasury securities	$71,914	$254	$—	$72,168
U.S. government agency securities	112,956	47	(23)	112,980
Corporate debt securities	122,903	334	(5)	123,232
Total	$307,773	$635	$(28)	$308,380

Total cash equivalents and short-term investments	$351,647	$635	$(28)	$352,254

Cash equivalents and short-term investments consisted of the following as of July 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$55,036	$—	$—	$55,036

Short-term investments:
U.S. treasury securities	$125,042	$248	$(9)	$125,281
U.S. government agency securities	64,689	7	(50)	64,646
Corporate debt securities	96,047	207	(19)	96,235
Total	$285,778	$462	$(78)	$286,162

Total cash equivalents and short-term investments	$340,814	$462	$(78)	$341,198
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2020:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$173,815	$174,232
Due between one and two years	133,958	134,148
Total	$307,773	$308,380
Short-term investments that were in an unrealized loss position as of January 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$28,149	$(17)	$20,121	$(6)	$48,270	$(23)
Corporate debt securities	6,288	(4)	1,000	(1)	7,288	(5)
Total	$34,437	$(21)	$21,121	$(7)	$55,558	$(28)
Unrealized losses of the above securities were primarily attributable to changes in interest rates.
Short-term investments that were in an unrealized loss position as of July 31, 2019 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$5,719	$(9)	$—	$—	$5,719	$(9)
U.S. government agency securities	36,550	(37)	9,992	(13)	46,542	(50)
Corporate debt securities	14,279	(16)	8,364	(3)	22,643	(19)
Total	$56,548	$(62)	$18,356	$(16)	$74,904	$(78)

We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of January 31, 2020 and July 31, 2019.
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
Assets that are measured at fair value on a recurring basis consisted of the following as of January 31, 2020:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$42,374	$42,374	$—	$—
U.S. government agency securities	1,500	—	1,500	—
Total	$43,874	$42,374	$1,500	$—

Short-term investments:
U.S. treasury securities	$72,168	$—	$72,168	$—
U.S. government agency securities	112,980	—	112,980	—
Corporate debt securities	123,232	—	123,232	—
Total	$308,380	$—	$308,380	$—

Total cash equivalents and short-term investments	$352,254	$42,374	$309,880	$—

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2019:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$55,036	$55,036	$—	$—

Short-term investments:
U.S. treasury securities	$125,281	$—	$125,281	$—
U.S. government agency securities	64,646	—	64,646	—
Corporate debt securities	96,235	—	96,235	—
Total	$286,162	$—	$286,162	$—

Total cash equivalents and short-term investments	$341,198	$55,036	$286,162	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Note 5. Property and Equipment
Property and equipment consisted of the following:

	January 31, 2020	July 31, 2019
	(in thousands)
Hosting equipment	$62,136	$56,910
Computers and equipment	3,459	2,837
Purchased software	1,311	1,311
Capitalized internal-use software	16,221	9,904
Furniture and fixtures	1,868	1,566
Leasehold improvements	8,247	2,255
Property and equipment, gross	93,242	74,783
Less: Accumulated depreciation and amortization	(40,887)	(33,737)
Total property and equipment, net	$52,355	$41,046
We recognized depreciation and amortization expense on property and equipment of $3.9 million and $2.5 million for the three months ended January 31, 2020 and 2019, respectively, and $7.5 million and $4.7 million for the six months ended January 31, 2020 and 2019, respectively.

Note 6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2019	$7,479
Goodwill activity	—
Balance as of January 31, 2020	$7,479
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of January 31, 2020 and July 31, 2019:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2019	Additions	January 31, 2020	July 31, 2019	Amortization Expense	January 31, 2020	January 31, 2020	July 31, 2019
	(in thousands)
Developed technology	$9,456	$—	$9,456	$(897)	$(1,405)	$(2,302)	$7,154	$8,559
Customer relationships	160	—	160	(11)	(16)	(27)	133	149
Total	$9,616	$—	$9,616	$(908)	$(1,421)	$(2,329)	$7,287	$8,708
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2020 was $0.6 million and $1.4 million, respectively. Amortization expense of acquired intangible assets for the three and six months ended January 31, 2019 was $0.1 million and $0.2 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues, sales and marketing expenses and research and development expenses in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of January 31, 2020:

Amount
Year ending July 31,	(in thousands)
2020 (remaining six months)	$1,283
2021	2,567
2022	1,960
2023	1,456
2024	21
Total	$7,287

Note 7. Operating Leases
The following is a summary of our operating lease costs for the three and six months ended January 31, 2020:

	Three Months Ended January 31, 2020			Six Months Ended January 31, 2020
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease	$1,165	$2,098	$3,263	$2,333	$3,882	$6,215
Short-term lease cost	347	263	610	626	425	1,051
Variable lease cost	401	452	853	613	939	1,552
Total operating lease costs	$1,913	$2,813	$4,726	$3,572	$5,246	$8,818
At January 31, 2020, the real estate arrangements’ weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.5 years and 4.7%, respectively. At January 31, 2020, the co-location arrangements' weighted-average remaining lease term and weighted-average discount rate for operating leases were 2.3 years and 3.3%. respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million and $5.2 million for the three and six months ended January 31, 2020.
Rent expense was $0.8 million and $1.4 million for the three and six months ended January 31, 2019, respectively. Bandwidth and co-location expenses were $3.4 million and $6.4 million for the three and six months ended January 31, 2019, respectively. Rent expense prior to fiscal 2020 was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of the lease.
Maturities of operating lease liabilities consisted of the following as of January 31, 2020:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2020 (remaining six months)	$2,171	$4,062	$6,233
2021	3,912	8,087	11,999
2022	2,899	5,826	8,725
2023	2,601	394	2,995
2024	2,666	—	2,666
Thereafter	5,847	—	5,847
Total future minimum lease payments	$20,096	$18,369	$38,465
Less: Imputed interest	3,304	719	4,023
Total	$16,792	$17,650	$34,442
As of January 31, 2020, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $20.5 million, which are excluded from the above table. These operating leases will commence between February 2020 and October 2022 with lease terms ranging from 2.0 years to 6.0 years.

Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2019:

	Real Estate Arrangements	Data Center Arrangements	Total
Year ending July 31,	(in thousands)
2020	$4,624	$11,766	$16,390
2021	5,836	9,890	15,726
2022	4,871	5,533	10,404
2023	6,143	106	6,249
2024	6,509	—	6,509
Thereafter	15,977	—	15,977
Total	$43,960	$27,295	$71,255

Note 8. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of January 31, 2020, and July 31, 2019, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $7.0 million and $2.5 million, respectively.
Legal Matters
Symantec Litigation

On December 12, 2016 and April 18, 2017, Symantec Corporation ("Symantec") filed two separate complaints in the U.S. District Court for the District of Delaware, alleging that "Zscaler's cloud security platform" infringed multiple U.S. patents held by Symantec (the "Symantec Cases"). The complaints in the Symantec Cases sought compensatory damages, injunctions, enhanced damages and attorney fees. In July and August 2017, the Symantec Cases were transferred to the U.S. District Court for the Northern District of California. On November 4, 2019, Broadcom, Inc. ("Broadcom") announced the completion of its acquisition of certain assets and assumption of certain liabilities of Symantec's enterprise security business, including all rights, titles, and interests in the patents asserted in the Symantec Cases.
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., a Broadcom affiliate, pursuant to which the Symantec Cases were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there is no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the consolidated statement of operations for the quarter ended January 31, 2020.
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
Stock Options
As of January 31, 2020, a total of 25.1 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 20.6 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
The stock option activity consisted of the following for the six months ended January 31, 2020:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2019	8,861	$7.16	4.6	$683,294
Granted	150	49.59
Exercised	(1,220)	5.54		62,182
Canceled, forfeited or expired	(297)	8.14
Balance as of January 31, 2020	7,494	$8.24	4.3	$358,629
Exercisable and expected to vest as of July 31, 2019	3,311	$5.60	4.0	$260,479
Exercisable and expected to vest as of January 31, 2020	3,469	$6.06	3.8	$173,540
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2020 and 2019 was $62.2 million and $129.6 million, respectively. The weighted-average grant-

date fair value per share of stock options granted for the six months ended January 31, 2020 was $22.76. There were no stock options granted during the six months ended January 31, 2019.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended January 31, 2020
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
The 2018 Plan allows for the grant of performance stock units ("PSUs"). The right to earn the PSUs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors. Generally, earned PSUs are subject to additional time-based vesting in accordance with the respective award agreement. As of January 31, 2020, there were 0.4 million outstanding PSUs for which the performance metrics have not been defined or approved by the compensation committee. Accordingly, such awards are not considered granted for accounting purposes as of January 31, 2020 and have been excluded from the below table.
The RSU and PSU activity consisted of the following for the six months ended January 31, 2020:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2019	4,152	$48.51	$349,872
Granted	2,106	48.63
Vested	(509)	39.20	23,987
Canceled or forfeited	(318)	53.77
Balance as of January 31, 2020	5,431	$49.12	$304,659
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of January 31, 2020, a total of 4.7 million shares of common stock have been reserved for issuance under the ESPP, of which 3.3 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During the quarter ended January 31, 2020, employees purchased approximately 0.3 million shares of our common stock under our employee stock purchase plan at an average purchase price of $18.80 per share, resulting in total cash proceeds of $5.3 million.

ESPP employee payroll contributions accrued at January 31, 2020 and July 31, 2019 were $2.6 million and $2.1 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2020 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2020. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019
Expected Term in Years	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	53.6% - 57.6%	44.0% - 61.9%
Risk-free interest rate	1.5% - 1.7%	2.5% - 2.7%
Dividend Yield	0.0%	0.0%
Early Exercised Stock Options
During the six months ended January 31, 2020 and 2019, we reclassified to additional paid-in capital $0.3 million and $0.6 million, respectively, related to common stock issued upon early exercise of stock options which vested during these periods. As of January 31, 2020 and July 31, 2019, the number of shares of early exercised common stock subject to repurchase was approximately 63,000 shares and 122,000 shares with an aggregate exercise price of $0.3 million and $0.6 million, respectively. The liability for early exercised stock options is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. During the six months ended January 31, 2019, the outstanding principal amount of $1.9 million and accrued interest of $0.2 million were fully repaid.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$1,580	$619	$2,961	$1,122
Sales and marketing	11,943	5,517	21,982	8,318
Research and development	6,077	4,398	10,951	7,193
General and administrative	4,266	2,693	6,348	4,180
Total	$23,866	$13,227	$42,242	$20,813
As of January 31, 2020, the unrecognized stock-based compensation cost related to outstanding equity-based awards was $239.7 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During the three and six months ended January 31, 2020, we capitalized $1.2 million and $2.0 million, respectively of stock-based compensation associated with the development of software for internal-use. Stock-based compensation related to projects capitalized in the prior comparative period was immaterial.

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
We recorded a provision for income taxes of $0.7 million and $0.5 million for the three months ended January 31, 2020 and 2019, respectively, and $1.5 million and $0.9 million for the six months ended January 31, 2020 and 2019, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
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
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(29,154)	$(3,555)	$(46,230)	$(11,143)
Weighted-average shares used in computing net loss per share, basic and diluted	128,408	122,741	127,978	121,664
Net loss per share, basic and diluted	$(0.23)	$(0.03)	$(0.36)	$(0.09)

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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	January 31,
	2020	2019
	(in thousands)
Outstanding stock options	7,494	12,028
Shares subject to repurchase from early exercised stock options	63	239
Share purchase rights under the ESPP	807	1,410
Unvested RSUs	4,944	3,037
Unvested PSUs (*)	487	464
Total	13,795	17,178
(*) The number of unvested PSUs is based on the target number of shares granted and excludes unvested PSUs for which performance conditions have not been established as of January 31, 2020, as they are not considered outstanding for accounting purposes. Refer to Note 9, Stock-Based Compensation for further information.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For six months ended January 31, 2020 and 2019, our revenue was $194.9 million and $137.6 million, respectively. However, we have incurred net losses in all periods since our inception. For six months ended January 31, 2020 and 2019, our net loss was $46.2 million and $11.1 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address any legal matters and related accruals, as further described in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Trailing 12 Months Ended January 31, 2020	Trailing 12 Months Ended January 31, 2019
Dollar-based net retention rate	116%	118%
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$81,030	$59,031	$155,062	$110,230
Add:
Stock-based compensation expense	1,580	619	2,961	1,122
Amortization expense of acquired intangible assets	205	144	410	144
Non-GAAP gross profit	$82,815	$59,794	$158,433	$111,496
Gross margin	80%	79%	80%	80%
Non-GAAP gross margin	82%	80%	81%	81%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense, certain litigation-related expenses, asset impairment related to facility exit and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. The excluded litigation-related expenses are professional fees and related costs incurred by us in defending against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Loss from operations	$(30,280)	$(5,182)	$(48,555)	$(13,845)
Add:
Stock-based compensation expense	23,866	13,227	42,242	20,813
Litigation-related expenses	16,334	1,768	18,341	3,942
Amortization expense of acquired intangible assets	642	144	1,421	239
Asset impairment related to facility exit (1)	316	—	316	—
Non-GAAP income from operations	$10,878	$9,957	$13,765	$11,149
Operating margin	(30)%	(7)%	(25)%	(10)%
Non-GAAP operating margin	11%	13%	7%	8%
___________

(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less purchases of property, equipment and other and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property, equipment and other and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position.
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of January 31, 2020, employee contributions to our employee stock purchase plan was $2.6 million, which will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2020.
In the three months ended January 31, 2020, we made a $15.0 million payment to Broadcom in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 8, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by operating activities	$5,431	$15,707	$26,860	$26,721
Less:
Purchases of property, equipment and other assets	(4,889)	(3,193)	(15,099)	(8,607)
Capitalized internal-use software	(2,471)	(547)	(4,273)	(903)
Free cash flow	$(1,929)	$11,967	$7,488	$17,211
As a percentage of revenue:
Net cash provided by operating activities	5%	21%	14%	20%
Less:
Purchases of property, equipment and other assets	(5)%	(4)%	(8)%	(6)%
Capitalized internal-use software	(2)%	(1)%	(2)%	(1)%
Free cash flow margin	(2)%	16%	4%	13%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $20.4 million, or 18%, for the three months ended January 31, 2020 over the three months ended January 31, 2019, and $44.1 million, or 25%, for the six months ended January 31, 2020 over the six months ended January 31, 2019. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$101,268	$74,302	$194,858	$137,600
Add: Total deferred revenue, end of period	280,022	206,020	280,022	206,020
Less: Total deferred revenue, beginning of period	(245,869)	(165,279)	(251,202)	(164,023)
Calculated billings	$135,421	$115,043	$223,678	$179,597

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 98% and 97% of our revenue for the three months ended January 31, 2020 and 2019, respectively, and approximately 98% for the six months ended January 31, 2020 and 2019. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, depreciation of our data center equipment, related overhead costs and the amortization of our capitalized internal-use software. Cost of revenue also includes employee-related costs, including salaries, bonuses, stock-based compensation expense and employee benefit costs associated with our customer support and cloud operations organizations. Cost of revenue also includes overhead costs for facilities, IT, amortization and depreciation expense.
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

General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs, and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 8, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During the six months ended January 31, 2019, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 9, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$101,268	$74,302	$194,858	$137,600
Cost of revenue(1) (2)	20,238	15,271	39,796	27,370
Gross profit	81,030	59,031	155,062	110,230
Operating expenses:
Sales and marketing(1) (2)	61,621	38,756	121,032	75,301
Research and development(1) (2)	20,706	15,071	40,977	28,257
General and administrative(1) (3) (4)	28,983	10,386	41,608	20,517
Total operating expenses	111,310	64,213	203,617	124,075
Loss from operations	(30,280)	(5,182)	(48,555)	(13,845)
Interest income	1,855	1,924	3,877	3,514
Other income (expense), net	(13)	250	(42)	62
Loss before income taxes	(28,438)	(3,008)	(44,720)	(10,269)
Provision for income taxes	716	547	1,510	874
Net loss	$(29,154)	$(3,555)	$(46,230)	$(11,143)
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$1,580	$619	$2,961	$1,122
Sales and marketing	11,943	5,517	21,982	8,318
Research and development	6,077	4,398	10,951	7,193
General and administrative	4,266	2,693	6,348	4,180
Total	$23,866	$13,227	$42,242	$20,813
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$205	$144	$410	$144
Sales and marketing	8	—	16	—
Research and development	429	—	995	95
Total	$642	$144	$1,421	$239

(3) Includes asset impairment related to facility exit as follows:	$316	$—	$316	$—

(4) Includes litigation-related expenses as follows:	$16,334	$1,768	$18,341	$3,942

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	20	21	20	20
Gross margin	80	79	80	80
Operating expenses
Sales and marketing	61	52	62	55
Research and development	20	20	21	20
General and administrative	29	14	21	15
Total operating expenses	110	86	104	90
Operating margin	(30)	(7)	(25)	(10)
Interest income	2	3	2	3
Other income (expense), net	—	—	—	—
Loss before income taxes	(28)	(4)	(23)	(7)
Provision for income taxes	1	1	1	1
Net loss	(29)%	(5)%	(24)%	(8)%

Comparison of the Three Months Ended January 31, 2020 and 2019
Revenue

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$101,268	$74,302	$26,966	36%
Revenue increased by $27.0 million, or 36% for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $14.0 million in revenue, as reflected by our dollar-based net retention rate of 116% for the trailing 12 months ended January 31, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 17% from January 31, 2019 to January 31, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue	$20,238	$15,271	$4,967	33%
Gross margin	80%	79%
Cost of revenue increased by $5.0 million, or 33%, for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $3.1 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $2.2 million, inclusive of an increase of $1.0 million in stock-based compensation expense, driven primarily by a 31% increase in headcount in our customer support and cloud operations organizations from January 31, 2019 to January 31, 2020. Increases in cost of revenue were partially offset by decreased expenses of $1.2 million associated with certain one-time costs recognized in the three months ended January 31, 2019 that were not present in the three months ended January 31, 2020.

Gross margin increased from 79% during the three months ended January 31, 2019 to 80% during the three months ended January 31, 2020. The increase in gross margin was primarily driven by certain one-time costs recognized in the three months ended January 31, 2019 that were not present in the three months ended January 31, 2020.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$61,621	$38,756	$22,865	59%
Sales and marketing expenses increased by $22.9 million, or 59%, for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The increase was primarily due to an increase of $16.9 million in employee-related expenses, inclusive of an increase of $6.4 million in stock-based compensation expense, and an increase of $2.1 million in sales commissions expense, driven by a 35% increase in headcount from January 31, 2019 to January 31, 2020. The remainder of the increase was primarily attributable to increased expenses of $2.1 million in marketing and advertising expenses and $2.0 million in travel expenses.
Research and Development Expenses

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$20,706	$15,071	$5,635	37%
Research and development expenses increased by $5.6 million, or 37%, for the three months ended January 31, 2020, compared to the three months ended January 31, 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $5.6 million in employee-related expenses, inclusive of an increase of $1.7 million in stock-based compensation expense, driven by a 38% increase in headcount from January 31, 2019 to January 31, 2020. The remainder of the increase was primarily attributable to increased expenses of $2.0 million for facility, IT and professional services. Expense increases were partially offset by higher capitalized internal-use software development costs of $1.9 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$28,983	$10,386	$18,597	179%
General and administrative expenses increased by $18.6 million, or 179%, for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The increase was primarily due to a $15.0 million payment to Broadcom in January 2020 in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 8, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q. The remaining of the increase was primarily driven by $2.6 million in employee-related costs, inclusive of an increase of $1.6 million in stock-based compensation expense, driven by a 35% increase in headcount from January 31, 2019 to January 31, 2020.

Interest Income

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Interest income	$1,855	$1,924	$(69)	(4)%
Interest income decreased by $0.1 million for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The decrease was driven by lower market interest rates.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$(13)	$250	$(263)	(105)%
Other income (expense), net decreased by $0.3 million for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended January 31, 2020 as compared to the three months ended January 31, 2019.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Provision for income taxes	$716	$547	$169	31%
Our provision for income taxes increased by $0.2 million for the three months ended January 31, 2020, compared to the three months ended January 31, 2019, primarily related to income taxes in the foreign jurisdictions in which we operate.
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

Comparison of the Six Months Ended January 31, 2020 and 2019
Revenue

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$194,858	$137,600	$57,258	42%
Revenue increased by $57.3 million, or 42% for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $36.2 million in revenue, as reflected by our dollar-based net retention rate of 116% for the trailing 12 months ended January 31, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 17% from January 31, 2019 to January 31, 2020.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue	$39,796	$27,370	$12,426	45%
Gross margin	80%	80%
Cost of revenue increased by $12.4 million, or 45%, for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $7.2 million for data center and equipment related costs for hosting and operating of our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $4.7 million, inclusive of an increase of $1.8 million in stock-based compensation expense, driven primarily by a 31% increase in headcount in our customer support and cloud operations organizations from January 31, 2019 to January 31, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO.
Gross margin remained unchanged at 80% for the six months ended January 31, 2019 compared to the six months ended January 31, 2020.
Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$121,032	$75,301	$45,731	61%
Sales and marketing expenses increased by $45.7 million, or 61%, for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The increase was primarily due to an increase of $33.1 million in employee-related expenses, inclusive of an increase of $13.7 million in stock-based compensation expense, and an increase of $4.1 million in sales commission expense, driven by a 35% increase in headcount from January 31, 2019 to January 31, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO. Additionally, our sales and marketing expenses increased by $6.6 million primarily due to growth of certain major sales and marketing events held during the six months ended January 31, 2020, including our Zenith Live events. The remainder of the increase was primarily attributable to increased expenses of $3.8 million in travel expenses.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$40,977	$28,257	$12,720	45%
Research and development expenses increased by $12.7 million, or 45%, for the six months ended January 31, 2020, compared to the six months ended January 31, 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $12.3 million in employee-related expenses, inclusive of an increase of $3.8 million in stock-based compensation expense, driven by a 38% increase in headcount from January 31, 2019 to January 31, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $2.9 million for facility and equipment related expenses to support our growth. Expense increases were partially offset by decreased expenses of $3.4 million, as a result of higher capitalization of development costs for internal-use software to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$41,608	$20,517	$21,091	103%
General and administrative expenses increased by $21.1 million, or 103%, for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The increase was primarily due to a $15.0 million payment to Broadcom in January 2020 in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 8, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q. The remainder of the increase was primarily driven by $4.2 million in employee-related costs, inclusive of an increase of $2.2 million in stock-based compensation expense, driven by a 35% increase in headcount from January 31, 2019 to January 31, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO.
Interest Income

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Interest income	$3,877	$3,514	$363	10%
Interest income increased by $0.4 million for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The increase was primarily driven by our increased holdings of cash equivalents and short-term investments as compared to the six months ended January 31, 2019.

Other Income (Expense), Net

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$(42)	$62	$(104)	(168)%
Other income (expense), net decreased by $0.1 million for the six months ended January 31, 2020, compared to the six months ended January 31, 2019. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for the six months ended January 31, 2020 as compared to the six months ended January 31, 2019.
Provision for Income Taxes

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(in thousands)
Provision for income taxes	$1,510	$874	$636	73%
Our provision for income taxes increased by $0.6 million for the six months ended January 31, 2020, compared to the six months ended January 31, 2019, primarily related to income taxes in the foreign jurisdictions in which we operate.
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
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $384.9 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $270.7 million as of January 31, 2020. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows from operations in future periods due to expected investments to grow our business.

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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had deferred revenue of $280.0 million, of which $251.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$26,860	$26,721
Net cash used in investing activities	$(40,902)	$(119,283)
Net cash provided by financing activities	$12,092	$24,270
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2020 was $26.9 million, which resulted from a net loss of $46.2 million, which included a $15.0 million payment to Broadcom in January 2020 in connection with the settlement of the Symantec Cases (refer to Note 8, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q), adjusted for non-cash charges of $68.9 million and net cash inflows of $4.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $42.2 million for stock-based compensation expense, $11.4 million for amortization of deferred contract acquisition costs, $7.5 million for depreciation and amortization expense, $6.2 million for noncash operating lease costs and $1.4 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $28.8 million in deferred revenue from advanced invoicing in accordance with our subscription contracts and an increase of $3.5 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $15.7 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $5.2 million in operating lease liabilities primarily due to lease payments, an increase of $4.0 million in prepaid expenses, other current and noncurrent assets to balance our working capital requirements, an increase of $1.4 million in accounts receivable primarily due to timing of billings and collections and a decrease of $1.2 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during the six months ended January 31, 2019 was $26.7 million, which resulted from a net loss of $11.1 million, adjusted for non-cash charges of $33.6 million and net cash inflows of $4.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $20.8 million for stock-based compensation expense, $8.8 million of amortization of deferred contract acquisition costs and $4.7 million of depreciation and amortization expense, partially offset by accretion of purchase discounts, net of amortization of investment premiums of $1.1 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $42.0 million in deferred revenue from advanced invoicing in accordance with our subscription contracts and an increase of $1.0 million in accrued expenses and other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $13.9 million in accounts receivable primarily due to seasonality in terms of when we enter into agreements with customers, an increase of $13.5 million in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $7.9 million in accrued compensation, primarily due to issuance of common stock under our employee stock purchase plan, an increase of $2.8 million in prepaid expenses, other current and noncurrent assets and a decrease of $0.8 million in accounts payable.
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2020 of $40.9 million was primarily attributable to the purchases of short-term investments of $147.5 million and capital expenditures of $19.4 million to support the growth of our cloud platform and investments in leasehold improvements associated with our new corporate headquarters to support our headcount growth. These activities were partially offset by proceeds from the maturities of short-term investments of $126.0 million.
Net cash used in investing activities during the six months ended January 31, 2019 of $119.3 million was primarily attributable to the purchase of short-term investments of $179.9 million, investments in capital expenditures of $9.5 million to support our cloud platform and headcount and payments for acquired intangible assets of $1.5 million. These activities were partially offset by proceeds from the maturities of short-term investments of $71.6 million.
Financing Activities
Net cash provided by financing activities of $12.1 million during the six months ended January 31, 2020 was primarily attributable to $6.8 million in proceeds from the exercise of stock options and $5.3 million in proceeds from issuance of common stock under the employee stock purchase plan.
Net cash provided by financing activities of $24.3 million during the six months ended January 31, 2019 was primarily due to $15.5 million in proceeds from the exercise of stock options, primarily as a result of the termination of our initial public offering lock-up period ending in September 2018, $8.7 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from the repayment of the outstanding principal amount of the notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments of offering costs related to our IPO.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
			(in thousands)
Real estate arrangements(1)	$45,575	$6,551	$12,975	$13,302	$12,747
Co-location arrangements(1)	29,232	15,357	13,875	—	—
Non-cancelable purchase obligations	21,913	18,181	3,432	300	—
Other current liabilities(2)	2,525	2,525	—	—	—
Total	$99,245	$42,614	$30,282	$13,602	$12,747
_____
(1) Amounts are reflected on an undiscounted basis. For additional information refer to Note 7, Operating leases of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.
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
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of January 31, 2020, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.1 million with a bank, which serve as security under certain real estate leases included in Note 7, Operating Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies to our consolidated financial statements included in our Form 10-K filed with the SEC on September 18, 2019. There have been no significant changes to these policies for the six months ended January 31, 2020, except as described in Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
As of January 31, 2020, we had cash, cash equivalents and short-term investments totaling $384.9 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2020, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.7 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for six months ended January 31, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $28.7 million, $33.6 million and $35.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of January 31, 2020, we had an accumulated deficit of $270.7 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Our competitors and potential competitors include:
•independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Broadcom (formerly Symantec), which offer a broad mix of network and endpoint security products;
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% of our revenue for each of fiscal 2019 and fiscal 2018 and 47% of our revenue for fiscal 2017, and 40% and 43% of our revenue for the six months ended January 31, 2020 and 2019, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters, acts of terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as the novel coronavirus COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
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
We are unable to predict the likelihood of success in defending against future infringement claims. In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; or we may agree to a settlement that prevents us from offering certain services or features; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time, during which we could be unable to continue to offer our affected services or features, effort and expense and may ultimately not be successful. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, third-party infringement lawsuits could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our services and dissuade potential customers from purchasing our services, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in third-party infringement lawsuits could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. Further, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Union implemented the General Data Protection Regulation in May 2018, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. Similarly, California in 2018 adopted the California Consumer Privacy Act, which took effect in January 2020 and seeks to provide California consumers with increased privacy rights and protections for their personal information. Further, China and Russia, countries in which we offer our solutions, recently enacted legislation regulating certain technologies, and it is not clear how broadly such legislation will be interpreted or applied in relation to our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, including the British Pound, Indian Rupee and Euro, and related impact on sales cycles; and
•The impact of natural disasters and public health pandemics and epidemics, such as the novel coronavirus COVID-19, on customers, partners, suppliers, employees, travel and the global economy.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the government of the United Kingdom initiated a process to leave the EU (often referred to as "Brexit") without an agreement in place. This has led to legal uncertainty in the region and could adversely affect the tax, operational, legal and regulatory regimes to which our business is subject. In addition, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our UK or EU customers to modify spending priorities or delay purchasing decisions, and may result in lengthened sales cycles, any of which could harm our business and operating results.
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
As of January 31, 2020, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 46.6% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 20.7% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
The market price of our common stock has fluctuated substantially and may fluctuate significantly in the future in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
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
There were no purchases of shares of our common stock during the three months ended January 31, 2020.
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

Zscaler, Inc.

March 4, 2020	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer