Form 10-Q
period 2020-04-30
Zscaler, Inc.
filed 2020-06-03
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 29, 2020, the number of shares of registrant’s common stock outstanding was 130,518,247.

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
•the potential impact on our business of the ongoing COVID-19 pandemic;
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$124,592	$78,484
Short-term investments	266,722	286,162
Accounts receivable, net	105,583	93,341
Deferred contract acquisition costs	26,316	21,219
Prepaid expenses and other current assets	28,903	16,880
Total current assets	552,116	496,086
Property and equipment, net	63,297	41,046
Operating lease right-of-use assets	35,128	—
Deferred contract acquisition costs, noncurrent	58,024	48,566
Acquired intangible assets, net	10,146	8,708
Goodwill	13,350	7,479
Other noncurrent assets	3,903	2,277
Total assets	$735,964	$604,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,392	$6,208
Accrued expenses and other current liabilities	14,366	12,810
Accrued compensation	34,215	21,544
Deferred revenue	274,726	221,387
Operating lease liabilities	12,939	—
Total current liabilities	345,638	261,949
Deferred revenue, noncurrent	26,065	29,815
Operating lease liabilities, noncurrent	27,909	—
Other noncurrent liabilities	1,558	3,840
Total liabilities	401,170	295,604
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2020 and July 31, 2019; 130,347 and 127,253 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	130	127
Additional paid-in capital	623,859	532,618
Accumulated other comprehensive income	827	268
Accumulated deficit	(290,022)	(224,455)
Total stockholders’ equity	334,794	308,558
Total liabilities and stockholders’ equity	$735,964	$604,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue	$110,524	$79,128	$305,382	$216,728
Cost of revenue	24,579	14,960	64,375	42,330
Gross profit	85,945	64,168	241,007	174,398
Operating expenses:
Sales and marketing	67,727	45,295	188,759	120,596
Research and development	24,117	16,499	65,094	44,756
General and administrative	14,615	15,911	56,223	36,428
Total operating expenses	106,459	77,705	310,076	201,780
Loss from operations	(20,514)	(13,537)	(69,069)	(27,382)
Interest income	1,528	2,081	5,405	5,595
Other income (expense), net	70	(144)	28	(82)
Loss before income taxes	(18,916)	(11,600)	(63,636)	(21,869)
Provision for income taxes	421	636	1,931	1,510
Net loss	$(19,337)	$(12,236)	$(65,567)	$(23,379)
Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.51)	$(0.19)
Weighted-average shares used in computing net loss per share, basic and diluted	129,682	124,672	128,538	122,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net loss	$(19,337)	$(12,236)	$(65,567)	$(23,379)
Other comprehensive income, net of tax:
Unrealized net gains on available-for-sale securities	336	160	559	225
Other comprehensive income	336	160	559	225
Comprehensive loss	$(19,001)	$(12,076)	$(65,008)	$(23,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	129,266	$129	$589,229	$491	$(270,685)	$319,164
Issuance of common stock upon exercise of stock options	882	1	5,795	—	—	5,796
Vesting of restricted stock units	199	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	131
Stock-based compensation	—	—	28,704	—	—	28,704
Unrealized net gains on available-for-sale-securities	—	—	—	336	—	336
Net loss	—	—	—	—	(19,337)	(19,337)
Balance as of April 30, 2020	130,347	$130	$623,859	$827	$(290,022)	$334,794
Stockholders' equity activity for the three months ended April 30, 2019:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	123,897	$124	$483,951	$(59)	$(206,943)	$277,073
Issuance of common stock upon exercise of stock options	1,642	2	8,028	—	—	8,030
Vesting of restricted stock units	13	—	—	—	—	—
Vesting of early exercised common stock options	—	—	277	—	—	277
Stock-based compensation	—	—	13,275	—	—	13,275
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	160	—	160
Net loss	—	—	—	—	(12,236)	(12,236)
Balance as of April 30, 2019	125,552	$126	$505,531	$101	$(219,179)	$286,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)
Stockholders' equity activity for the nine months ended April 30, 2020:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$—	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	2,102	3	12,551	—	—	—	12,554
Issuance of common stock under the employee stock purchase plan	284	—	5,334	—	—	—	5,334
Vesting of restricted stock units	708	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	393	—	—	—	393
Stock-based compensation	—	—	72,963	—	—	—	72,963
Unrealized net gains on available-for-sale-securities	—	—	—	—	559	—	559
Net loss	—	—	—	—	—	(65,567)	(65,567)
Balance as of April 30, 2020	130,347	$130	$623,859	$—	$827	$(290,022)	$334,794
Stockholders' equity activity for the nine months ended April 30, 2019:

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	5,153	6	23,517	—	—	—	23,523
Issuance of common stock under the employee stock purchase plan	627	1	8,690	—	—	—	8,691
Vesting of restricted stock units	16	—	—	—	—	—	—
Repurchases of unvested common stock	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	844	—	—	—	844
Stock-based compensation	—	—	34,088	—	—	—	34,088
Unrealized net gains on available-for-sale-securities, net of tax	—	—	—	—	225	—	225
Net loss	—	—	—	—	—	(23,379)	(23,379)
Balance as of April 30, 2019	125,552	$126	$505,531	$—	$101	$(219,179)	$286,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(65,567)	$(23,379)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	12,278	7,331
Amortization expense of acquired intangible assets	2,062	405
Amortization of deferred contract acquisition costs	17,673	13,505
Noncash operating lease costs	9,649	—
Stock-based compensation expense	70,012	34,088
Accretion of purchased discounts, net of amortization of investment premiums	(463)	(1,702)
Deferred income taxes	(555)	—
Impairment of assets	746	—
Other	305	244
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(12,218)	(9,540)
Deferred contract acquisition costs	(32,228)	(21,700)
Prepaid expenses, other current and noncurrent assets	(13,365)	(3,361)
Accounts payable	1,923	(611)
Accrued expenses, other current and noncurrent liabilities	660	(1,047)
Accrued compensation	12,671	(1,548)
Deferred revenue	49,581	47,519
Operating lease liabilities	(5,482)	—
Net cash provided by operating activities	47,682	40,204
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(24,793)	(16,698)
Capitalized internal-use software	(6,296)	(1,713)
Acquired intangible assets	—	(1,480)
Payments for business acquisitions, net of cash acquired	(8,918)	(823)
Purchases of short-term investments	(202,764)	(272,324)
Proceeds from maturities of short-term investments	209,225	139,361
Proceeds from sale of short-term investments	14,084	—
Net cash used in investing activities	(19,462)	(153,677)
Cash Flows From Financing Activities
Payments of offering costs related to initial public offering	—	(1,797)
Proceeds from issuance of common stock upon exercise of stock options	12,554	23,523
Proceeds from issuance of common stock under the employee stock purchase plan	5,334	8,691
Repurchases of unvested common stock	—	(22)
Repayments of notes receivable from stockholders	—	1,905
Net cash provided by financing activities	17,888	32,300
Net increase (decrease) in cash, cash equivalents and restricted cash	46,108	(81,173)
Cash, cash equivalents and restricted cash at beginning of period	78,484	136,147
Cash, cash equivalents and restricted cash at end of period	$124,592	$54,974
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,738	$1,500
Noncash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$1,446	$1,551
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$27,205	$—
Vesting of early exercised common stock options	$393	$844
Net change in deferred offering costs accrued	$—	$(2,097)
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$124,592	$54,974
Restricted cash, current and non-current	—	—
Total cash, cash equivalents and restricted cash	$124,592	$54,974
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the "Fiscal 2019 Form 10-K"), as filed with the SEC on September 18, 2019.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2019 was derived from the audited financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the consolidated balance sheets as of April 30, 2020, the consolidated statements of operations for the three and nine months ended April 30, 2020 and 2019, the consolidated statements of comprehensive loss for the three and nine months ended April 30, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended April 30, 2020 and 2019 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2020 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2020 or for any other future fiscal year or interim period.
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
Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2020, for example, refer to our fiscal year ending July 31, 2020.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2019 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2020 other than for the adoption of new accounting guidance related to leases effective August 1, 2019 further described below.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities is adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.

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
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. We recognize stock-based compensation expense over an award’s requisite service period based on the award’s fair value.
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
Stock-based compensation for performance stock awards (“PSAs”) which have the same grant date and service inception date, is based on the probable number of shares to be attained and the market closing price of our common stock at the grant date. For PSAs where the service inception date of the awards precedes the grant date, stock-based compensation expense is recognized based on the number of PSAs for which it is probable that the performance condition will be met, using the accelerated attribution method and the market closing price of our common stock at each reporting date up to the grant date. The number of these PSAs for which it is probable that the performance condition will be met is determined using management’s best estimate at the end of each reporting period. At the completion of the performance period for these PSAs, any earned PSAs are granted upon approval of the compensation committee of our board of directors.
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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% and 99% of our revenue for the three months ended April 30, 2020 and 2019, respectively, and approximately 98% and 99% of our revenue for the nine months ended April 30, 2020 and 2019, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
United States	$53,741	49%	$38,973	49%	$149,315	49%	$106,406	49%
Europe, Middle East and Africa (*)	44,756	40%	32,340	41%	124,047	40%	89,286	41%
Asia Pacific	9,992	9%	6,353	8%	26,638	9%	16,816	8%
Other	2,035	2%	1,462	2%	5,382	2%	4,220	2%
Total	$110,524	100%	$79,128	100%	$305,382	100%	$216,728	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% and 11% of our revenue for the three months ended April 30, 2020 and 2019, respectively, and 10% of our revenue for the nine months ended April 30, 2020 and 2019.

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except per percentage data)
Channel partners	$106,942	97%	$75,670	96%	$295,316	97%	$206,763	95%
Direct customers	3,582	3%	3,458	4%	10,066	3%	9,965	5%
Total	$110,524	100%	$79,128	100%	$305,382	100%	$216,728	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and nine months ended April 30, 2020 and 2019. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	April 30, 2020	July 31, 2019
Channel partner A	17%	*
Channel partner B	10%	11%
Channel partner C	*	10%
Channel partner D	*	12%
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended April 30, 2020 and 2019, we recognized revenue of $193.7 million and $125.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $653.5 million. We expect to recognize 56% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.

The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$74,050	$60,601	$69,785	$55,910
Capitalization of contract acquisition costs	16,538	8,228	32,228	21,700
Amortization of deferred contract acquisition costs	(6,248)	(4,724)	(17,673)	(13,505)
Ending balance	$84,340	$64,105	$84,340	$64,105

Deferred contract acquisition costs, current	$26,316	$19,391	$26,316	$19,391
Deferred contract acquisition costs, noncurrent	58,024	44,714	58,024	44,714
Total deferred contract acquisition costs	$84,340	$64,105	$84,340	$64,105
Sales commissions accrued but not paid as of April 30, 2020 and July 31, 2019, totaled $10.8 million and $9.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$89,782	$—	$—	$89,782

Short-term investments:
U.S. treasury securities	$61,141	$429	$—	$61,570
U.S. government agency securities	96,798	241	(11)	97,028
Corporate debt securities	107,840	486	(202)	108,124
Total	$265,779	$1,156	$(213)	$266,722

Total cash equivalents and short-term investments	$355,561	$1,156	$(213)	$356,504
Cash equivalents and short-term investments consisted of the following as of July 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$55,036	$—	$—	$55,036

Short-term investments:
U.S. treasury securities	$125,042	$248	$(9)	$125,281
U.S. government agency securities	64,689	7	(50)	64,646
Corporate debt securities	96,047	207	(19)	96,235
Total	$285,778	$462	$(78)	$286,162

Total cash equivalents and short-term investments	$340,814	$462	$(78)	$341,198

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2020:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$155,408	$156,154
Due between one and two years	110,371	110,568
Total	$265,779	$266,722
Short-term investments that were in an unrealized loss position as of April 30, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$21,498	$(10)	$7,000	$(1)	$28,498	$(11)
Corporate debt securities	31,035	(201)	1,000	(1)	32,035	(202)
Total	$52,533	$(211)	$8,000	$(2)	$60,533	$(213)
Unrealized losses of the above securities were primarily attributable to changes in interest rates.
Short-term investments that were in an unrealized loss position as of July 31, 2019 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$5,719	$(9)	$—	$—	$5,719	$(9)
U.S. government agency securities	36,550	(37)	9,992	(13)	46,542	(50)
Corporate debt securities	14,279	(16)	8,364	(3)	22,643	(19)
Total	$56,548	$(62)	$18,356	$(16)	$74,904	$(78)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of April 30, 2020 and July 31, 2019.
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
Assets that are measured at fair value on a recurring basis consisted of the following as of April 30, 2020:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$89,782	$89,782	$—	$—

Short-term investments:
U.S. treasury securities	$61,570	$—	$61,570	$—
U.S. government agency securities	97,028	—	97,028	—
Corporate debt securities	108,124	—	108,124	—
Total	$266,722	$—	$266,722	$—

Total cash equivalents and short-term investments	$356,504	$89,782	$266,722	$—

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2019:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$55,036	$55,036	$—	$—

Short-term investments:
U.S. treasury securities	$125,281	$—	$125,281	$—
U.S. government agency securities	64,646	—	64,646	—
Corporate debt securities	96,235	—	96,235	—
Total	$286,162	$—	$286,162	$—

Total cash equivalents and short-term investments	$341,198	$55,036	$286,162	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 5. Property and Equipment
Property and equipment consisted of the following:

	April 30, 2020	July 31, 2019
	(in thousands)
Hosting equipment	$74,354	$56,910
Computers and equipment	3,653	2,837
Purchased software	1,311	1,311
Capitalized internal-use software	19,198	9,904
Furniture and fixtures	1,783	1,566
Leasehold improvements	8,303	2,255
Property and equipment, gross	108,602	74,783
Less: Accumulated depreciation and amortization	(45,305)	(33,737)
Total property and equipment, net	$63,297	$41,046
We recognized depreciation and amortization expense on property and equipment of $4.8 million and $2.7 million for the three months ended April 30, 2020 and 2019, respectively, and $12.3 million and $7.3 million for the nine months ended April 30, 2020 and 2019, respectively.

Note 6. Business Combinations
On April 16, 2020 (the "Closing Date"), we acquired Cloudneeti Corporation ("Cloudneeti"), a cloud security posture management company, which prevents and remediates application misconfigurations in cloud service models, including SaaS; infrastructure as a service, or IaaS; and platform as a service, or PaaS. With this acquisition, we will provide our customers industry-leading data protection coverage.
Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $8.9 million in cash, of which $1.35 million was placed in escrow to partially secure our indemnification rights under the purchase agreement. Additionally, certain of Cloudneeti's employees who became our employees are entitled to receive additional consideration in the form of restricted stock units with a value of up to $6.0 million as of the Closing Date. These RSUs are subject to performance and time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of the closing date in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $5.4 million of goodwill, exclusive of goodwill recognized as a result of the deferred tax liability generated by the acquired developed technology, as further described below, and $3.5 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.5 million of acquisition related costs, which were recorded as general and administrative expenses in three months ended April 30, 2020.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.5 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill. As we have a full valuation allowance as of April 30, 2020, we recorded an income tax benefit for this deferred tax liability in the condensed consolidated statement of operations for the three months ended April 30, 2020. Refer to Note 11, Income Taxes, for further information.

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$66
Acquired intangible assets:
Developed technology	3,500	5 years
Goodwill	5,871
Total	$9,437
Liabilities assumed:
Deferred tax liability	$(490)
Other liabilities	(12)
Total	$(502)

Total purchase price consideration	$8,935

The pro forma financial information, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2019	$7,479
Additions	5,871
Balance as of April 30, 2020	$13,350
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of April 30, 2020 and July 31, 2019:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2019	Additions	April 30, 2020	July 31, 2019	Amortization Expense	April 30, 2020	April 30, 2020	July 31, 2019
	(in thousands)
Developed technology	$9,456	$3,500	$12,956	$(897)	$(2,038)	$(2,935)	$10,021	$8,559
Customer relationships	160	—	160	(11)	(24)	(35)	125	149
Total	$9,616	$3,500	$13,116	$(908)	$(2,062)	$(2,970)	$10,146	$8,708
On April 30, 2020, in connection with the acquisition of Cloudneeti, we acquired $3.5 million of developed technology. Refer to Note 6, Business Combinations, for further information.
The weighted-average useful life for the acquired intangible asset during the quarter ended April 30, 2020 was approximately 5.0 years. Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2020 was $0.6 million and $2.1 million, respectively. Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2019 was $0.2 million and $0.4 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues and research and development in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of April 30, 2020:

Amount
Year ending July 31,	(in thousands)
2020 (remaining three months)	$817
2021	3,268
2022	2,660
2023	2,156
2024	721
Thereafter	524
Total	$10,146

Note 8. Operating Leases
The following is a summary of our operating lease costs for the three and nine months ended April 30, 2020:

	Three Months Ended April 30, 2020			Nine Months Ended April 30, 2020
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease	$1,301	$2,196	$3,497	$3,634	$6,078	$9,712
Short-term lease cost	390	296	686	1,016	721	1,737
Variable lease cost	423	398	821	1,036	1,337	2,373
Sublease income	(63)	—	(63)	(63)	—	(63)
Total operating lease costs	$2,051	$2,890	$4,941	$5,623	$8,136	$13,759
At April 30, 2020, the real estate arrangements’ weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.3 years and 4.9%, respectively. At April 30, 2020, the co-location arrangements' weighted-average remaining lease term and weighted-average discount rate for operating leases were 2.1 years and 3.1%. respectively.
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $0.3 million and $5.5 million for the three and nine months ended April 30, 2020, respectively.
Rent expense was $0.8 million and $2.2 million for the three and nine months ended April 30, 2019, respectively. Bandwidth and co-location expenses were $3.6 million and $10.0 million for the three and nine months ended April 30, 2019, respectively. Rent expense prior to fiscal 2020 was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of the lease.
Maturities of operating lease liabilities consisted of the following as of April 30, 2020:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2020 (remaining three months)	$1,100	$2,078	$3,178
2021	5,571	9,004	14,575
2022	4,604	7,134	11,738
2023	4,104	755	4,859
2024	3,697	—	3,697
Thereafter	7,262	—	7,262
Total future minimum lease payments	$26,338	$18,971	$45,309
Less: Imputed interest	3,259	1,202	4,461
Total	$23,079	$17,769	$40,848
As of April 30, 2020, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $17.5 million, which are excluded from the above table. These operating leases will commence between May 2020 and October 2022 with lease terms ranging from 1.2 years to 6.0 years.

Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2019:

	Real Estate Arrangements	Data Center Arrangements	Total
Year ending July 31,	(in thousands)
2020	$4,624	$11,766	$16,390
2021	5,836	9,890	15,726
2022	4,871	5,533	10,404
2023	6,143	106	6,249
2024	6,509	—	6,509
Thereafter	15,977	—	15,977
Total	$43,960	$27,295	$71,255

Note 9. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of April 30, 2020, and July 31, 2019, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $6.9 million and $2.5 million, respectively.
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
As of April 30, 2020, a total of 25.1 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 19.7 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The stock option activity consisted of the following for the nine months ended April 30, 2020:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2019	8,861	$7.16	4.6	$683,294
Granted	150	49.59
Exercised	(2,102)	5.97		109,299
Canceled, forfeited or expired	(360)	8.27
Balance as of April 30, 2020	6,549	$8.45	4.1	$383,966
Exercisable and expected to vest as of July 31, 2019	3,311	$5.60	4.0	$260,479
Exercisable and expected to vest as of April 30, 2020	3,346	$6.37	3.7	$203,145
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the nine months ended April 30, 2020 and 2019 was $109.3 million and $221.8 million, respectively. The weighted-average grant-

date fair value per share of stock options granted for the nine months ended April 30, 2020 was $22.76. There were no stock options granted during the nine months ended April 30, 2019.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended April 30, 2020
Expected term (in years)	6.1
Expected stock price volatility	46.1%
Risk-free interest rate	1.7%
Dividend yield	0.0%
Restricted Stock Units and Performance Stock Awards
The 2018 Plan allows for the grant of restricted stock units ("RSUs"). Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term.
The 2018 Plan allows for the grant of performance stock awards ("PSAs"). The right to earn the PSAs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors or by our senior management for certain types of awards. Generally, earned PSAs are subject to additional time-based vesting.
As of April 30, 2020, we determined that the service inception date for 0.2 million PSAs preceded the grant date, and we recognized $2.5 million of stock-based compensation expense associated with these PSAs during the three and nine months ended April 30, 2020.
As of April 30, 2020, there were 0.5 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of April 30, 2020 and have been excluded from the below table.
The activity of RSUs and PSAs consisted of the following for the nine months ended April 30, 2020:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2019	4,152	$48.51	$349,872
Granted	3,189	50.65
Vested	(708)	41.14	32,315
Canceled or forfeited	(470)	52.34
Balance as of April 30, 2020	6,163	$50.17	$413,408

Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of April 30, 2020, a total of 4.7 million shares of common stock have been reserved for issuance under the ESPP, of which 3.3 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During the nine months ended April 30, 2020, employees purchased approximately 0.3 million shares of our common stock under our employee stock purchase plan at an average purchase price of $18.80 per share, resulting in total cash proceeds of $5.3 million.
ESPP employee payroll contributions accrued at April 30, 2020 and July 31, 2019 were $7.8 million and $2.1 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2020 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2020. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
	April 30, 2020	April 30, 2019
Expected Term in Years	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	53.6% - 57.6%	44.0% - 61.9%
Risk-free interest rate	1.5% - 1.7%	2.5% - 2.7%
Dividend Yield	0.0%	0.0%
Early Exercised Stock Options
During the nine months ended April 30, 2020 and 2019, we reclassified to additional paid-in capital $0.4 million and $0.8 million, respectively, related to common stock issued upon early exercise of stock options which vested during these periods. As of April 30, 2020 and July 31, 2019, the number of shares of early exercised common stock subject to repurchase was approximately 34,000 shares and 122,000 shares with an aggregate exercise price of $0.2 million and $0.6 million, respectively. The liability for early exercised stock options is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. During the nine months ended April 30, 2019, the outstanding principal amount of $1.9 million and accrued interest of $0.2 million were fully repaid.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$1,614	$686	$4,575	$1,808
Sales and marketing	15,119	6,459	37,101	14,777
Research and development	6,738	4,194	17,689	11,387
General and administrative	4,299	1,936	10,647	6,116
Total	$27,770	$13,275	$70,012	$34,088
As of April 30, 2020, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $278.1 million, which we expect to be amortized over a weighted-average period of 2.8 years.
During the three and nine months ended April 30, 2020, we capitalized $1.0 million and $3.0 million, respectively of stock-based compensation associated with the development of software for internal-use. Stock-based compensation related to projects capitalized in the prior comparative periods was immaterial.
Note 11. Income Taxes
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
We recorded a provision for income taxes of $0.4 million and $0.6 million for the three months ended April 30, 2020 and 2019, respectively, and $1.9 million and $1.5 million for the nine months ended April 30, 2020 and 2019, respectively. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business. During the three months ended April 30, 2020, we recognized an income tax benefit of $0.5 million as a result of a release in our valuation allowance on deferred tax assets as a result of the acquisition of Cloudneeti.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state, and U.K. deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and U.K. deferred tax assets.

On March 27, 2020, the House passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. The provision of the legislation did not have a significant impact on our effective tax rate or the income tax payable and deferred income tax positions.
Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(19,337)	$(12,236)	$(65,567)	$(23,379)
Weighted-average shares used in computing net loss per share, basic and diluted	129,682	124,672	128,538	122,644
Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.51)	$(0.19)
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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	April 30,
	2020	2019
	(in thousands)
Outstanding stock options	6,549	10,243
Shares subject to repurchase from early exercised stock options	34	154
Share purchase rights under the ESPP	772	1,354
Unvested RSUs	5,676	3,437
Unvested PSAs (*)	487	464
Total	13,518	15,652
(*) The number of unvested PSAs is based on the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2020, as they are not considered outstanding for accounting purposes. Refer to Note 10, Stock-Based Compensation, for further information.

Note 13. Subsequent Events
In May 2020, we acquired Edgewise Networks Inc. for which we paid approximately $31.0 million in cash. Edgewise Networks secures application-to-application communications in public clouds and data centers. This acquisition broadens our cloud-native platform to improve the security of east-west communication by verifying the identity of application software, services and processes to achieve a zero trust environment. We are in the process of completing our initial accounting for this acquisition.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For nine months ended April 30, 2020 and 2019, our revenue was $305.4 million and $216.7 million, respectively. However, we have incurred net losses in all periods since our inception. For nine months ended April 30, 2020 and 2019, our net loss was $65.6 million and $23.4 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions from the COVID-19 outbreak to date, we are unable to accurately predict the full impact that

COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution, and marketing efforts, and the impact to the business of our customers, vendors, and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Trailing 12 Months Ended April 30, 2020	Trailing 12 Months Ended April 30, 2019
Dollar-based net retention rate	119%	118%

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$85,945	$64,168	$241,007	$174,398
Add:
Stock-based compensation expense	1,614	686	4,575	1,808
Amortization expense of acquired intangible assets	348	163	758	307
Non-GAAP gross profit	$87,907	$65,017	$246,340	$176,513
Gross margin	78%	81%	79%	80%
Non-GAAP gross margin	80%	82%	81%	81%

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Loss from operations	$(20,514)	$(13,537)	$(69,069)	$(27,382)
Add:
Stock-based compensation expense	27,770	13,275	70,012	34,088
Litigation-related expenses	12	6,164	18,353	10,106
Amortization expense of acquired intangible assets	641	166	2,062	405
Asset impairment related to facility exit (1)	430	—	746	—
Non-GAAP income from operations	$8,339	$6,068	$22,104	$17,217
Operating margin	(19)%	(17)%	(23)%	(13)%
Non-GAAP operating margin	8%	8%	7%	8%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of April 30, 2020, employee contributions to our employee stock purchase plan was $7.8 million, which will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2020.
In the nine months ended April 30, 2020, we made a $15.0 million payment to Broadcom in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 9, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by operating activities	$20,822	$13,483	$47,682	$40,204
Less:
Purchases of property, equipment and other assets	(9,694)	(8,091)	(24,793)	(16,698)
Capitalized internal-use software	(2,023)	(810)	(6,296)	(1,713)
Free cash flow	$9,105	$4,582	$16,593	$21,793
As a percentage of revenue:
Net cash provided by operating activities	19%	17%	15%	19%
Less:
Purchases of property, equipment and other assets	(9)%	(10)%	(8)%	(8)%
Capitalized internal-use software	(2)%	(1)%	(2)%	(1)%
Free cash flow margin	8%	6%	5%	10%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services related to our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $46.6 million, or 55%, for the three months ended April 30, 2020 over the three months ended April 30, 2019, and $90.7 million, or 34%, for the nine months ended April 30, 2020 over the nine months ended April 30, 2019. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$110,524	$79,128	$305,382	$216,728
Add: Total deferred revenue, end of period	300,791	211,542	300,791	211,542
Less: Total deferred revenue, beginning of period	(280,022)	(206,020)	(251,202)	(164,023)
Calculated billings	$131,293	$84,650	$354,971	$264,247

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 98% and 99% of our revenue for the three months ended April 30, 2020 and 2019, respectively, and approximately 98% and 99% for the nine months ended April 30, 2020 and 2019, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs, and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Interest Income
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During the nine months ended April 30, 2019, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 10, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the non U.S. tax benefit for excess stock-based compensation deduction and partial release of our U.S. valuation allowance related to the Cloudneeti, Inc. acquisition. We have not recorded any U.S. federal income tax expense. In the U.S. we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$110,524	$79,128	$305,382	$216,728
Cost of revenue(1) (2)	24,579	14,960	64,375	42,330
Gross profit	85,945	64,168	241,007	174,398
Operating expenses:
Sales and marketing(1) (2)	67,727	45,295	188,759	120,596
Research and development(1) (2)	24,117	16,499	65,094	44,756
General and administrative(1) (3) (4)	14,615	15,911	56,223	36,428
Total operating expenses	106,459	77,705	310,076	201,780
Loss from operations	(20,514)	(13,537)	(69,069)	(27,382)
Interest income	1,528	2,081	5,405	5,595
Other income (expense), net	70	(144)	28	(82)
Loss before income taxes	(18,916)	(11,600)	(63,636)	(21,869)
Provision for income taxes	421	636	1,931	1,510
Net loss	$(19,337)	$(12,236)	$(65,567)	$(23,379)

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$1,614	$686	$4,575	$1,808
Sales and marketing	15,119	6,459	37,101	14,777
Research and development	6,738	4,194	17,689	11,387
General and administrative	4,299	1,936	10,647	6,116
Total	$27,770	$13,275	$70,012	$34,088
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$348	$163	$758	$307
Sales and marketing	8	3	24	3
Research and development	285	—	1,280	95
Total	$641	$166	$2,062	$405

(3) Includes asset impairment related to facility exit as follows:	$430	$—	$746	$—

(4) Includes litigation-related expenses as follows:	$12	$6,164	$18,353	$10,106

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	22	19	21	20
Gross margin	78	81	79	80
Operating expenses
Sales and marketing	62	57	62	55
Research and development	22	21	21	21
General and administrative	13	20	19	17
Total operating expenses	97	98	102	93
Operating margin	(19)	(17)	(23)	(13)
Interest income	1	2	2	3
Other income (expense), net	1	—	—	—
Loss before income taxes	(17)	(15)	(21)	(10)
Provision for income taxes	—	—	—	1
Net loss	(17)%	(15)%	(21)%	(11)%

Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$110,524	$79,128	$31,396	40%
Revenue increased by $31.4 million, or 40% for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $17.7 million in revenue, as reflected by our dollar-based net retention rate of 119% for the trailing 12 months ended April 30, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 16% from April 30, 2019 to April 30, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue	$24,579	$14,960	$9,619	64%
Gross margin	78%	81%
Cost of revenue increased by $9.6 million, or 64%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $7.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $2.2 million, inclusive of an increase of $0.9 million in stock-based compensation expense, driven primarily by a 15% increase in headcount in our customer support and cloud operations organizations from April 30, 2019 to April 30, 2020.
Gross margin decreased from 81% during the three months ended April 30, 2019 to 78% during the three months ended April 30, 2020. The decline in gross margin is primarily due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic which resulted from our customers' employees working from home during the three months ended April 30, 2020. Using public cloud infrastructure to manage traffic is significantly more expensive compared to using our data centers.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$67,727	$45,295	$22,432	50%
Sales and marketing expenses increased by $22.4 million, or 50%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase was primarily due to a 41% increase in headcount from April 30, 2019 to April 30, 2020, resulting in an increase of $19.6 million in employee-related expenses, inclusive of an increase of $8.7 million in stock-based compensation expense and an increase of $2.3 million in sales commissions expense.

Research and Development Expenses

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$24,117	$16,499	$7,618	46%
Research and development expenses increased by $7.6 million, or 46%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $7.6 million in employee-related expenses, inclusive of an increase of $2.5 million in stock-based compensation expense, driven by a 43% increase in headcount from April 30, 2019 to April 30, 2020. The remainder of the increase was primarily attributable to increased expenses of $1.1 million for facility, software and equipment related expenses to support our growth. Expense increases were partially offset by higher capitalized internal-use software development costs of $1.1 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$14,615	$15,911	$(1,296)	(8)%
General and administrative expenses decreased by $1.3 million, or 8%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The overall decrease was primarily due to a $4.1 million expense recognized in the three months ended April 30, 2019 as a result of a legal settlement reached with Finjan in April 2019. For further information on this settlement refer to Note 9, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q. Expense decreases were partially offset by an increase of $2.9 million in employee-related costs, inclusive of an increase of $2.4 million in stock-based compensation expense, driven by a 29% increase in headcount from April 30, 2019 to April 30, 2020.
Interest Income

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Interest income	$1,528	$2,081	$(553)	(27)%
Interest income decreased by $0.6 million for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The decrease was primarily driven by lower market interest rates.
Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$70	$(144)	$214	149%

Other income (expense), net increased by $0.2 million for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Provision for income taxes	$421	$636	$(215)	(34)%
Our provision for income taxes decreased by $0.2 million for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The decrease in the provision for income taxes was primarily due to a tax benefit associated with the acquisition of intangible assets from Cloudneeti Corporation ("Cloudneeti"), which reduced our deferred tax asset and the related valuation allowance.
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
The provisions of the CARES Act did not have a significant impact on our effective tax rate or the income tax payable and deferred income tax positions.

Comparison of the Nine Months Ended April 30, 2020 and 2019
Revenue

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$305,382	$216,728	$88,654	41%
Revenue increased by $88.7 million, or 41% for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $61.4 million in revenue, as reflected by our dollar-based net retention rate of 119% for the trailing 12 months ended April 30, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 16% from April 30, 2019 to April 30, 2020.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue	$64,375	$42,330	$22,045	52%
Gross margin	79%	80%
Cost of revenue increased by $22.0 million, or 52%, for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $14.4 million for data center and equipment related costs for hosting and operating of our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $6.9 million, inclusive of an increase of $2.7 million in stock-based compensation expense, driven primarily by a 15% increase in headcount in our customer support and cloud operations organizations from April 30, 2019 to April 30, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO.
Gross margin decreased from 80% for the nine months ended April 30, 2019 to 79% during the nine months ended April 30, 2020. The decline in gross margin is primarily due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic which resulted from our customers' employees working from home during the three months ended April 30, 2020. Using public cloud infrastructure to manage traffic is significantly more expensive compared to using our data centers.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$188,759	$120,596	$68,163	57%
Sales and marketing expenses increased by $68.2 million, or 57%, for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The increase was primarily due to a 41% increase in headcount from April 30, 2019 to April 30, 2020, resulting in an increase of $52.7 million in employee-related expenses, inclusive of an increase of $22.3 million in stock-based compensation expense and an increase of $6.4 million in sales commission expense, and partially by the shift from granting stock options to restricted stock units subsequent to our IPO. Additionally, our sales and marketing expenses increased by $7.6 million primarily due to growth of certain major sales and marketing events held during the nine months ended April 30, 2020, including our Zenith Live events. The remainder of the increase was primarily attributable to increased expenses of $3.9 million in travel expenses and $2.5 million for facility and IT services.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$65,094	$44,756	$20,338	45%
Research and development expenses increased by $20.3 million, or 45%, for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $19.9 million in employee-related expenses, inclusive of an increase of $6.3 million in stock-based compensation expense, driven by a 43% increase in headcount from April 30, 2019 to April 30, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $4.1 million for facility, software and equipment related expenses to support our growth. Expense increases were partially offset by decreased expenses of $4.5 million, as a result of higher capitalization of development costs for internal-use software to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$56,223	$36,428	$19,795	54%
General and administrative expenses increased by $19.8 million, or 54%, for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The increase was primarily due to a $15.0 million payment to Broadcom in January 2020 in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 9, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q, increase of $7.1 million in employee-related costs, inclusive of an increase of $4.5 million in stock-based compensation expense, driven by a 29% increase in headcount from April 30, 2019 to April 30, 2020 and by the shift from granting stock options to restricted stock units subsequent to our IPO. Expense increases were partially offset by a $4.1 million expense recognized in the nine months ended April 30, 2019 as a result of a legal settlement reached with Finjan in April 2019. For further information on this settlement refer to Note 9, Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

Interest Income

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Interest income	$5,405	$5,595	$(190)	(3)%
Interest income decreased by $0.2 million for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The decrease was primarily driven by lower market interest rates.
Other Income (Expense), Net

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$28	$(82)	$110	(134)%
Other income (expense), net increased by $0.1 million for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019.
Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Provision for income taxes	$1,931	$1,510	$421	28%
Our provision for income taxes increased by $0.4 million for the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019. The overall income tax expense recorded for the current fiscal year is driven by income taxes for the foreign countries in which we operate, offset by the tax benefit from the release of a portion of our valuation allowance on deferred tax assets as a result of deferred taxes recorded in purchase accounting as part of the acquisition of Cloudneeti.
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
The provisions of the CARES Act did not have a significant impact on our effective tax rate or the income tax payable and deferred income tax positions.
Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $391.3 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $290.0 million as of April 30, 2020. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures in support of expanding our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, and the impact of COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had deferred revenue of $300.8 million, of which $274.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$47,682	$40,204
Net cash used in investing activities	$(19,462)	$(153,677)
Net cash provided by financing activities	$17,888	$32,300
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2020 was $47.7 million, which resulted from a net loss of $65.6 million, which included a $15.0 million payment to Broadcom in January 2020 in connection with the settlement of the Symantec Cases (refer to Note 9, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q), adjusted for non-cash charges of $111.7 million and net cash inflows of $1.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $70.0 million for stock-based compensation expense, $17.7 million for amortization of deferred contract acquisition costs, $12.3 million for depreciation and amortization expense, $9.6 million for noncash operating lease costs, $2.1 million for amortization expense of acquired intangible assets and $0.7 million for impairment of assets, partially offset by $0.6 million for deferred income taxes and $0.5 million for accretion of purchased discounts, net of amortization of investment premiums. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $49.6 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, an increase of $12.7 million in accrued compensation, an increase of $1.9 million in accounts payable and increase of $0.7 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $32.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $13.4 million in prepaid expenses, other current and noncurrent assets to balance our working capital requirements, an increase of $12.2 million in accounts receivable primarily due to timing of billings and collections, and a decrease of $5.5 million in operating lease liabilities primarily due to lease payments, net of tenant incentives.
Net cash provided by operating activities during the nine months ended April 30, 2019 was $40.2 million, which resulted from a net loss of $23.4 million, adjusted for non-cash charges of $53.9 million and net cash inflows of $9.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.1 million for stock-based compensation expense, $13.5 million of amortization of deferred contract acquisition costs and $7.3 million of depreciation and amortization expense, partially offset by accretion of purchase discounts, net of amortization of investment premiums of $1.7 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $47.5 million in deferred revenue from advanced invoicing in accordance with our subscription contracts. Net cash inflows were partially offset by cash outflows resulting from an increase of $21.7 million in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $9.5 million in accounts receivable primarily due to seasonality in terms of when we enter into agreements with customers, an increase of $3.4 million in prepaid expenses, other current and noncurrent assets, a decrease of $1.5 million in accrued compensation, a decrease of $1.0 million in accrued expenses and other current and noncurrent liabilities and a decrease of $0.6 million in accounts payable.
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2020 of $19.5 million was primarily attributable to the purchases of short-term investments of $202.8 million, capital expenditures of $31.1 million to support the growth of our cloud platform and investments in leasehold improvements associated with our new corporate headquarters to support our headcount growth and $8.9 million, net of cash acquired, in connection with our acquisition of Cloudneeti Corporation. These activities were partially offset by proceeds from the maturities of short-term investments of $209.2 million and sales of short-term investments of $14.1 million.
Net cash used in investing activities during the nine months ended April 30, 2019 of $153.7 million was primarily attributable to the purchase of short-term investments of $272.3 million, investments in capital expenditures of $18.4 million to support our cloud platform and headcount, payments for acquired intangible assets of $1.5 million and payments for business acquisitions, net of cash acquired of $0.8 million. These activities were partially offset by proceeds from the maturities of short-term investments of $139.4 million.
Financing Activities
Net cash provided by financing activities of $17.9 million during the nine months ended April 30, 2020 was primarily attributable to $12.6 million in proceeds from the exercise of stock options and $5.3 million in proceeds from issuance of common stock under the employee stock purchase plan.
Net cash provided by financing activities of $32.3 million during the nine months ended April 30, 2019 was primarily due to $23.5 million in proceeds from the exercise of stock options, primarily as a result of the termination of our initial public offering lock-up period ending in September 2018, $8.7 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from the repayment of the outstanding principal amount of the notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments of offering costs related to our IPO.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of April 30, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
			(in thousands)
Real estate arrangements(1)	$44,655	$7,166	$12,866	$13,506	$11,117
Co-location arrangements(1)	31,904	16,278	15,626	—	—
Non-cancelable purchase arrangements	21,537	17,831	3,406	300	—
Other current liabilities(2)	2,525	2,525	—	—	—
Total	$100,621	$43,800	$31,898	$13,806	$11,117
_____
(1) Amounts are reflected on an undiscounted basis. For additional information refer to Note 8, Operating Leases of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.
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

Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of April 30, 2020, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.1 million with a bank, which serve as security under certain real estate leases included in Note 8, Operating Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies to our consolidated financial statements included in our Form 10-K filed with the SEC on September 18, 2019. There have been no significant changes to these policies for the nine months ended April 30, 2020, except as described in Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of April 30, 2020, we had cash, cash equivalents and short-term investments totaling $391.3 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2020, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $1.2 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for nine months ended April 30, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 9, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.
Risks Related to Our Business
The impact of the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, is highly uncertain and difficult to predict at this time, but it may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and globally, and the duration, severity of its effects and ultimate impact to the world’s population and the global economy are unknown. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments have put in place travel restrictions, quarantines, shelter-in-place orders, and other government orders and restrictions. These restrictions and orders have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could adversely impact our operations, as well as the operations of our customers, partners and vendors. In response to these government actions and mandates, we have modified and may continue to modify our business practices, including, among others, directing all employees to work from home, restricting employee travel, transitioning our employee onboarding and training to remote or online programs, holding virtual sales calls and meetings, and cancelling physical participation in events and conferences. There is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the pandemic.
The impact of the COVID-19 pandemic is fluid and uncertain. We are unable to predict the impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and the impact of the various mitigation efforts. The COVID-19 pandemic has caused a global economic downturn and extreme volatility in financial markets, which could materially and adversely affect demand for our products and services as well as our results of operations and financial condition even after the pandemic is contained and global economic activity stabilizes. The COVID-19 pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers; cause our customers to fail to renew, reduce, shorten, terminate, or renegotiate their subscriptions for our services; and lengthen collection periods of accounts receivable. Any of these developments could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.
While we have not to date experienced a significant impact to our business, operations or financial results as a result of the pandemic, there can be no assurance that these events will not have a material adverse impact on our business, operations or financial results in subsequent quarters or fiscal years.
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $28.7 million, $33.6 million and $35.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of April 30, 2020, we had an accumulated deficit of $290.0 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions, including as a result of the COVID-19 pandemic, which has disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, leisure and retail. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (typically ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost suite. These risks may increase due to COVID-19, as our customers may be financially constrained in their IT spending. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:
•effectively attracting, training and integrating a large number of new employees, particularly members of our sales and management teams, and in the short term to do so remotely during the COVID-19 pandemic;
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
•seasonal buying patterns for IT spending, including the possible slowdown in IT spending due to the recent global economic downturn;
•the quality and level of our execution of our business strategy and operating plan;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in the legislative or regulatory environment;
•the impact and costs related to the acquisition of businesses, talent, technologies or intellectual property rights; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and global health crises and pandemics, such as COVID-19, and governmental responses thereto.
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
•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
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
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home in response to the COVID-19 pandemic, we increased our use of public cloud infrastructure which is substantially more expensive than our own data centers. If we must continue to use or further increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our channel partners’ operations may also be negatively impacted by other effects COVID-19 is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 42% of our revenue for each of fiscal 2019 and fiscal 2018 and 47% of our revenue for fiscal 2017, and 40% and 42% of our revenue for the nine months ended April 30, 2020 and 2019, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of these talented sales personnel in both the U.S. and international markets. In particular, in the near term, we expect to expand our sales and marketing organization significantly. In particular, in the near term, we expect to expand our sales and marketing organization significantly and there is no guarantee that we can effectively transition our employee onboarding and training processes to remote or online programs during the COVID-19 pandemic and efficiently integrate these new hires into our organization

New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. For example, we recently hired a new president go-to-market and chief revenue officer. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. The ongoing COVID-19 pandemic may further extend sales cycles for some of our products and services.
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
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers will be adversely affected. We believe that successfully delivering our cloud solution requires a particularly high level of customer support and engagement. We or our channel partners must successfully assist our customers in deploying our cloud platform, resolving performance issues, addressing interoperability challenges with a customer’s existing network and security infrastructure and responding to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees who are working remotely as a result of the COVID-19 pandemic. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.

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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, with restrictions on activities imposed by governments across the world as a result of the COVID-19 pandemic, it has become more difficult to hire new employees into our business. If these restrictions persist for an extended period, we may be unable to fully address our hiring needs. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters, acts of terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. For example, though the COVID-19 pandemic has not yet had a material impact on our supply chain, the pandemic could result in disruptions and delays for these components. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.
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
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods, which may be further lengthened by the COVID-19 pandemic and governmental responses thereto;
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
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. In addition, the actions taken by state, local, and foreign governments in in response to the COVID-19 pandemic have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in capital markets. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.
Adverse economic conditions or reduced IT security spending may adversely impact our revenue and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on IT networking and security solutions. Our business depends on the overall demand for these solutions and on the economic health and general willingness of our current and prospective customers to purchase our security services. Weak economic conditions, including the downturn in the global and U.S. economies due to COVID-19, or a reduction in IT security spending, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets, and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of April 30, 2020, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 45.8% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 20.6% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.
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
There were no purchases of shares of our common stock during the three months ended April 30, 2020.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

June 3, 2020	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer