Form 10-K
period 2020-07-31
Zscaler, Inc.
filed 2020-09-17
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ to _
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $4.0 billion.
As of August 31, 2020, the number of shares of registrant’s common stock outstanding was 132,906,329.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•sufficiency of cash to meet cash needs for at least the next 12 months and service our outstanding debt;
•our need and ability to raise additional capital in future debt or equity financings;
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

PART I
Item 1. Business
Overview
Our mission is to make the cloud safe for business and enjoyable for users. We deliver four integrated and comprehensive solutions to our customers using our cloud platform, the Zscaler Zero Trust Exchange:
•Secure access to the internet and SaaS with Zscaler Internet Access or ZIA;
•Secure access to internal applications with Zscaler Private Access or ZPA;
•Management and enhancement of the user-to-application experience with Zscaler Digital Experience or ZDX; and
•Workload Segmentation
We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network as the cloud becomes the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would provide inadequate protection for users and data and an increasingly poor user experience. We pioneered a cloud platform, the Zscaler Zero Trust Exchange, that represents a fundamental shift in the architectural design and approach to networking and security.
Enterprise applications are rapidly moving to the cloud to achieve greater IT agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external SaaS applications for critical business functions and moving their internally managed applications to the public cloud, IaaS or PaaS. Enterprise users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
We believe that securing the on-premises corporate network to protect users and data is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a new approach that securely connects users, devices, and applications using business policies, regardless of the network. Our Zero Trust Exchange eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. This purpose-built, multi-tenant, distributed cloud platform incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies.
Before our Zero Trust Exchange, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Today, the network perimeter consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, a zero trust architecture is required. Our architecture is vastly different from the traditional “hub-and-spoke” corporate network, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our Zero Trust Exchange, which is distributed across 150 data centers worldwide, acts as an intelligent switchboard that uses business policies to securely connect users, devices, and applications over any network. We provide all of these solutions at scale, processing well over 100 billion internet requests per day. Our Zero Trust Exchange eliminates the need for organizations to buy and manage a variety of high cost appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply.
Our cloud native, multitenant architecture, which Gartner refers to as SASE, is distributed across 150 data centers globally to bring security and business policy close to users and devices in 185 countries to provide fast, secure, and reliable access. Each day, we block over 100 million threats and perform over 175,000 unique security updates. Our customers benefit from the cloud effect of our ever-expanding ecosystem because once a new threat is detected, it can be blocked across our entire customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 4,500 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 450 of the Forbes Global 2000 as customers. Our customers span every major industry, including financial services, healthcare, manufacturing, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $190.2 million in fiscal 2018 to $302.8 million in fiscal 2019 to $431.3 million in fiscal 2020, representing year-over-year revenue growth of 59% and 42%, respectively. We experienced net losses of $115.1 million, $28.7 million and $33.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Solutions and Zero Trust Exchange Platform
Our Zero Trust Exchange cloud security platform delivers four comprehensive and integrated solutions built natively in the cloud to power digital transformation.
Secure Internet and SaaS Access - Zscaler Internet Access
Zscaler Internet Access, or ZIA, was designed to provide users, servers, operational technology, or OT, and internet of things, or IoT, device secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats as well as protecting an organization’s data while at rest and preventing data from leaking out. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection to assess and correlate the risk of the content to protect against sophisticated, including ransomware and phishing. The cloud platform applies machine learning across our well over 100 billion daily transactions to identify and block unknown threats quickly.
ZIA enables four primary use cases:
Cyberthreat Protection – Our threat prevention functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing, and zero-day cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products. Core cloud platform threat prevention services include:
•Advanced Threat Protection: Our advanced protection functionality delivers real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 175,000 unique security updates are performed every day to the Zscaler cloud to keep users protected. Once we detect a new threat to a user, we block it for all users. We call this the “cloud security effect.”

•Cloud Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats, or APTs, by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our cloud sandbox was designed and built to be multi-tenant and allows customers to determine which traffic should be sent for inspection. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios by holding, detonating and analyzing suspicious files in the sandbox before being sent to the user.
•Browser Isolation: Our cloud browser isolation functionality creates an isolated browsing session that enables users to access any webpage on the internet without downloading any of the web content served by the webpage onto a local device or the corporate network. With Zscaler Cloud Browser Isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. Malicious code that may be hidden in the web content is kept at bay.
Data Protection- Our data protection functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information for users, devices, and servers, reducing our customers’ business and compliance risk. Core cloud platform data protection services include:
•Data Loss Prevention: Our data loss prevention enables enterprises to use predefined or custom dictionaries using efficient pattern-matching algorithms to easily scale to all users and traffic, including compressed or encrypted traffic, to prevent, monitor or block unauthorized or sensitive data exfiltration. Our exact data match, or EDM, functionality augments the accuracy and efficacy of our data loss prevention solution by enabling our customers to populate a custom database scaling to billions of unique fields. Our data loss prevention policies can be enforced for inline data in motion and out-of-band for data at rest.
•Cloud Application Security Brokerage: Our Cloud Access Security Broker, or CASB, and cloud application controls enable enterprises to discover and granularly control user access to known and unknown cloud applications. By doing Secure Sockets Layer, or SSL, interception at scale, we provide malware protection, data loss prevention and CASB functions that can be performed both inline and out-of-band, for specific sanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments or videos based on different user or group identity.
•File Type Controls: Our file type control allows policies to be defined that control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.
•Browser Isolation: With Zscaler Cloud Browser Isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. This approach prevents sensitive data from being downloaded to unauthorized devices in bring your own device environments or on shared public computers.
Secure Local Internet Breakouts – Our local internet breakout capability means traffic destined for the cloud no longer needs to be routed over a private Multiprotocol Label Switching, or MPLS, network to the data center. Traffic can now be routed locally over the internet and directly to the cloud, which provides for a faster experience and a significant reduction in MPLS network costs. Our core cloud platform services for local internet breakouts include:
•Cloud Firewall: Our cloud firewall was designed to protect users by inspecting internet traffic on all ports and protocols, and it offers user level policies, application identification with deep packet inspection and intrusion prevention.
•Bandwidth Control: Our bandwidth control and traffic shaping capabilities ensure that business critical applications are prioritized over non-business critical applications, improving productivity and user experience. By enforcing quality of service in the cloud, our platform enables the optimization of “last-mile” utilization of a customer’s network, providing significant value.
•DNS: Our Domain Name System, or DNS, filtering solution provides a local DNS resolver and enforces acceptable use policies.
Secure Device and Workload Internet Communication - The massive growth in connected devices and machine to machine communications opens up new attack vectors for cybercriminals. Zscaler Internet Access provides inline cyberthreat and data protection to workload, server, IoT, and OT to internet communications to enable the reduction in business risk.
Secure Private Application Access - Zscaler Private Access
Zscaler Private Access, or ZPA, was designed to provide secure access to internally managed applications, either hosted internally in data centers or hosted in private or public clouds. ZPA was designed around four key tenets that fundamentally change the way users access internal applications:
•connect users to applications without bringing users on the network;
•never expose applications to the internet;
•segment access to applications without relying on traditional approach of network segmentation; and
•provide remote access over the internet without virtual private networks, or VPNs.
ZPA enforces a global policy engine that manages access to internally managed applications regardless of location. If access is granted to a user, our ZPA solution connects the user’s device only to the authorized application without exposing the identity or location of the application. Hence applications are not exposed to the internet, further limiting the external attack surface. This results in reduced cost and complexity, while offering better security and an improved user experience.
Our ZPA solution includes broad functionality, which we categorize by the following areas:
•Secure Application Access: Our ZPA solution delivers seamless connectivity to internally managed applications and assets whether they are in the cloud, enterprise data center, or both. Administrators can set global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution eliminates the need for traditional remote access VPNs, SSL, reverse proxies and other similar products.
•Application Discovery: Similar to CASB application discovery reports for internet applications, our ZPA solution provides granular discovery of internally managed applications to aid in the creation of segmentation policies. Because our ZPA solution sits on the application layer and is name-based or domain-based, organizations can quickly and seamlessly identify the internally-managed applications that are running on the network and then easily provision appropriate policies.
•Application Segmentation: This architecture provides capabilities that enable user and application level segmentation, a vast improvement over traditional network segmentation. As each user-to-application connection is segmented with microtunnels, each of which is a temporary session between a specific user and a specific application, lateral movement across the network is prevented, significantly reducing security risk. Microtunnels eliminate the need for internal firewalls, which are required for protecting against lateral malware propagation from machine to machine, and traditional network access control functionality since users are granted access only to applications for which they have permission and are not granted full access to the network.

•Application Protection: Our ZPA solution initiates and connects outbound-only links between authenticated users and internally managed applications using microtunnels. Access is provided to users without bringing them onto the corporate network and without exposing applications to the internet. Internally managed applications are not discoverable or identifiable. With no inbound connections and no public IP addresses, there is no inbound attack surface and therefore no threat of distributed denial-of-service, or DDoS, attacks. With our innovative approach, we eliminate the need for a next-generation firewall. Similarly, by completely removing the need for an exposed IP address or DNS to the internet, we eliminate the need for DDoS mitigation systems.
The primary use cases for our ZPA solution include:
•remote workforce access to private applications without legacy VPN - zero trust from office to data center;
•providing non-employees with secure access to internal applications;
•securely connecting business-to-business, or B2B, customers, service providers and supplier access to applications typically deployed as business to business portals in an extranet;
•direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Microsoft Azure, Amazon Web Services and Google Cloud Platform; and
•access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
Experience Management - Zscaler Digital Experience
Zscaler Digital Experience, or ZDX, is designed to measure end-to-end user experience across key business applications, providing an easy to understand digital experience score for each user, application and location within an enterprise. As users have become mobile and applications have moved to the cloud, traditional network performance monitoring tools have become increasingly irrelevant. Enterprises can no longer collect performance metrics or indicators along the traditional network path as they could when they owned the network and the applications ran in their own data centers. When a user's experience is suffering or an event is negatively impacting user experience, ZDX allows an organization to isolate where in the network path an issue is occurring and whether it is caused by a user’s device, the WiFi connection, the local internet connection, a service provider in the path or the destination application itself. With ZDX, enterprises can quickly determine if an issue is associated with a single user, application or location or indicates a broader issue potentially impacting other users, applications or locations all via a simple visual workflow without a need for additional hardware or software.
Workload Segmentation
We secure applications and workloads by automatically identifying and remediating cloud misconfigurations and by segmenting workloads to prevent the lateral movement of malware and ransomware across a network, without having to do legacy network segmentation.
•Zscaler Cloud Security Posture Management: Zscaler Cloud Security Posture Management, or CSPM, automatically identifies and remediates application misconfigurations in SaaS, IaaS, and PaaS to reduce risk and ensure compliance with industry and organizational benchmarks. Our CSPM solution connects to SaaS, IaaS and PaaS such as O365, AWS and Azure via application APIs and continuously monitors these environments to detect and prevent cloud misconfigurations. CSPM provides visibility into risk posture, enforces set standards via remediation guidance and auto-remediation, enables governance of security policies and compliance frameworks via exceptions and private benchmark compliance dashboards. In addition, reporting is available for multiple regulatory schemes, including CIS, CSA, NIST, ISO, FFIEC, RBI, PCI, HIPAA, GDPR, SOC 2, UK NCSC and GxP Life sciences.
•Zscaler Cloud Workload Segmentation: Zscaler Cloud Workload Segmentation, or CWS, secures application-to-application communications inside public clouds and data centers to stop lateral threat movement, preventing application compromise and reducing the risk of data breaches. Our CWS product utilizes an innovative approach that makes it significantly simpler to deploy and operate than traditional segmentation solutions. CWS considerably improves the security of east-west communication by verifying the identity of the communicating application software, services and processes to achieve a zero trust environment. This reduces the attack surface which lowers the risk of application compromise and data breaches. Our solution discovers individual applications and their legitimate communication patterns and, using machine learning algorithms, automatically creates and enforces authorized communications to provide application segmentation. Use cases include microsegmentation, multi-cloud workload protection, enabling secure public cloud migration, and zero trust security initiatives. CWS greatly reduces operational complexity while enhancing security through zero trust identity policies that are simpler than traditional address-based rules, automating policy management without requiring network changes to implement microsegmentation.
Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications and managing digital experience. We designed and developed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 190 issued and pending patents. Our cloud is distributed across more than 150 data centers on five continents and processes approximately well over 120 billion requests per day from users across 185 countries.
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
•Zscaler Enforcement Nodes: Customer traffic is directed to the nearest Zscaler Enforcement Node, where security, management and compliance policies served by the Zscaler Central Authority are enforced. The Zscaler Enforcement Node also incorporates our differentiated authentication and policy distribution mechanism that enables any user to connect to any Zscaler Enforcement Node at any time to ensure full policy enforcement. The Zscaler Enforcement Node utilizes a full proxy architecture and is built to ensure data is not written to disk to maintain the highest level of data security. Data is scanned in RAM only and then erased. Logs are continuously created in memory and forwarded to our logging module.
•Zscaler Log Servers: Our nanolog technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 100 terabytes of unique raw log data every day. We do not collect customer data other than logs, and those logs are encrypted, never written to disk at enforcement nodes, and stored at destination of choice. Logs are transmitted to our logging servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide our customers visibility into their traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party Security Information and Event Management, or SIEM, service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States or the European Union/Switzerland. Customer data is isolated as part of our multi-tenant architecture.
Our platform is a critical integration point positioned in the data path providing secure access to the internet, cloud and internal applications. We complement and interoperate with key technology and cloud vendors across major market segments, including software-defined wide area network, or SD-WAN, identity and access management, or IAM, device and endpoint management, as well as SIEM for reporting and analytics. Many of these vendors, like us, were developed in the cloud and together provide a foundation for a modern access and security architecture.
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
•Expand in existing customers. We leverage a land-and-expand approach with our existing customers to sell subscriptions for additional users, additional a la carte solutions and premium solution bundles that contain more functionality.
•Leverage channel partners to participate in cloud transformation initiatives. We have invested in establishing long-standing relationships with global telecommunications service providers and are expanding our network of global system integrators and regional telecommunications service providers and cloud-centric value-added resellers.
•Expansion and innovation of services. We continue to invest in research and development and acquire new technologies and products in order to add new and differentiated solutions to our existing product portfolio and to improve the overall functionality, reliability, availability and scalability of our cloud security platform.
•Expansion into additional market segments. We are primarily targeting the expansion of our immediate addressable market, emphasizing U.S. federal government agencies in the near- to medium-term as well as additional international markets in the Asia Pacific region.
We sell to enterprises of all sizes. As of July 31, 2020, we had over 4,500 customers, including over 450 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 51% of our revenue in each of fiscal 2020 and fiscal 2019 and 55% of our revenue in fiscal 2018 was from customers outside the United States. No end customer contributed more than 10% of our revenue in fiscal 2020, fiscal 2019 or fiscal 2018.

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
Data Center Operations
We operate our services across more than 150 data centers around the world, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners. Our platform has received ISO 27001 certification since 2014. In addition, we received ISO 27701 and 270018 certifications in 2020. We are also SOC2 compliant and cleared at the FedRamp High level for ZPA and “In Process” status at the High Impact level for ZIA.
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

Research and development expense was $97.9 million, $62.0 million and $39.4 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India, Canada and Spain.
Competition
The market for security solutions is defined by changing technologies, an evolving threat landscape and complex enterprise needs. Our competitors and potential competitors include legacy on-premises appliance vendors across a number of categories:
•independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Broadcom, which offer a broad mix of network and endpoint security products;
•large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., which offer security appliances and incorporate security capabilities in their networking products;
•companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.) and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
We believe we are positioned favorably against our competitors based on these factors. Our cloud platform integrates many of the point products offered by our competitors and potential competitors, which is a key differentiator. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages users from purchasing our services, including through selling at zero or negative margins, offering concessions, product bundling or maintaining closed technology platforms. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based network security architecture and may not be willing or ready to abandon those historical investments. As our market grows and rapidly changes, we expect it will continue to attract new companies, including smaller emerging companies, which could introduce new products and services. In addition, we may expand into new markets and encounter additional competitors in such markets.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2020, we had over 190 issued and pending patents, including in excess of 110 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2039 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
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
Employees
We had approximately 2,020 employees worldwide as of July 31, 2020. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements.

Corporate Information
We were incorporated in the state of Delaware in September 2007 as SafeChannel, Inc., and in August 2008, we changed our name to Zscaler, Inc. Our principal executive offices are located at 120 Holger Way, San Jose, CA 95134, and our telephone number is (408) 533-0288. Our website address is www.zscaler.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business
The impact of the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, is highly uncertain, very unclear and difficult to predict at this time, but it may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $115.1 million, $28.7 million and $33.6 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of July 31, 2020, we had an accumulated deficit of $339.6 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (typically ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost suite. These risks may increase due to the COVID-19 pandemic, as our customers may be financially constrained in their IT spending. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions.
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
Our competitors and potential competitors include:
•independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Broadcom, which offer a broad mix of network and endpoint security products;
•large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., which offer security appliances and incorporate security capabilities in their networking products;

•companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.) and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:
•effectively attracting, training and integrating, including collaborating with, a large number of new employees, and in the short term, to do so remotely during the COVID-19 pandemic;
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
Additionally, with data security a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform and the performance of our solutions. As a result, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators, and private litigants.

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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our channel partners’ operations may also be negatively impacted by other effects the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 40% of our revenue for fiscal 2020 and 42% of our revenue for fiscal 2019 and fiscal 2018. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, due to the COVID-19 pandemic, many of our personnel are working remotely, which may pose additional data security risks.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Union implemented the General Data Protection Regulation in May 2018, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. In addition, data protection laws in Europe impose requirements with respect to the cross-border transfer of certain personal data. We historically relied upon the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks, and the use of certain standard contractual clauses approved by the European Commission, to address these requirements. In July 2020, the CJEU, Europe’s highest court, held that the EU-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of contractual clauses governing cross-border transfers of personal data. As a result, we may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the U.S. If the measures we implement are later determined to be insufficient, we may face enforcement actions by data protection authorities.
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
Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the security features and services that our customers expect from our solutions, and may require us to make changes to our solutions or other practices in an effort to comply with them. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private litigation, fines and penalties or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business and operating results.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% , 51% and 55% of our revenue from our international customers in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of July 31, 2020, approximately 52% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt.
On June 25, 2020, we issued $1,150 million in aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, referred to herein as the Notes. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our financial condition.
Our failure to raise additional capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. In addition, the actions taken by state, local, and foreign governments in in response to the COVID-19 pandemic have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in capital markets. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.
Adverse economic conditions or reduced IT security spending may adversely impact our revenue and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on IT networking and security solutions. Our business depends on the overall demand for these solutions and on the economic health and general willingness of our current and prospective customers to purchase our security services. Weak economic conditions, including the downturn in the global and U.S. economies due to the COVID-19 pandemic, or a reduction in IT security spending, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.
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

We are expanding our international operations and staff to support our business in international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. For example, certain jurisdictions have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $626.3 million and $177.1 million, respectively, available to offset future taxable income. Beginning in 2027, $177.8 million of the federal net operating losses will begin to expire. The remaining $448.5 million of the federal net operating losses will carry forward indefinitely. Beginning in 2024, $164.7 million of state net operating losses will begin to expire at different periods. The remaining $12.4 million of state net operating losses will carry forward indefinitely. As of July 31, 2020 and 2019, we had foreign net operating loss carryforward of $19.5 million and $17.7 million, respectively, all of which will be carried forward indefinitely.
As of July 31, 2020, we also had U.S. federal and California research and development credits of $19.5 million and $14.5 million , respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development credits may be carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carry-forwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations. For example, California recently enacted legislation limiting our ability to use our state net operating loss carryforwards and credits for taxable years through 2022.
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
As of July 31, 2020, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 43.9% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 20.2% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•actual or perceived privacy, data protection, or information security incidents or breaches;
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
Risks Related to the Ownership of Our Notes

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes will be accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
In August 2020, the Financial Accounting Standard Board issued Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic

815-40), which simplifies the accounting for certain financial instruments with characteristics of liability and equity. This new standard affects entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. Among the main amendments, this standard eliminates the treasury stock method for convertible instruments (such as the Notes) and instead requires the application of the “if-converted” method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the Notes were converted into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. Accordingly, the if-converted method is typically more dilutive than the treasury stock method and, therefore, our diluted earnings per share may be adversely affected. This new standard is effective for us beginning August 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
The capped call transactions may affect the value of our common stock.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers and/or their respective affiliates and other financial institutions (the “Option Counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the Option Counterparties purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes.
In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion, repurchase, or redemption of the Notes, to the extent we exercise the relevant election under the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the Option Counterparties.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space (the "leased premises") under a sublease agreement that expires in 2026. We initially occupied approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy expected to occur by October 2025. We also maintain offices elsewhere in the United States, including in Atlanta, Georgia; New York, New York; Raleigh, North Carolina; and Tysons, Virginia, as well as multiple locations internationally, including in Australia, Canada, France, Germany, India, Japan, Singapore, Spain and the United Kingdom. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
While we believe that our facilities are adequate to meet our needs for the immediate future, we continue to evaluate our real estate needs in light of the COVID-19 pandemic and believe, should it be needed, suitable additional space will be available to accommodate our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data," Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Markets Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the ticker symbol "ZS" since March 16, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of July 31, 2020, we had 74 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2020.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
On May 22, 2020 in connection with our acquisition of Edgewise Networks Inc., we agreed to issue a total of 120,340 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in this transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

(b) Issuer Purchases of Equity Securities
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
We have presented below the cumulative total return to our stockholders between March 16, 2018 (the date our common stock commenced trading on the Nasdaq) through July 31, 2020 in comparison to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Zscaler, Inc., the S&P 500 Index
and the S&P Information Technology Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
3-16-18
4-30-18
7-31-18
10-31-18
1-31-19
4-30-19
7-31-19
10-31-19
1-31-20
4-30-20
7-31-20
Zscaler, Inc.
S&P 500
S&P Information Technology

*$100 invested on 3/16/18 in stock or 2/28/18 in index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Company/Index	March 16, 2018 (*)	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
Zscaler, Inc.	$100.00	$90.58	$107.00	$109.97	$146.58	$207.00	$255.36	$133.27	$169.97	$203.27	$393.48
S&P 500 Index	$100.00	$97.83	$104.56	$101.16	$101.42	$111.03	$112.91	$115.65	$123.42	$111.99	$126.41
S&P 500 Information Technology Index	$100.00	$96.18	$105.06	$103.05	$99.00	$118.07	$121.58	$126.32	$144.62	$139.41	$168.89
_____
(*) Base period.

Item 6. Selected Financial Data
The selected consolidated statements of operations data presented below for fiscal 2020, fiscal 2019 and fiscal 2018 and the consolidated balance sheet data as of July 31, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2017 and fiscal 2016 and the consolidated balance sheet data as of July 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended July 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$431,269	$302,836	$190,174	$125,717	$80,325
Cost of revenue(1)(2)	95,733	59,669	37,875	27,472	20,127
Gross profit	335,536	243,167	152,299	98,245	60,198
Operating expenses:
Sales and marketing(1)(2)	277,981	169,913	116,409	79,236	56,702
Research and development(1)(2)	97,879	61,969	39,379	33,561	20,940
General and administrative(1)(3)(4)	73,632	46,598	31,135	20,521	9,399
Total operating expenses	449,492	278,480	186,923	133,318	87,041
Loss from operations	(113,956)	(35,313)	(34,624)	(35,073)	(26,843)
Interest income	6,477	7,730	2,236	597	289
Interest expense(5)	(5,025)	—	—	—	—
Other income (expense), net	(224)	(329)	79	(107)	(416)
Loss before income taxes	(112,728)	(27,912)	(32,309)	(34,583)	(26,970)
Provision for income taxes	2,388	743	1,337	877	468
Net loss	$(115,116)	$(28,655)	$(33,646)	$(35,460)	$(27,438)
Accretion of Series C and D redeemable convertible preferred stock	—	—	(6,332)	(9,570)	(8,648)
Net loss attributable to common stockholders	$(115,116)	$(28,655)	$(39,978)	$(45,030)	$(36,086)
Net loss per share attributable to common stockholders, basic and diluted(6)	$(0.89)	$(0.23)	$(0.63)	$(1.54)	$(1.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(6)	129,323	123,566	63,881	29,221	26,521
_____

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$7,318	$2,926	$757	$348	$189
Sales and marketing	66,539	23,118	5,044	2,794	1,574
Research and development	30,173	15,090	3,045	5,574	1,025
General and administrative	17,365	5,289	2,378	1,203	829
Total	$121,395	$46,423	$11,224	$9,919	$3,617
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$2,030	$512	$—	$—	$—
Sales and marketing	74	10	—	—	—
Research and development	1,280	386	—	—	—
Total	$3,384	$908	$—	$—	$—

(3) Includes asset impairment related to facility exit as follows:	$746	$—	$—	$—	$—

(4) Includes litigation-related expenses as follows:	$18,356	$13,079	$8,039	$5,827	$—

(5) Includes amortization of debt discount and issuance costs as follows:	$4,885	$—	$—	$—	$—

(6) See Note 15, Net Loss Per Share Attributable to Common Stockholders, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	July 31,
	2020(1)	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$141,851	$78,484	$135,579	$87,978	$92,842
Short-term investments	$1,228,722	$286,162	$162,960	$—	$—
Working capital(2)	$1,157,892	$234,137	$204,332	$22,450	$49,157
Total assets	$1,833,458	$604,162	$447,781	$182,902	$153,518
Deferred revenue, current and noncurrent	$369,767	$251,202	$164,023	$96,619	$65,913
Convertible senior notes	$861,615	$—	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$200,977	$191,407
Accumulated deficit	$(339,571)	$(224,455)	$(196,100)	$(162,016)	$(126,556)
Total stockholders’ equity (deficit)	$484,829	$308,558	$240,236	$(151,142)	$(124,740)
_____
(1) On August 1, 2019, we adopted the new lease accounting standard ASU No. 2016-02, Leases (Topic 842) on a modified retrospective basis at the beginning of the fiscal year of adoption.
(2) Working capital is defined as current assets less current liabilities.
Non-GAAP Financial Measures and Key Business Metrics
The following table shows certain non-GAAP financial measures. A reconciliation for each non-GAAP measure is contained in the "Non-GAAP Financial Measures" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

	Year Ended July 31,
	2020	2019	2018	2017	2016

	(in thousands)
Gross profit	$335,536	$243,167	$152,299	$98,245	$60,198
Non-GAAP gross profit	$344,884	$246,605	$153,056	$98,593	$60,387
Gross margin	78%	80%	80%	78%	75%
Non-GAAP gross margin	80%	81%	80%	78%	75%
Loss from operations	$(113,956)	$(35,313)	$(34,624)	$(35,073)	$(26,843)
Non-GAAP income (loss) from operations	$29,925	$25,097	$(15,361)	$(19,327)	$(23,226)
Operating margin	(26)%	(12)%	(18)%	(28)%	(33)%
Non-GAAP operating margin	7%	8%	(8)%	(15)%	(29)%
Net cash provided by (used in) operating activities	$79,317	$58,027	$17,307	$(6,019)	$(11,916)
Net cash used in investing activities	$(1,038,162)	$(162,074)	$(178,103)	$(8,174)	$(6,247)
Net cash provided by financing activities	$1,022,212	$46,384	$208,397	$9,497	$27,563
Free cash flow	$27,508	$29,345	$2,137	$(14,193)	$(18,163)
Net cash provided by operating activities as a percentage of revenue	18%	19%	9%	(5)%	(15)%
Free cash flow margin	6%	10%	1%	(11)%	(23)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal years ended July 31, 2020, July 31, 2019 and July 31, 2018 are referred to as fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2020, we had expanded our operations to over 4,500 customers across major industries, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to help them transform to the cloud, including more than 450 of the Forbes Global 2000 as of July 31, 2020.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2020, fiscal 2019 and fiscal 2018, our revenue was $431.3 million, $302.8 million and $190.2 million, respectively, representing year-over-year growth rate for fiscal 2020 and fiscal 2019 of 42% and 59%, respectively. However, we have incurred net losses in all periods since our inception. For fiscal 2020, fiscal 2019 and fiscal 2018, our net loss was $115.1 million, $28.7 million and $33.6 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address any legal matters and related accruals, as further described in further detail in Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Initial Public Offering
In March 2018, we completed our initial public offering (IPO) of common stock, in which we sold 13.8 million shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded within stockholders’ equity as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into 72.5 million shares of common stock on a one-to-one basis.

Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions from the COVID-19 outbreak to date, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution, and marketing efforts, and the impact to the business of our customers, vendors, and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2020, 2019 and 2018, we had over 4,500, 3,900 and 3,250 customers, respectively, across all major geographies. As of July 31, 2020, we had over 450 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
•upgrading to a more advanced Business, Transformation or Secure Transformation suite; and
•selling a subscription to a new solution or product, for example selling a ZPA subscription to a ZIA customer or a ZIA subscription to a ZPA customer.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, our success in selling bigger deals, including deals for all employees with our ZIA Transformation bundle, faster upsells within a year, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described in this Annual Report on Form 10-K.

	Trailing 12 Months Ended July 31,
	2020	2019	2018
Dollar-based net retention rate	120%	118%	117%
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

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Gross profit	$335,536	$243,167	$152,299
Add:
Stock-based compensation expense	7,318	2,926	757
Amortization expense of acquired intangible assets	2,030	512	—
Non-GAAP gross profit	$344,884	$246,605	$153,056
Gross margin	78%	80%	80%
Non-GAAP gross margin	80%	81%	80%
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations as GAAP loss from operations excluding stock-based compensation expense, certain litigation-related expenses, asset impairment related to facility exit and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income (loss) from operations as a percentage of revenue. The excluded litigation-related expenses are professional fees and related costs incurred by us in defending or settling against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Loss from operations	$(113,956)	$(35,313)	$(34,624)
Add:
Stock-based compensation expense	121,395	46,423	11,224
Litigation-related expenses	18,356	13,079	8,039
Asset impairment related to facility exit(1)	746	—	—
Amortization expense of acquired intangible assets	3,384	908	—
Non-GAAP income (loss) from operations	$29,925	$25,097	$(15,361)
Operating margin	(26)%	(12)%	(18)%
Non-GAAP operating margin	7%	8%	(8)%
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Change in Non-GAAP Measures Presentation
Effective August 1, 2020, the beginning of Zscaler’s fiscal year ending July 31, 2021, Zscaler will present employer payroll taxes related to employee equity award transactions, which is a cash expense, under a caption titled "stock-based compensation expense and related payroll taxes." These payroll taxes will be excluded from our non-GAAP results as these are tied to the timing and size of the exercise or vesting of the underlying equity awards and the price of Zscaler’s common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of Zscaler’s business.

Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less purchases of property, equipment and other assets and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property, equipment and other assets and capitalized internal-use software, can be used for strategic initiatives, including investing in our business, and strengthening our financial position.
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of July 31, 2020, employee contributions to our employee stock purchase plan was $3.5 million, which will be reclassified to additional paid-in capital upon issuance of the shares during our second quarter of fiscal 2021.

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$79,317	$58,027	$17,307
Less:
Purchases of property, equipment and other assets	(43,072)	(25,520)	(13,397)
Capitalized internal-use software	(8,737)	(3,162)	(1,773)
Free cash flow	$27,508	$29,345	$2,137
As a percentage of revenue:
Net cash provided by operating activities	18%	19%	9%
Less:
Purchases of property, equipment and other assets	(10)	(8)	(7)
Capitalized internal-use software	(2)	(1)	(1)
Free cash flow margin	6%	10%	1%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $159.8 million, or 41%, in fiscal 2020 over fiscal 2019, and $132.4 million, or 51%, in fiscal 2019 over fiscal 2018. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Revenue	$431,269	$302,836	$190,174
Add: Total deferred revenue, end of period	369,767	251,202	164,023
Less: Total deferred revenue, beginning of period	(251,202)	(164,023)	(96,619)
Calculated billings	$549,834	$390,015	$257,578

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 98%, 99% and 99% of our revenue for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, mix of services offered in our solutions, including new product introductions, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. We expect our gross profit to increase in absolute dollars and our gross margin to increase slightly over the long term, although our gross profit and gross margin could fluctuate from period to period depending on the interplay of all of the above factors.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies to, our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and contractual interest expense for our convertible senior notes issued in June 2020.
Interest Income
Interest income consist primarily of income earned on our cash equivalents and short-term investments and interest earned on outstanding notes receivable extended to certain current and former employees who early exercised their stock options. During fiscal 2019, the principal amount and accrued interest of the outstanding notes receivable were fully repaid. For more information on these notes receivable, refer to Note 13, Stock-Based Compensation, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deduction and partial release of our U.S. valuation allowance related to the acquisition of Cloudneeti Corporation ("Cloudneeti") and Edgewise Networks Inc. ("Edgewise"). We have not recorded any U.S. federal income tax expense. In the U.S. we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Revenue	$431,269	$302,836	$190,174
Cost of revenue(1)(2)	95,733	59,669	37,875
Gross profit	335,536	243,167	152,299
Operating expenses:
Sales and marketing(1)(2)	277,981	169,913	116,409
Research and development(1)(2)	97,879	61,969	39,379
General and administrative(1)(3)(4)	73,632	46,598	31,135
Total operating expenses	449,492	278,480	186,923
Loss from operations	(113,956)	(35,313)	(34,624)
Interest income	6,477	7,730	2,236
Interest expense(5)	(5,025)	—	—
Other income (expense), net	(224)	(329)	79
Loss before income taxes	(112,728)	(27,912)	(32,309)
Provision for income taxes	2,388	743	1,337
Net loss	$(115,116)	$(28,655)	$(33,646)
_____
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$7,318	$2,926	$757
Sales and marketing	66,539	23,118	5,044
Research and development	30,173	15,090	3,045
General and administrative	17,365	5,289	2,378
Total	$121,395	$46,423	$11,224

(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$2,030	$512	$—
Sales and marketing	74	10	—
Research and development	1,280	386	—
Total	$3,384	$908	$—

(3) Includes asset impairment related to facility exit as follows:	$746	$—	$—

(4) Includes litigation-related expenses as follows:	$18,356	$13,079	$8,039

(5) Includes amortization of debt discount and issuance costs as follows:	$4,885	$—	$—

	Year Ended July 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	22	20	20
Gross margin	78	80	80
Operating expenses
Sales and marketing	64	56	61
Research and development	23	21	21
General and administrative	17	15	16
Total operating expenses	104	92	98
Operating margin	(26)	(12)	(18)
Interest income	1	3	1
Interest Expense	(1)	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(26)	(9)	(17)
Provision for income taxes	1	—	1
Net loss	(27)%	(9)%	(18)%

Comparison of Fiscal 2020 and Fiscal 2019
Revenue

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Revenue	$431,269	$302,836	$128,433	42%
Revenue increased by $128.4 million, or 42%, in fiscal 2020, compared to fiscal 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $98.6 million in revenue, as reflected by our dollar-based net retention rate of 120% for the trailing 12 months ended July 31, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 17% from July 31, 2019 to July 31, 2020.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Cost of revenue	$95,733	$59,669	$36,064	60%
Gross margin	78%	80%

Cost of revenue increased by $36.1 million, or 60%, in fiscal 2020, compared to fiscal 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $24.8 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $10.0 million, inclusive of an increase of $4.4 million in stock-based compensation expense, driven primarily by a 6% increase in headcount in our customer support and cloud operations organizations from July 31, 2019 to July 31, 2020 and by the shift from granting stock options to restricted stock units.
Gross margin decreased from 80% to 78% in fiscal 2020 as compared to fiscal 2019. The decline in gross margin is primarily due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic which resulted from our customers' employees working from home beginning March 2020. While the public cloud allows us to quickly meet increases in customer demand, using public cloud infrastructure to manage traffic is significantly more expensive compared to using our data centers.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Sales and marketing	$277,981	$169,913	$108,068	64%
Sales and marketing expenses increased by $108.1 million, or 64%, for fiscal 2020, compared to fiscal 2019. The increase was primarily due to a 54% increase in headcount from July 31, 2019 to July 31, 2020, resulting in an increase of $92.6 million in employee-related expenses, inclusive of an increase of $43.4 million in stock-based compensation expense, and an increase of $9.7 million in sales commissions expense. Additionally, our sales and marketing expenses increased by $7.0 million primarily due to growth of certain major sales and marketing events held during fiscal 2020, including our Zenith Live events. The remainder of the increase was primarily attributable to increased expenses of $2.2 million in costs related to in-person and virtual events and $3.9 million for facility and IT services.
Research and Development Expenses

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Research and development	$97,879	$61,969	$35,910	58%
Research and development expenses increased by $35.9 million, or 58%, for fiscal 2020, compared to fiscal 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $34.7 million in employee-related expenses, inclusive of an increase of $15.1 million in stock-based compensation expense, driven by a 38% increase in headcount from July 31, 2019 to July 31, 2020 and by our shift from granting stock options to granting restricted stock units. The remainder of the increase was primarily attributable to increased expenses of $4.4 million for facility, software and equipment related expenses to support our growth. Expense increases were partially offset by higher capitalized internal-use software development costs of $5.6 million to support the enhancement and growth of our cloud platform.

General and Administrative Expenses

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
General and administrative	$73,632	$46,598	$27,034	58%
General and administrative expenses increased by $27.0 million, or 58%, for fiscal 2020, compared to fiscal 2019. The overall increase was primarily due to an increase of $16.4 million in employee-related expenses, inclusive of a net increase of $12.1 million in stock-based compensation expense, driven by a 29% increase in headcount from July 31, 2019 to July 31, 2020, and also by our shift from granting stock options to granting restricted stock units. Additionally, we recognized an increase of $5.2 million in legal expenses, which is primarily attributable to a $15.0 million litigation settlement payment to Broadcom in fiscal 2020, partially offset by lower legal fees in fiscal 2020. For further information on litigation settlements, refer to Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remainder of the increase was primarily attributable to $1.9 million in professional services and $1.2 million for insurance premiums.
Interest Expense

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Interest expense	$(5,025)	$—	$(5,025)	100%
Interest expense increased by $5.0 million or 100% for fiscal 2020, compared to fiscal 2019. The increase is due to amortization of debt discount and contractual interest expense for our Notes issued in June 2020. For further information on the Notes, refer to Note 8, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest Income

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Interest income	$6,477	$7,730	$(1,253)	(16)%
Interest income decreased by $1.3 million, or 16%, for fiscal 2020, compared to fiscal 2019. The decrease was primarily driven by lower market interest rates earned on cash equivalents and short-term investments.
Other Income (expense), net

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Other income (expense), net	$(224)	$(329)	$105	(32)%
Other income (expense), net increased by $0.1 million, or 32%, for fiscal 2020, compared to fiscal 2019. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for fiscal 2020, compared to fiscal 2019.

Provision for Income Taxes

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Provision for income taxes	$2,388	$743	$1,645	221%
Our provision for income taxes increased by $1.6 million, or 221%, for fiscal 2020, compared to fiscal 2019, primarily related to income and withholding taxes in the foreign jurisdictions in which we operate. The current year income tax expense was partially offset by the tax benefit associated with the acquisition of intangible assets from Cloudneeti and Edgewise which reduced our deferred tax asset and the related valuation allowance. For further information, refer to Note 14, Income Taxes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (2.1)% and (2.7)% in fiscal 2020 and fiscal 2019, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate. The overall income tax expense recorded for the current fiscal year is driven by income taxes for the foreign countries in which we operate, offset by the tax benefit from the release of a portion of our valuation allowance on deferred tax assets as a result of deferred taxes recorded in the purchase accounting as part of the acquisition of Cloudneeti and Edgewise.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21%, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no income tax expense (or benefit) recognized related to the Tax Act.
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
Revenue increased by $112.7 million, or 59%, in fiscal 2019, compared to fiscal 2018. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $88.2 million in revenue, as reflected by our dollar-based net retention rate of 118% for the trailing 12 months ended July 31, 2019. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 18% from July 31, 2018 to July 31, 2019.

Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Cost of revenue	$59,669	$37,875	$21,794	58%
Gross margin	80%	80%
Cost of revenue increased by $21.8 million, or 58%, for fiscal 2019, compared to fiscal 2018. The overall increase in cost of revenue was driven by expanded use of our cloud platform by existing and new customers which led to an increase of $11.0 million for data center and equipment related costs for hosting and operating our cloud platform for our expanded customer base. Additionally, our employee-related expenses increased by $8.7 million, inclusive of an increase of $2.2 million in stock-based compensation expense, driven primarily by a 52% increase in headcount in our customer support and cloud operations organizations from July 31, 2018 to July 31, 2019 and by the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.1 million in facility and IT expenses.
Gross margin remained flat for fiscal 2019 compared to fiscal 2018 as our cost of providing our services were proportionately offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Sales and marketing	$169,913	$116,409	$53,504	46%
Sales and marketing expenses increased by $53.5 million, or 46%, for fiscal 2019, compared to fiscal 2018. The increase was primarily driven by an increase of $35.2 million in employee-related expenses, inclusive of an increase of $18.1 million in stock-based compensation expense, and an increase of $6.7 million in sales commissions expense, driven by a 38% increase in headcount in our sales and marketing organization from July 31, 2018 to July 31, 2019. The increase in stock-based compensation expense was also attributable to the shift from granting stock options to restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $5.9 million in marketing and advertising expenses, $2.8 million in travel expenses and $2.1 million in facility and IT expenses.
Research and Development Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Research and development	$61,969	$39,379	$22,590	57%
Research and development expenses increased by $22.6 million, or 57%, for fiscal 2019, compared to fiscal 2018 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $21.3 million in employee-related expenses, inclusive of an increase of $12.0 million in stock-based compensation expense, driven by a 36% increase in headcount from July 31,2018 to July 31,2019 and by our shift from granting stock options to granting restricted stock units subsequent to our IPO. The remainder of the increase was primarily attributable to increased expenses of $1.2 million for facility and IT expenses.

General and Administrative Expenses

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
General and administrative	$46,598	$31,135	$15,463	50%
General and administrative expenses increased by $15.5 million, or 50%, for fiscal 2019, compared to fiscal 2018. The overall increase was primarily due to an increase of $6.3 million in employee-related expenses, inclusive of a net increase of $2.9 million in stock-based compensation expense, driven by a 37% increase in headcount from July 31, 2018 to July 31, 2019, and also by our shift from granting stock options to granting restricted stock units subsequent to our IPO. Additionally, we recognized an increase of $6.1 million in legal expenses, which is primarily attributable to $4.1 million expense recognized as a result of a legal settlement reached with Finjan in April 2019. For further information on this settlement refer to Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remainder of increase was primarily attributable to $1.7 million in professional services as we transitioned to being a public company and $0.4 million in facility and IT expenses.
Interest Income

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Interest income	$7,730	$2,236	$5,494	246%
Interest income increased by $5.5 million, or 246%, for fiscal 2019, compared to fiscal 2018. The increase was primarily driven by increased interest income earned from our investments in cash equivalents and short-term investments, as a result of additional cash received from our IPO and cash generated from operations.
Other Income (Expense), net

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Other income (expense), net	$(329)	$79	$(408)	(516)%
Other income (expense), net decreased by $0.4 million, or 516%, for fiscal 2019, compared to fiscal 2019. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses for fiscal 2019, compared to fiscal 2018.
Provision for Income Taxes

	Year Ended July 31,		Change
	2019	2018	$	%

	(in thousands)
Provision for income taxes	$743	$1,337	$(594)	(44)%
Our provision for income taxes increased by $0.6 million, or 44%, for fiscal 2019, compared to fiscal 2018. The decrease in the provision for income taxes was primarily due to a non-recurring tax benefit associated with the acquisition of intangible assets from Appsulate, Inc., which reduced our deferred tax asset and the related valuation allowance. For further information, refer to Note 14, Income Taxes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (2.7)% and (4.1)% in fiscal 2019 and fiscal 2018, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K.

deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate. The overall income tax expense recorded for the current fiscal year is driven by income taxes for the foreign countries in which we operate, offset by the tax benefit from the release of a portion of our valuation allowance on deferred tax assets as a result of deferred taxes recorded in purchase accounting as part of the acquisition of Appsulate, Inc.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21%, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no income tax expense (or benefit) recognized related to the Tax Act.
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

Quarterly Results of Operations and Other Data
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2020. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period.

Consolidated Statements of Operations

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2018	2019	2019	2019	2019	2020	2020	2020

	(in thousands)
Revenue	$63,298	$74,302	$79,128	$86,108	$93,590	$101,268	$110,524	$125,887
Cost of revenue(1)(2)	12,099	15,271	14,960	17,339	19,558	20,238	24,579	31,358
Gross profit	51,199	59,031	64,168	68,769	74,032	81,030	85,945	94,529
Operating expenses:
Sales and marketing(1)(2)	36,545	38,756	45,295	49,317	59,411	61,621	67,727	89,222
Research and development(1)(2)	13,186	15,071	16,499	17,213	20,271	20,706	24,117	32,785
General and administrative(1)(3)(4)	10,131	10,386	15,911	10,170	12,625	28,983	14,615	17,409
Total operating expenses	59,862	64,213	77,705	76,700	92,307	111,310	106,459	139,416
Loss from operations	(8,663)	(5,182)	(13,537)	(7,931)	(18,275)	(30,280)	(20,514)	(44,887)
Interest income	1,590	1,924	2,081	2,135	2,022	1,855	1,528	1,072
Interest expense(5)	—	—	—	—	—	—	—	(5,025)
Other income (expense), net	(188)	250	(144)	(247)	(29)	(13)	70	(252)
Loss before income taxes	(7,261)	(3,008)	(11,600)	(6,043)	(16,282)	(28,438)	(18,916)	(49,092)
Provision (benefit) for income taxes(6)	327	547	636	(767)	794	716	421	457
Net loss	$(7,588)	$(3,555)	$(12,236)	$(5,276)	$(17,076)	$(29,154)	$(19,337)	$(49,549)
Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.04)	$(0.13)	$(0.23)	$(0.15)	$(0.38)
_____
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$503	$619	$686	$1,118	$1,381	$1,580	$1,614	$2,743
Sales and marketing	2,801	5,517	6,459	8,341	10,039	11,943	15,119	29,438
Research and development	2,795	4,398	4,194	3,703	4,874	6,077	6,738	12,484
General and administrative	1,487	2,693	1,936	(827)	2,082	4,266	4,299	6,718
Total	$7,586	$13,227	$13,275	$12,335	$18,376	$23,866	$27,770	$51,383
_____

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2018	2019	2019	2019	2019	2020	2020	2020

	(in thousands)
Cost of revenue	$—	$144	$163	$205	$205	$205	$348	$1,272
Sales and marketing	—	—	3	7	8	8	8	50
Research and development	95	—	—	291	566	429	285	—
Total	$95	$144	$166	$503	$779	$642	$641	$1,322

(3) Includes asset impairment related to facility exit as follows :	$—	$—	$—	$—	$—	$316	$430	$—

(4) Includes litigation-related expenses as follows:	$2,174	$1,768	$6,164	$2,973	$2,007	$16,334	$12	$3

(5) Includes amortization of debt discount and issuance costs as follows:	$—	$—	$—	$—	$—	$—	$—	$4,885

(6) In the fiscal quarter ended July 31, 2019, April 30, 2020 and July 31, 2020, we recorded a tax benefit of $1.4 million, $0.5 million and $0.6 million, respectively, associated with intangible assets recognized as a result of our acquisition of Appsulate, Inc., Cloudneeti and Edgewise, respectively. For further information, refer to Note 6, Business Combinations, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations as a Percentage of Revenue

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2018	2019	2019	2019	2019	2020	2020	2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	19	21	19	20	21	20	22	25
Gross profit	81	79	81	80	79	80	78	75
Operating expenses:
Sales and marketing	58	52	57	57	63	61	62	71
Research and development	21	20	21	20	22	20	22	26
General and administrative	16	14	20	12	13	29	13	14
Total operating expenses	95	86	98	89	98	110	97	111
Loss from operations	(14)	(7)	(17)	(9)	(19)	(30)	(19)	(36)
Interest income	3	3	2	2	2	2	1	1
Interest expense	—	—	—	—	—	—	—	(4)
Other income (expense), net	—	—	—	—	—	—	1	—
Loss before income taxes	(11)	(4)	(15)	(7)	(17)	(28)	(17)	(39)
Provision (benefit) for income taxes	1	1	—	(1)	1	1	—	—
Net loss	(12)%	(5)%	(15)%	(6)%	(18)%	(29)%	(17)%	(39)%

Quarterly Trends
The sequential increase in the net loss for the fiscal quarter ended January 31, 2020 was primarily due to a $15.0 million payment to Broadcom in January 2020 in connection with the legal settlement of the Symantec Cases. For further information refer to Note 10, Commitments and Contingencies, of our consolidated financial statements included elsewhere in this Annual Report Form 10-K.
The sequential increase in the net loss for the fiscal quarter ended July 31, 2020 was primarily due to an increase in stock-based compensation expense as a result of attainment of performance related equity awards and higher overall compensation expense as a result of an increase in headcount, primarily in sales and marketing and research and development organizations.
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,370.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In June 2020, we completed our private offering of our Notes with an aggregate principal amount of $1,150.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,130.5 million. In connection with the Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $145.2 million of the net proceeds of the Notes to purchase the capped calls.
In March 2018, upon completion of our IPO, we received net proceeds of $205.3 million, net of underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded into stockholders' equity as a reduction of the net proceeds received from the IPO.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $339.6 million as of July 31, 2020. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures in support of expanding our infrastructure and workforce, lease obligations, purchase commitments, income and other taxes, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, and the impact of the COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, and length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had deferred revenue of $369.8 million, of which $337.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$79,317	$58,027	$17,307
Net cash used in investing activities	$(1,038,162)	$(162,074)	$(178,103)
Net cash provided by financing activities	$1,022,212	$46,384	$208,397
Operating Activities
Net cash provided by operating activities during fiscal 2020 was $79.3 million, which resulted from a net loss of $115.1 million, adjusted for non-cash charges of $185.8 million and net cash inflows of $8.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $121.4 million for stock-based compensation expense, $24.9 million for amortization of deferred contract acquisition costs, $17.7 million for depreciation and amortization expense, $13.6 million for non-cash operating lease costs, $4.9 million for amortization of debt discount and issuance costs, $3.4 million for amortization expense of acquired intangible assets, $0.7 million for impairment of assets, $0.1 million for amortization (accretion) of investments purchased at a premium (discount), partially offset by deferred income taxes of $1.2 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $118.0 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $27.9 million in accrued compensation, an increase of $2.3 million in accrued expenses, other current and noncurrent liabilities and an increase of $0.9 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $65.1 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $54.2 million in accounts receivable primarily due to timing of billings and collections, an increase of $13.6 million in prepaid expenses, other current and noncurrent assets and a decrease of $7.6 million in operating lease liabilities primarily due to lease payments, net of tenant incentives received.
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
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $87.2 million in deferred revenue from advance invoicing in accordance with our subscription contracts and an increase of $0.5 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $32.5 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $31.7 million in accounts receivable primarily due to customer growth, an increase of $7.6 million in prepaid expenses, other current and noncurrent assets, a decrease of $1.8 million in accrued compensation, primarily due to decrease in accrued contributions under the employee stock purchase plan as a result of a longer withholding period related to our first purchase period ended in December 2018, and a decrease of $0.3 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during fiscal 2018 was $17.3 million, which resulted from a net loss of $33.6 million, adjusted for non-cash charges of $32.5 million, and net cash inflows of $18.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.0 million for depreciation and amortization expense, $13.2 million for amortization of deferred contract acquisition costs and $11.2 million for stock-based compensation expense. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $67.4 million increase in deferred revenue from advance invoicing in accordance with our subscription contracts and an aggregate $13.9 million increase in accrued compensation and accrued expenses and other liabilities. The cash inflows were partially offset by cash outflows resulting from a $34.4 million increase in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and a $22.6 million increase in accounts receivable due to timing of collections and a $5.1 million increase in prepaid expenses and other assets as we supported our business growth, and a $0.8 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities during fiscal 2020 of $1,038.2 million was primarily attributable to the purchases of short-term investments of $1,255.6 million, capital expenditures of $51.8 million to support our cloud platform and investments in leasehold improvements associated with our new corporate headquarters to accommodate our headcount growth, $39.6 million for payments for business acquisitions, net of cash acquired, in connection with our acquisition of Cloudneeti and Edgewise and $2.0 million for an investment in a privately-held company. These activities were partially offset by proceeds from the maturities of short-term investments of $289.8 million and sales of short-term investments of $21.1 million.
Net cash used in investing activities during fiscal 2019 of $162.1 million was primarily attributable to the purchases of short-term investments of $335.2 million, capital expenditures to support our cloud platform and increased headcount, including increased office space needs of $28.7 million, payments for business acquisitions, net of cash acquired, of $11.4 million and payments for acquired intangible assets of $1.5 million. These transactions were partially offset by proceeds from the maturities of short-term investments of $199.7 million and sales of short-term investments of $15.0 million.
Net cash used in investing activities during fiscal 2018 of $178.1 million resulted primarily from investments in capital expenditures to support our cloud platform, additional office space and headcount.
Financing Activities
Net cash provided by financing activities of $1,022.2 million during fiscal 2020 was primarily attributable to $1,130.5 million in proceeds from the issuance of our Notes, net of debt discount and issuance costs, $21.6 million in proceeds from the exercise of stock options and $15.3 million in proceeds from issuance of common stock under the employee stock purchase plan. These transactions were partially offset by purchases of capped calls for $145.2 million related to issuance of convertible senior notes.
Net cash provided by financing activities of $46.4 million during fiscal 2019 was primarily attributable to $29.9 million in proceeds from the exercise of stock options, driven mainly by the end of our initial public offering lock-up period in September 2018, $16.4 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments for offering costs related to our IPO.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as July 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

			(in thousands)
Real estate arrangements	$44,046	$7,840	$13,255	$13,465	$9,486
Co-location and bandwidth arrangements	40,032	20,305	19,713	14	—
Convertible senior notes(1)	1,157,211	1,457	2,875	1,152,879	—
Non-cancelable purchase arrangements	28,226	18,231	9,695	300	—
Other current liabilities(2)	2,525	2,525	—	—	—
Total	$1,272,040	$50,358	$45,538	$1,166,658	$9,486
_____
(1) Includes the principal and future interest payments related to our Notes. For additional information refer to Note 8, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) Includes holdback amounts associated with business acquisitions, which are payable upon the lapse of the contractual indemnification period.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that can be cancelled without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of July 31, 2020, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.1 million with a bank, which serve as security under certain real estate leases included in Note 9, Operating Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities are adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
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
Stock-based compensation for performance stock awards (“PSAs”) which have the same grant date and service inception date, is based on the probable number of shares to be attained and the market closing price of our common stock at the grant date. For PSAs where the service inception date of the awards precedes the grant date, stock-based compensation expense is recognized based on the number of PSAs for which it is probable that the performance condition will be met, using the accelerated attribution method and the market closing price of our common stock at each reporting date up to the grant date. The number of these PSAs for which it is probable that the performance condition will be met is determined using management’s best estimate at the end of each reporting period. At the completion of the performance period for these PSAs, any RSUs earned under the PSAs are granted upon approval of the compensation committee of our board of directors.
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
We estimated the fair value of employee stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31(1)
	2020	2018
Expected term (in years)	6.1	4.6 - 5.1
Expected stock price volatility	46.07%	40.3% - 42.3%
Risk-free interest rate	1.69%	1.7% - 2.8%
Dividend yield	0.0%	0.0%
(1) There were no stock options granted during fiscal 2019.
The fair value of the purchase rights granted under the employee stock purchase plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2020	2019	2018
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.3
Expected stock price volatility	53.6% - 73.6%	44.0% - 61.9%	30.7% - 53.2%
Risk-free interest rate	0.2% - 1.7%	1.9% - 2.7%	2.0% - 2.6%
Dividend yield	0.0%	0.0%	0.0%

Convertible Senior Notes
In accounting for the issuance of our Notes, we separate the Notes into liability and equity components. The carrying amounts of the liability component is calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the related debt issuance costs, we allocate the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
To the extent that we receive the Notes conversion requests prior to the maturity of the Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early note conversion. The fair value of the Notes is measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21%, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no income tax expense (or benefit) recognized related to the Tax Act.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2020, we had cash, cash equivalents and short-term investments totaling $1,370.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2020, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $10.3 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 8, Convertible Senior Notes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for fiscal 2020, fiscal 2019 and fiscal 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	90
Consolidated Financial Statements:
Consolidated Balance Sheets as of July 31, 2020 and 2019	93
Consolidated Statements of Operations for the years ended July 31, 2020, 2019 and 2018	94
Consolidated Statements of Comprehensive Loss for the years ended July 31, 2020, 2019 and 2018	95
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended July 31, 2020, 2019 and 2018	96
Consolidated Statements of Cash Flows for years ended July 31, 2020, 2019 and 2018	97
Notes to Consolidated Financial Statements	99

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations and Other Data," which is incorporated herein by reference.	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended July 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases effective August 1, 2019.
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
Revenue recognition – Identifying and evaluating terms and conditions in contracts
As described in Note 1 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the fiscal year ended July 31, 2020, the Company’s revenue was $431 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are the significant amount of effort and judgment required by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment and significant audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts were appropriately identified and evaluated by management.

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
September 17, 2020

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$141,851	$78,484
Short-term investments	1,228,722	286,162
Accounts receivable, net	147,584	93,341
Deferred contract acquisition costs	32,240	21,219
Prepaid expenses and other current assets	31,396	16,880
Total current assets	1,581,793	496,086
Property and equipment, net	75,734	41,046
Operating lease right-of-use assets	36,119	—
Deferred contract acquisition costs, noncurrent	77,675	48,566
Acquired intangible assets, net	24,024	8,708
Goodwill	30,059	7,479
Other noncurrent assets	8,054	2,277
Total assets	$1,833,458	$604,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,233	$6,208
Accrued expenses and other current liabilities	16,361	12,810
Accrued compensation	49,444	21,544
Deferred revenue	337,263	221,387
Operating lease liabilities	15,600	—
Total current liabilities	423,901	261,949
Convertible senior notes, net	861,615	—
Deferred revenue, noncurrent	32,504	29,815
Operating lease liabilities, noncurrent	28,023	—
Other noncurrent liabilities	2,586	3,840
Total liabilities	1,348,629	295,604
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2020 and 2019, respectively; no shares issued and outstanding as of July 31, 2020 and 2019	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2020 and 2019, respectively; 132,817 and 127,253 shares issued and outstanding as of July 31, 2020 and 2019, respectively	133	127
Additional paid-in capital	823,804	532,618
Accumulated other comprehensive income	463	268
Accumulated deficit	(339,571)	(224,455)
Total stockholders’ equity	484,829	308,558
Total liabilities and stockholders’ equity	$1,833,458	$604,162
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2020	2019	2018
Revenue	$431,269	$302,836	$190,174
Cost of revenue	95,733	59,669	37,875
Gross profit	335,536	243,167	152,299
Operating expenses:
Sales and marketing	277,981	169,913	116,409
Research and development	97,879	61,969	39,379
General and administrative	73,632	46,598	31,135
Total operating expenses	449,492	278,480	186,923
Loss from operations	(113,956)	(35,313)	(34,624)
Interest income	6,477	7,730	2,236
Interest expense	(5,025)	—	—
Other income (expense), net	(224)	(329)	79
Loss before income taxes	(112,728)	(27,912)	(32,309)
Provision for income taxes	2,388	743	1,337
Net loss	$(115,116)	$(28,655)	$(33,646)
Accretion of Series C and D redeemable convertible preferred stock	—	—	(6,332)
Net loss attributable to common stockholders	$(115,116)	$(28,655)	$(39,978)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(0.23)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,323	123,566	63,881
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2020	2019	2018
Net loss	$(115,116)	$(28,655)	$(33,646)
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	195	392	(124)
Total	195	392	(124)
Comprehensive loss	$(114,921)	$(28,263)	$(33,770)
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2017	72,501	$200,977	32,359	$18	$18,734	$(7,878)	$—	$(162,016)	$(151,142)
Cumulative effect of accounting change	—	—	—	—	438	—	—	(438)	—
Accretion of Series C and D redeemable convertible preferred stock	—	6,332	—	—	(6,332)	—	—	—	(6,332)
Issuance of common stock upon exercise of stock options	—	—	1,712	2	4,983	—	—	—	4,985
Issuance of common stock related to early exercised stock options	—	—	180	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(788)	—	—	214	—	—	214
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	5,346	—	—	5,346
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	267	—	—	267
Vesting of early exercised stock options	—	—	—	12	3,243	—	—	—	3,255
Issuance of common stock upon initial public offering, net of underwriting discounts of $15,456 and issuance costs of $6,164	—	—	13,800	14	198,866	—	—	—	198,880
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,501)	(207,309)	72,501	73	207,236	—	—	—	207,309
Stock-based compensation	—	—	—	—	11,224	—	—	—	11,224
Unrealized net losses on available-for-sale-securities	—	—	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	—	—	(33,646)	(33,646)
Balance as of July 31, 2018	—	—	119,764	119	438,392	(2,051)	(124)	(196,100)	240,236
Cumulative effect of accounting change	—	—	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	—	—	6,277	7	29,855	—	—	—	29,862
Issuance of common stock under the employee stock purchase plan	—	—	1,131	1	16,435	—	—	—	16,436
Vesting of restricted stock units	—	—	89	—	—	—	—	—	—
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	983	—	—	—	983
Stock-based compensation	—	—	—	—	46,953	—	—	—	46,953
Unrealized net gains on available-for-sale-securities	—	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	—	(28,655)	(28,655)
Balance as of July 31, 2019	—	—	127,253	127	532,618	—	268	(224,455)	308,558
Issuance of common stock upon exercise of stock options	—	—	3,450	4	21,598	—	—	—	21,602
Issuance of common stock under the employee stock purchase plan	—	—	817	1	15,332	—	—	—	15,333
Vesting of restricted stock units	—	—	1,297	1	(1)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	463	—	—	—	463
Stock-based compensation	—	—	—	—	125,675	—	—	—	125,675
Equity component of convertible senior notes, net of deferred tax	—	—	—	—	273,364	—	—	—	273,364
Purchases of capped calls related to convertible senior notes	—	—	—	—	(145,245)	—	—	—	(145,245)
Unrealized net gains on available-for-sale-securities	—	—	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	—	—	(115,116)	(115,116)
Balance as of July 31, 2020	—	$—	132,817	$133	$823,804	$—	$463	$(339,571)	$484,829

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(115,116)	$(28,655)	$(33,646)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	17,734	10,398	7,988
Amortization expense of acquired intangible assets	3,384	908	—
Amortization of deferred contract acquisition costs	24,922	18,651	13,181
Amortization of debt discount and issuance costs	4,885	—	—
Noncash operating lease costs	13,555	—	—
Stock-based compensation expense	121,395	46,423	11,224
Amortization (accretion) of investments purchased at a premium (discount)	50	(2,181)	—
Deferred income taxes	(1,172)	(1,392)	—
Impairment of assets	746	—	—
Other	321	284	130
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(54,222)	(31,730)	(22,559)
Deferred contract acquisition costs	(65,052)	(32,526)	(34,429)
Prepaid expenses, other current and noncurrent assets	(13,580)	(7,642)	(5,068)
Accounts payable	862	495	(779)
Accrued expenses, other current and noncurrent liabilities	2,292	(336)	2,076
Accrued compensation	27,900	(1,849)	11,785
Deferred revenue	118,017	87,179	67,404
Operating lease liabilities	(7,604)	—	—
Net cash provided by operating activities	79,317	58,027	17,307
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(43,072)	(25,520)	(13,397)
Capitalized internal-use software	(8,737)	(3,162)	(1,773)
Acquired intangible assets	—	(1,480)	—
Payments for business acquisitions, net of cash acquired	(39,601)	(11,432)	—
Investment in a privately held company	(2,000)	—	—
Purchases of short-term investments	(1,255,629)	(335,186)	(163,366)
Proceeds from maturities of short-term investments	289,785	199,716	433
Proceeds from sale of short-term investments	21,092	14,990	—
Net cash used in investing activities	(1,038,162)	(162,074)	(178,103)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	205,344
Payments of offering costs related to initial public offering	—	(1,797)	(4,336)
Proceeds from issuance of common stock upon exercise of stock options	21,602	29,862	4,985
Proceeds from issuance of common stock related to early exercised stock options	—	—	869
Proceeds from issuance of common stock under the employee stock purchase plan	15,333	16,436	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,130,522	—	—
Purchases of capped calls related to convertible senior notes	(145,245)	—	—
Repurchases of unvested common stock	—	(22)	(3,811)
Repayments of notes receivable from stockholders	—	1,905	5,346
Net cash provided by financing activities	1,022,212	46,384	208,397
Net increase (decrease) in cash, cash equivalents and restricted cash	63,367	(57,663)	47,601
Cash, cash equivalents and restricted cash at beginning of period	78,484	136,147	88,546
Cash, cash equivalents and restricted cash at end of period	$141,851	$78,484	$136,147
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$2,525	$1,770	$870
Noncash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$(1,486)	$2,911	$(537)
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$31,673	$—	$—
Accretion of Series C and D redeemable convertible preferred stock	$—	$—	$6,332
Repurchases of unvested common stock by cancellation of indebtedness	$—	$—	$214
Vesting of early exercised common stock options	$463	$983	$3,255
Net change in deferred offering costs accrued	$—	$(2,097)	$940
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$207,309
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$141,851	$78,484	$135,579
Restricted cash, current	—	—	236
Restricted cash, current and noncurrent	—	—	332
Total cash, cash equivalents and restricted cash	$141,851	$78,484	$136,147
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable users to safely utilize authorized applications and services based on an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that secures access for users and devices to applications and services, regardless of location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
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
Initial Public Offering
In March 2018, we completed our initial public offering ("IPO") of common stock, in which we sold 13.8 million shares. The shares were sold at an IPO price of $16.00 per share for net proceeds of $205.3 million, after deducting underwriters' discounts and commissions of $15.5 million. In connection with the IPO, we incurred offering costs of $6.2 million which were recorded within stockholders’ equity as a reduction of the net proceeds received from the IPO. Immediately prior to the closing of the IPO, all our outstanding shares of convertible preferred stock were automatically converted into $72.5 million shares of common stock on a one-to-one basis.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2020, for example, refer to our fiscal year ended July 31, 2020.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of our convertible senior notes, valuation of strategic investments and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the consolidated financial statements.
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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. We recognized re-measurement losses of $0.3 million, $0.3 million and $0.1 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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
We grant credit to our customers in the normal course of business. We monitor the financial condition of our customers to reduce credit risk. Refer to Note 2, Revenue Recognition, for information regarding customers with concentration of 10% of more of the total balance of accounts receivable, net.

Segment Information
We operate as one reportable and operating segment. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), effective as of August 1, 2017. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the next 12 months and expected investments to grow our business, including potential business acquisitions and other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within stockholders’ equity.
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
Interest income, amortization (accretion) of investments purchased at a premium (discount), realized gains and losses and declines in fair value judged to be other-than-temporary on our available-for-sale securities are included in interest income, net in the consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Strategic Investments
Our strategic investments consist of non-marketable equity investment in privately-held companies in which we do not have a controlling interest or significant influence. We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair value, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar security of the issuer. An impairment loss is recorded when events or circumstances indicates a decline in value has occurred. We include these strategic investments within other noncurrent assets in our consolidated balance sheets.

Fair Value of Financial Instruments
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and convertible senior notes. Cash equivalents and short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. Assets recorded at fair value on a recurring basis in the consolidated balance sheets, consisting of cash equivalents and short-term investments, are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values. Convertible senior notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of the convertible senior notes at each reporting period for disclosure purposes only.
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
Capitalized Internal-Use Software Development Costs
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2020, fiscal 2019 and fiscal 2018 was $13.2 million, $3.7 million and $1.8 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2020, fiscal 2019 and fiscal 2018 was $1.4 million, $1.0 million and $0.9 million, respectively.
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
Acquired intangible assets consist of identifiable intangible assets, including developed technology and customer relationships, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenues, sales and marketing and research and development expenses, respectively, in the consolidated statements of operations.
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. In fiscal 2020, we recognized asset impairments of $0.7 million in general and administrative expenses in our consolidated statement of operations related primarily to the abandonment of a leased facility and relocation of our corporate headquarters.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the sale of our common stock in an IPO, including legal, accounting, printing and other IPO-related costs. Total deferred offering costs of $6.2 million were reclassified into stockholders' equity as a reduction of the net proceeds received from the IPO in fiscal 2018.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities is adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, we separate the convertible senior notes into liability and equity components. The carrying amounts of the liability component is calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the convertible senior notes as a whole. This difference represents the debt discount that is amortized to interest expense over the respective terms of the convertible senior notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the related debt issuance costs, we allocate the total amount incurred to the liability and equity components of the convertible senior notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the convertible senior notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.

To the extent that we receive the convertible senior notes conversion requests prior to their maturity, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the convertible senior notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the convertible senior notes requested for conversion is recorded as a gain or loss on early note conversion. The fair value of the convertible senior notes is measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the convertible senior notes.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized advertising expense of $11.8 million, $8.6 million and $3.4 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, those reducing the U.S. federal corporate tax rate from 34% to 21%, imposing a one-time mandatory transition tax on previously untaxed foreign earnings and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no income tax expense (or benefit) recognized related to the Tax Act.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to unrealized gains or losses on available-for-sale investments that are recorded as an element of stockholders’ equity and are excluded from net loss.
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
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is calculated by adjusting the net loss for the accretion of redeemable convertible preferred stock outstanding during the period. Upon closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying amount reclassified into stockholders’ equity (deficit). As of July 31, 2020 and 2019, we did not have shares of preferred stock issued and outstanding.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist of stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested restricted stock units ("RSUs"), unvested performance stock awards ("PSAs") and shares related to convertible senior notes. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended, which requires recognition of lease assets and liabilities for leases with terms of more than 12 months. This standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard effective August 1, 2019 using the transitional provision which allows for the adoption of Topic 842 to be applied on a modified retrospective basis at the beginning of the fiscal year of adoption. As such, the consolidated balance sheets for prior periods are not comparable to our fiscal 2020 periods. The adoption of this new standard resulted in the recognition of operating lease right-of-use assets of $16.9 million and operating lease liabilities of $18.0 million. We have elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We have also elected to combine lease and non-lease components for real estate and co-location arrangements. In addition, we elected not to recognize lease liabilities and related right-of-use assets for leases that, at the lease commencement date, have a lease term of 12 months or less.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will adopt this standard effective August 1, 2020 using the modified retrospective transition method. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures, which is not expected to be material.
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98%, 99% and 99% of our revenue in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2020		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$210,288	49%	$148,807	49%	$86,123	45%
Europe, Middle East and Africa (*)	174,497	40	124,437	41	84,828	45
Asia Pacific	38,793	9	23,838	8	14,465	8
Other	7,691	2	5,754	2	4,758	2
Total	$431,269	100%	$302,836	100%	$190,174	100%
_____
(*) Revenue from the United Kingdom represented 10%, 10% and 11% of the total revenue for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2020		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$414,908	96%	$289,579	96%	$175,798	92%
Direct customers	16,361	4	13,257	4	14,376	8
Total	$431,269	100%	$302,836	100%	$190,174	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue in the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	July 31,
	2020	2019
Channel partner A	11%	11%
Channel partner B	*	12%
Channel partner C	*	10%
* Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. In fiscal 2020, fiscal 2019 and fiscal 2018 we recognized revenue of $220.9 million, $143.9 million and $85.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $782.8 million. We expect to recognize 55% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$69,785	$55,910	$34,662
Capitalization of contract acquisition costs	65,052	32,526	34,429
Amortization of deferred contract acquisition costs	(24,922)	(18,651)	(13,181)
Ending balance	$109,915	$69,785	$55,910

Deferred contract acquisition costs	$32,240	$21,219	$16,136
Deferred contract acquisition costs, noncurrent	77,675	48,566	39,774
Total deferred contract acquisition costs	$109,915	$69,785	$55,910
Sales commissions accrued but not paid as of July 31, 2020 and 2019, totaled $21.0 million and $9.0 million, respectively, which are included within accrued compensation in the consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$51,690	$—	$—	$51,690
U.S. treasury securities	39,997	—	(1)	39,996
U.S. government agency securities	14,997	—	—	14,997
Total	$106,684	$—	$(1)	$106,683

Short-term investments:
U.S. treasury securities	$415,539	$152	$(127)	$415,564
U.S. government agency securities	595,725	186	(114)	595,797
Corporate debt securities	216,879	569	(87)	217,361
Total	$1,228,143	$907	$(328)	$1,228,722

Total cash equivalents and short-term investments	$1,334,827	$907	$(329)	$1,335,405
Cash equivalents and short-term investments consisted of the following as of July 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$55,036	$—	$—	$55,036

Short-term investments:
U.S. treasury securities	$125,042	$248	$(9)	$125,281
U.S. government agency securities	64,689	7	(50)	64,646
Corporate debt securities	96,047	207	(19)	96,235
Total	$285,778	$462	$(78)	$286,162

Total cash equivalents and short-term investments	$340,814	$462	$(78)	$341,198

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2020:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$621,952	$622,392
Due between one and two years	606,191	606,330
Total	$1,228,143	$1,228,722

Short-term investments that were in an unrealized loss position as of July 31, 2020 consisted of the following :

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$347,959	$(127)	$—	$—	$347,959	$(127)
U.S. government agency securities	340,503	(113)	5,502	(1)	346,005	(114)
Corporate debt securities	105,953	(87)	—	—	105,953	(87)
Total	$794,415	$(327)	$5,502	$(1)	$799,917	$(328)
Short-term investments that were in an unrealized loss position as of July 31, 2019 consisted of the following :

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$5,719	$(9)	$—	$—	$5,719	$(9)
U.S. government agency securities	36,550	(37)	9,992	(13)	46,542	(50)
Corporate debt securities	14,279	(16)	8,364	(3)	22,643	(19)
Total	$56,548	$(62)	$18,356	$(16)	$74,904	$(78)
Unrealized losses of the above securities were primarily attributable to changes in interest rates.
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, we determined that there were no other-than-temporary impairments associated with our short-term investments as of July 31, 2020 and July 31, 2019.
Strategic Investments
During fiscal 2020, we invested in non-marketable equity securities of a privately-held company. This investment is accounted for under the cost method as we have less than 20% ownership and we do not have the ability to exercise significant influence over the operations of this company. The carrying value of this investment was $2.0 million as of July 31, 2020, which is included within other noncurrent assets in our consolidated balance sheets.
Note 4. Fair Value Measurements
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

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2020:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$51,690	$51,690	$—	$—
U.S. treasury securities	39,996	—	39,996	—
U.S. government agency securities	14,997	—	14,997	—
Total	$106,683	$51,690	$54,993	$—

Short-term investments:
U.S. treasury securities	$415,564	$—	$415,564	$—
U.S. government agency securities	595,797	—	595,797	—
Corporate debt securities	217,361	—	217,361	—
Total	$1,228,722	$—	$1,228,722	$—

Total cash equivalents and short-term investments	$1,335,405	$51,690	$1,283,715	$—
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2019:

		Level I	Level II	Level III
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$55,036	$55,036	$—	$—

Short-term investments:
U.S. treasury securities	$125,281	$—	$125,281	$—
U.S. government agency securities	64,646	—	64,646	—
Corporate debt securities	96,235	—	96,235	—
Total	$286,162	$—	$286,162	$—

Total cash equivalents and short-term investments	$341,198	$55,036	$286,162	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Refer to Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2020.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2020	2019

		(in thousands)
Hosting equipment	3 years	$87,418	$56,910
Computers and equipment	3-5 years	3,875	2,837
Purchased software	3 years	1,311	1,311
Capitalized internal-use software	3 years	23,081	9,904
Furniture and fixtures	5 years	1,965	1,566
Leasehold improvements	Shorter of useful life or lease term	8,712	2,255
Property and equipment, gross		126,362	74,783
Less: Accumulated depreciation and amortization		(50,628)	(33,737)
Total property and equipment, net		$75,734	$41,046
We recognized depreciation and amortization expense on property and equipment of $17.7 million, $10.4 million and $8.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Note 6. Business Combinations
Edgewise Networks Inc.
On May 22, 2020, we acquired Edgewise Networks Inc. ("Edgewise"), a pioneer in securing application-to-application communications in public clouds and data centers. Edgewise customers measurably reduce the attack surface to lower the risk of application compromise and data breaches by simplifying the security of east-west communications through identity-based segmentation. With this acquisition, we will secure workloads and application-to-application communications for our customers.
Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $30.7 million in cash, a portion of which was placed in escrow to partially secure our indemnification rights under the purchase agreement. Additionally, certain of Edgewise's employees who became our employees are entitled to receive additional consideration in the form of restricted stock units. These RSUs are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of May 22, 2020 in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $16.7 million of goodwill, $13.9 million of developed technology and $1.3 million of customer relationships. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost of a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.6 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2020.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.6 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology and customer relationships, which increased goodwill by the same amount. As we have a full valuation allowance as of July 31, 2020, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2020. Refer to Note 14, Income Taxes, for further information.
The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$294
Operating lease right-of-use asset	630
Acquired intangible assets:
Developed technology	13,900	5 years
Customer relationships	1,300	5 years
Goodwill	16,709
Total	$32,833
Liabilities assumed:
Accounts payable and accrued liabilities	$333
Deferred revenue	540
Operating lease liability	630
Deferred tax liability	620
Total	$2,123

Total purchase price consideration	$30,710

Cloudneeti Corporation
On April 16, 2020, we acquired Cloudneeti Corporation ("Cloudneeti"), a cloud security posture management company, which prevents and remediates application misconfigurations in cloud service models, including SaaS; infrastructure as a service, or IaaS; and platform as a service, or PaaS. With this acquisition, we further provide our industry-leading data protection coverage for our customers.
Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $8.9 million in cash, a portion of which was placed in escrow to partially secure our indemnification rights under the purchase agreement. Additionally, certain of Cloudneeti's employees who became our employees are entitled to receive additional consideration in the form of restricted stock units. These RSUs are subject to performance and time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of April 16, 2020 in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $5.9 million of goodwill and $3.5 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.5 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2020.

The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.5 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we have a full valuation allowance as of July 31, 2020, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2020. Refer to Note 14, Income Taxes, for further information.
The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$66
Acquired intangible assets:
Developed technology	3,500	5 years
Goodwill	5,871
Total	$9,437
Liabilities assumed:
Deferred tax liability	$490
Other liabilities	12
Total	$502

Total purchase price consideration	$8,935

Appsulate, Inc.
On May 29, 2019, we completed the acquisition Appsulate, Inc. ("Appsulate"), of an early stage software company. Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $12.9 million, with a portion subject to a holdback to partially secure our indemnification rights under the purchase agreement. As of July 31, 2020 and 2019, this holdback amount is reflected in our consolidated balance sheets within accrued expenses and other current liabilities and within other noncurrent liabilities, respectively.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of May 29, 2019, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $7.3 million of goodwill and $7.0 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.3 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2019.

The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $1.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we have a full valuation allowance as of July 31, 2019, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2019. Refer to Note 14, Income Taxes, for further information.
The allocation of the purchase price consideration, consisted of the following:

	Amount	Estimated Useful Life
	(in thousands)
Assets acquired:
Cash and cash equivalents	$13
Acquired intangible assets:
Developed technology	7,000	4 years
Goodwill	$7,281
Total	$14,294
Liabilities assumed:
Deferred tax liability	$1,422

Total purchase price consideration	$12,872

Other acquisitions
In fiscal 2019, we also completed the acquisition of assets and other technology from a privately-held company with a purchase price of $1.1 million with a portion subject to a holdback to partially secure our indemnification rights under the purchase agreement. As of July 31, 2020 and 2019, this holdback amount is reflected in our consolidated balance sheets within accrued expenses and other current liabilities and within other noncurrent liabilities, respectively. Intangible assets acquired and goodwill recorded for this acquisition were not material to our consolidated financial statements.
Pro forma Financial Information
The pro forma financial information of the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2019	$7,479
Goodwill acquired	22,580
Balance as of July 31, 2020	$30,059
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of July 31, 2020 and 2019:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2019	Additions	July 31, 2020	July 31, 2019	Amortization Expense	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2020

	(in thousands)								(years)
Developed technology	$9,456	$17,400	$26,856	$(897)	$(3,309)	$(4,206)	$8,559	$22,650	4.2
Customer relationships	160	1,300	1,460	(11)	(75)	(86)	149	1,374	4.7
Total	$9,616	$18,700	$28,316	$(908)	$(3,384)	$(4,292)	$8,708	$24,024	4.3
The weighted-average useful life for developed technology and customer relationships as of July 31, 2019 was 3.5 years and 4.7 years, respectively.
During fiscal 2020, we recorded an aggregate of $17.4 million and $1.3 million of developed technology and customer relationships with an estimated average useful life of 5.0 years and 5.0 years, respectively, in connection with our acquisitions of Edgewise and Cloudneeti. Refer to Note 6, Business Acquisitions, for further information.
Amortization expense of acquired intangible assets was $3.4 million and $0.9 million in fiscal 2020 and fiscal 2019, respectively. We did not have acquired intangible assets prior to fiscal 2019. Amortization expense of developed technology is recorded primarily within cost of revenues and research and development expenses in the consolidated statements of operations. Amortization expense of customer relationships is recorded within sales and marketing expenses in the consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following as of July 31, 2020:

Amortization Expense
(in thousands)
Year ending July 31,
2021	$6,308
2022	5,700
2023	5,196
2024	3,761
2025	3,059
Total	$24,024

Note 8. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% Convertible Senior Notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million.
The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The following table presents details of the Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Initial Number of Shares
			(in thousands)
Notes	6.6315 shares	$150.80	7,626
The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2025, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on the Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day;
•If we call any or all of the Notes for redemption, the Notes called for redemption (or, at our election all Notes) may be submitted for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events as set forth within the indenture governing the Notes.
On or after April 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert, all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, we will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the Notes in cash. During fiscal 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during fiscal 2020 and are classified as a noncurrent liability in our consolidated balance sheet as of July 31, 2020.
We may not redeem the Notes prior to July 5, 2023. On or after July 5, 2023, and prior to the 21st scheduled trading day immediately preceding the maturity date, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we redeem less than all the outstanding Notes, and only Notes called for redemption may be converted in connection with such partial redemption, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to such partial redemption as of the relevant redemption notice date.
In the event of a corporate event that constitutes a “fundamental change (as defined in the indenture)”, holders of the Notes may require us to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid special interest, if any. In addition, following certain corporate events that occur prior to the maturity date, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be.
In accounting for the issuance of the Notes and the related transaction costs, we separated the Notes into liability and equity components. The carrying amount of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features utilizing the interest rate of 5.75%. The carrying amount of the equity component representing the conversion option was $278.5 million and was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
Total issuance costs of $19.5 million related to the Notes was allocated between liability, totaling $14.8 million, and equity, totaling $4.7 million, in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 6.03%. The issuance costs attributable to the equity component were netted against additional paid-in capital. The amount recorded for the equity component of the Notes was $273.4 million, net of allocated issuance costs of $4.7 million and deferred tax impact of $0.4 million.

The net carrying amount of the liability component of the Notes is as follows:

July 31, 2020
(in thousands)
Principal amount	$1,150,000
Less:
Unamortized debt discount	273,829
Unamortized debt issuance costs	14,556
Net carrying amount	$861,615

The following table sets forth total interest expense recognized related to the Notes for fiscal 2020:

Amount
(in thousands)
Contractual interest expense	$140
Amortization of debt discount	4,638
Amortization of issuance costs	247
Total	$5,025
The total fair value of the Notes was $1,307.5 million as of July 31, 2020. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2020 to be a Level 2 measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
Capped Calls
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in its statement of financial position, the premium of $145.2 million paid for the purchase of the Capped Calls has been recorded as a reduction to additional paid-in capital and will not be remeasured.

Note 9. Operating Leases
The following is a summary of our operating lease costs for fiscal 2020:

	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease	$5,020	$8,582	$13,602
Short-term lease cost	1,399	904	2,303
Variable lease cost	1,508	1,715	3,223
Sublease income	(126)	—	(126)
Total operating lease costs	$7,801	$11,201	$19,002
The following table present information about leases on our consolidated balance sheet as of July 31, 2020:

	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$16,990	$19,129	$36,119
Operating lease liabilities, current	$5,307	$10,293	$15,600
Operating lease liabilities, noncurrent	$17,849	$10,174	$28,023
At July 31, 2020, the real estate arrangements’ weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.1 years and 4.8%, respectively. At July 31, 2020, the co-location arrangements' weighted-average remaining lease term and weighted-average discount rate for operating leases were 2.0 years and 3.2%. respectively.
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $7.6 million for fiscal 2020.
For fiscal 2019, the rent expense and bandwidth and co-location expenses was $3.0 million and $13.8 million, respectively. For fiscal 2018, the rent expense and bandwidth and co-location expenses was $2.5 million and $9.4 million, respectively. Rent expense prior to fiscal 2020 was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of the lease.

Maturities of operating lease liabilities consisted of the following as of July 31, 2020:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2021	$6,299	$10,763	$17,062
2022	4,844	8,710	13,554
2023	4,111	1,653	5,764
2024	3,702	—	3,702
2025	3,362	—	3,362
Thereafter	3,903	—	3,903
Total future minimum lease payments	26,221	21,126	47,347
Less: Imputed interest	3,065	659	3,724
Total	$23,156	$20,467	$43,623
As of July 31, 2020, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $18.2 million, which are excluded from the above table. These operating leases will commence between August 2020 and July 2023 with lease terms ranging from 1.2 years to 6.0 years.
Future minimum payments under non-cancelable operating leases consisted of the following as of July 31, 2019:

	Real Estate Arrangements	Data Center Arrangements	Total
Year ending July 31,	(in thousands)
2020	$4,624	$11,766	$16,390
2021	5,836	9,890	15,726
2022	4,871	5,533	10,404
2023	6,143	106	6,249
2024	6,509	—	6,509
Thereafter	15,977	—	15,977
Total	$43,960	$27,295	$71,255

Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. As of July 31, 2020 and 2019, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $20.0 million and $2.5 million, respectively.

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
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., a Broadcom affiliate, pursuant to which the Symantec Cases were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there is no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the consolidated statement of operations for fiscal 2020.
Finjan Litigation
On December 5, 2017, Finjan, Inc. filed a complaint, in the U.S. District Court for the Northern District of California, alleging that certain of our products infringed four U.S. patents held by Finjan, Inc. and seeking compensatory damages, an injunction, enhanced damages and attorney fees. On April 30, 2019, we entered into patent license and settlement agreements with Finjan, Inc. and its affiliates (collectively "Finjan"), resolving all claims in the lawsuit, and made a payment of $7.3 million to Finjan, Inc. Pursuant to the agreements, Finjan provided us with a worldwide fully paid license to the broader Finjan patent portfolio, releases for past damages, and covenants not to sue. On May 1, 2019, the court dismissed Finjan, Inc.’s complaint with prejudice. We determined that there is no material future economic benefit from the acquired Finjan license and accordingly, we recorded an incremental expense of $4.1 million within general and administrative expenses in the consolidated statement of operations in fiscal 2019. In prior periods, we had recorded accruals related to this litigation for $0.7 million in fiscal 2018 and $2.5 million in fiscal 2017.
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

Note 11. Convertible Preferred Stock
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
Prior to the IPO, we recognized accretion to the redemption price of Series C and D redeemable convertible preferred stock. Accretion was recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of Series C and D redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of Series C and D redeemable convertible preferred stock were terminated. We recognized accretion of Series C and D redeemable convertible preferred stock of $6.3 million in fiscal 2018.
Note 12. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2020
(in thousands)
Equity awards outstanding:
Stock options	5,175
Unvested restricted stock units	8,069
Committed unvested performance stock awards, based on the target number of shares	434
Committed unvested restricted stock units not yet issued related to our acquisition of Edgewise	120
Unvested performance stock awards	1,294
Share purchase rights committed under the employee stock purchase plan	568
Equity awards available for future grants:
Equity incentive plans	16,564
Employee stock purchase plan	2,153
Total	34,377

Note 13. Stock-Based Compensation
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
As of July 31, 2020, a total of 25.1 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 16.6 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The stock option activity consisted of the following for fiscal 2020:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2019	8,861	$7.16	4.6	$683,294
Granted	150	$49.59
Exercised	(3,450)	$6.26		$242,416
Canceled, forfeited or expired	(386)	$8.31
Balance as of July 31, 2020	5,175	$8.90	4.0	$625,904
Exercisable and expected to vest as of July 31, 2019	3,311	$5.60	4.0	$260,479
Exercisable and expected to vest as of July 31, 2020	2,546	$6.46	3.5	$314,111
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for fiscal 2020, fiscal 2019 and fiscal 2018 was $242.4 million, $300.9 million and $16.7 million, respectively. The weighted-average grant-date fair value per share of awards granted for fiscal 2020 and fiscal 2018 was $22.76 and $3.77, respectively.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31(1)
	2020	2018
Expected term (in years)	6.1	4.6 - 5.1
Expected stock price volatility	46.1%	40.3% - 42.3%
Risk-free interest rate	1.7%	1.7% - 2.8%
Dividend yield	0.0%	0.0%
(1) There were no stock options granted during fiscal 2019.

Restricted Stock Units and Performance Stock Awards
The 2018 Plan allows for the grant of RSUs. Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term. We began granting RSUs in the fourth quarter of fiscal 2018.
The 2018 Plan also allows for the grant of PSAs. The right to earn the PSAs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors or by our senior management for certain types of awards. Generally, earned PSAs are subject to additional time-based vesting.
PSAs related to the fiscal 2019 performance period, totaling approximately 0.5 million shares with a weighted-average grant date fair value per share of $36.90, were forfeited effective at the end of fiscal 2019, resulting in a reversal of $3.8 million of accrued stock-based compensation expense recognized in the nine months ended April 30, 2019. Accordingly, no stock-based compensation expense was recognized for these awards in fiscal 2019.
As of July 31, 2020, we determined that the service inception date for 0.2 million PSAs preceded the grant date, and we recognized $10.5 million of stock-based compensation expense associated with these PSAs in fiscal 2020.
As of July 31, 2020, there were 0.9 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of July 31, 2020 and have been excluded from the below table.
The activity of RSUs and PSAs consisted of the following for fiscal 2020:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2019	4,152	$48.51	$349,872
Granted	6,376	$65.81
Vested	(1,297)	$51.57	$93,754
Canceled or forfeited	(678)	$51.31
Balance as of July 31, 2020	8,553	$60.72	$1,110,694
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan ("ESPP") in the third quarter of fiscal 2018. As of July 31, 2020, a total of 4.7 million shares of common stock have been reserved for issuance under the ESPP, out of which 2.7 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During fiscal 2020, employees purchased approximately 0.8 million shares of common stock under our ESPP at an average purchase price of $18.76 per share, resulting in total cash proceeds of $15.3 million.
ESPP employee payroll contributions accrued at July 31, 2020 and 2019, was $3.5 million and $2.1 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2020 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2020. Payroll contributions ultimately used to purchase shares will be reclassified to additional paid-in capital on the purchase date.

The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2020	2019	2018
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.3
Expected stock price volatility	53.6% - 73.6%	44.0% - 61.9%	30.7% - 53.2%
Risk-free interest rate	0.2% - 1.7%	1.9% - 2.7%	2.0% - 2.6%
Dividend yield	0.0%	0.0%	0.0%

Early Exercised Stock Options
The 2007 Plan allowed for the early exercise of stock options for certain individuals as determined by our board of directors. The consideration received for an early exercised stock option is considered to be a deposit of the exercise price and the related proceed is initially recorded as a liability in the consolidated balance and reclassified to additional paid-in capital as the awards vest. Upon an employee’s termination, we have the option to repurchase unvested shares at a price per share equal to the lesser of the fair market value of the shares at the time of the repurchase or the original purchase price. We reclassified to additional paid-in capital $0.5 million, $1.0 million and $3.2 million related to awards vested during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of July 31, 2020 and 2019, the number of shares of common stock subject to repurchase was approximately 19,000 shares and 122,000 shares with an aggregate exercise price of $0.1 million and $0.6 million, respectively. The liability for early exercised stock options is included within accrued expenses and other current liabilities in the consolidated balance sheets.
Notes Receivable from Stockholders
Prior to fiscal 2017, we entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. The outstanding principal amount and related accrued interest on the notes are presented as contra-equity in the consolidated balance sheets until the notes are fully settled. During fiscal 2019, the outstanding principal amount of $1.9 million and accrued interest of $0.2 million were fully repaid.
Deferred Merger Consideration
In connection with the acquisition of Edgewise, as further described in Note 6, Business Acquisitions, certain former employees (who became our employees on the closing date of the business acquisition) are entitled to receive a deferred merger consideration payable in shares of our authorized common stock. The shares will be released on a quarterly basis over the vesting period of three years beginning from the closing date. The fair value of these awards of $9.3 million will be recognized as stock-based compensation expense on a straight-line basis over the vesting period within research and development expenses in our consolidated statements of operations.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$7,318	$2,926	$757
Sales and marketing	66,539	23,118	5,044
Research and development	30,173	15,090	3,045
General and administrative	17,365	5,289	2,378
Total	$121,395	$46,423	$11,224
As of July 31, 2020, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $508.5 million, which is expected to be amortized over a weighted-average period of 3.1 years.
During fiscal 2020 and fiscal 2019, we capitalized $4.4 million and $0.5 million, respectively of stock-based compensation associated with the development of software for internal-use. Stock-based compensation related to projects capitalized in fiscal 2018 was immaterial.

.

Note 14. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2020	2019	2018

	(in thousands)
Domestic	$(123,085)	$(34,145)	$(36,455)
International	10,357	6,233	4,146
Loss before provision for income taxes	$(112,728)	$(27,912)	$(32,309)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2020	2019	2018

Current:	(in thousands)
Federal	$—	$—	$—
State	45	64	(2)
Foreign	4,013	2,325	1,480
Total current tax expense	4,058	2,389	1,478

Deferred:
Federal	(864)	(1,431)	—
State	(243)	(107)	—
Foreign	(563)	(108)	(141)
Total deferred tax expense	(1,670)	(1,646)	(141)

Total provision for income taxes	$2,388	$743	$1,337
The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year ended July 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	0.2	0.1	—
Impact of foreign rate differential	—	(0.9)	0.3
Meals and entertainment	(0.2)	(1.9)	(1.3)
Stock-based compensation	37.0	147.2	(3.8)
Impact of U.S. tax reform	—	—	(58.6)
Provision to return adjustments	(0.3)	1.2	2.8
U.S. tax credits	6.8	10.0	3.7
Change in valuation allowance	(65.0)	(176.9)	33.5
Withholding tax	(1.1)	(2.4)	(1.1)
Other	(0.5)	(0.1)	(0.6)
Effective tax rate	(2.1)%	(2.7)%	(4.1)%

Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to our foreign earnings being taxed at different rates than the U.S. statutory rate and as well as the benefit of stock compensation deductions, offset by the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. During fiscal 2018, the impact of the Tax Act includes the effect of remeasuring our deferred tax assets and liabilities at 21% plus the effects of the one-time mandatory transition tax which was offset by our valuation allowance. During fiscal 2020 and 2019, we recognized an income tax benefit of $1.1 million and $1.4 million, respectively, as a result of a release in our valuation allowance on deferred tax assets as a result of deferred taxes recorded as part of the acquisition accounting of Cloudneeti Corporation, Edgewise Networks Inc. and Appsulate, Inc. Refer to Note 6, Business Combinations, for further information.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 or the Tax Act was enacted. The Tax Act contains several key tax provisions that affect us, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% imposing a one-time mandatory transition tax on previously untaxed foreign earnings, and changing rules related to the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. Because of the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no income tax expense (or benefit) recognized related to the Tax Act.
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$149,430	$87,413
Accruals and reserves	3,896	1,763
Deferred revenue	27,123	14,752
Tax credits carryovers	23,573	10,330
Stock-based compensation	14,218	6,112
Property and equipment	1,002	560
Operating lease liabilities	8,571	—
Other	33	232
Gross deferred tax assets	227,846	121,162
Less: Valuation allowance	(130,236)	(103,732)
Total deferred tax assets	$97,610	$17,430

Deferred tax liabilities:
Intangible assets	(4,224)	(1,178)
Deferred contract acquisition costs	(24,727)	(15,906)
Convertible senior notes	(61,071)	—
Operating lease right-of-use assets	(6,978)	—
Other	(131)	(89)
Total deferred tax liabilities	$(97,131)	$(17,173)

Net deferred tax assets	$479	$257

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
The following table presents the change in the valuation allowance:

	Year ended July 31,
	2020	2019	2018

	(in thousands)
Balance as of the beginning of the period	$103,732	$45,578	$51,493
Change during the period	26,504	58,154	(5,915)
Balance as of the end of the period	$130,236	$103,732	$45,578
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and, state deferred tax assets will not be realized as of July 31, 2020 and 2019, and as such, we have maintained a full valuation allowance against such deferred tax assets. During fiscal 2019, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded and has been maintained as of July 31, 2020.
The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $26.5 million, $58.2 million and decreased by $5.9 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The decrease in the valuation allowance in fiscal 2018 was primarily related to the change in the federal statutory rate, while the increase in the valuation allowance in fiscal 2020 and fiscal 2019 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2020 and 2019, we have net operating loss carryforwards for U.S. federal income tax purposes of $626.3 million and $360.0 million, respectively, which are available to offset future federal taxable income. Beginning in 2027, $177.8 million of the federal net operating losses will begin to expire. The remaining $448.5 million of the federal net operating losses will carry forward indefinitely. As of July 31, 2020 and 2019, we have net operating loss carryforwards for state income tax purposes of $177.1 million and $109.5 million, respectively. Beginning in 2024, $164.7 million of state net operating losses will begin to expire at different periods. The remaining $12.4 million of state net operating losses will carry forward indefinitely. As of July 31, 2020 and 2019, we had foreign net operating loss carryforward of $19.5 million and $17.7 million, respectively, all of which will be carried forward indefinitely.

As of July 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $19.5 million and $14.5 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The California credit will be carried forward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss and research and development credit carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code, Sections 382 and 383. Under Section 382 and 383 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss and research and development credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss or research and development credit carryforwards but may limit the amount available in any given future period.
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2020, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our for income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite of belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $10.5 million of gross unrecognized tax benefits as of July 31, 2020, none of which would affect our effective tax rate if recognized due to our U.S. valuation allowance. The gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of carryforward deferred tax asset that would be offset by a valuation allowance. As of July 31, 2020, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The changes in our gross unrecognized tax benefits for fiscal 2020 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2018	$2,622
Gross decrease for tax positions of prior fiscal years	(288)
Gross increase for tax positions in fiscal 2019	2,093
Balance as of July 31, 2019	4,427
Gross increase for tax positions of prior fiscal years	1,611
Gross increase for tax positions of current fiscal year	4,471
Balance as of July 31, 2020	$10,509

Note 15. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses. In March 2018, upon completion of our IPO, all shares of convertible preferred stock then outstanding, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. As of July 31, 2020 and 2019, we did not have shares of convertible preferred stock issued and outstanding.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested restricted stock units ("RSUs"), unvested performance stock awards ("PSAs") and shares related to the Notes are considered to be potential common stock equivalents.
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended July 31,
	2020	2019	2018

	(in thousands, except per share data)
Net loss	$(115,116)	$(28,655)	$(33,646)
Accretion of Series C and D redeemable convertible preferred stock	—	—	(6,332)
Net loss attributable to common stockholders	$(115,116)	$(28,655)	$(39,978)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,323	123,566	63,881
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(0.23)	$(0.63)

The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive:

	July 31,
	2020	2019	2018

	(in thousands)
Outstanding stock options	5,175	8,861	16,175
Shares subject to repurchase from early exercised stock options	19	122	423
Share purchase rights under the ESPP	568	913	2,044
Unvested RSUs	8,069	4,152	209
Unvested PSAs(1)	723	—	—
Total	14,554	14,048	18,851
(1) The number of unvested PSAs is based on the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2020, as they are not considered outstanding for accounting purposes. Refer to Note 13, Stock-Based Compensation, for further information.
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2020 would have been convertible into approximately 7.6 million shares of our common stock. Since we expect to settle the principle amount of the Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $150.80 per share for the Notes. We excluded the potentially dilutive effect of the conversion spread of the Notes as the average market price of our common stock during the three months ended July 31, 2020 was less than the conversion price of the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
Note 16. Segment and Geographic Information
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

Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2020(1)	2019

	(in thousands)
United States	$74,264	$28,847
Rest of the world	37,589	12,199
Total	$111,853	$41,046

(1) On August 1, 2019, we adopted the new lease accounting standard ASU No. 2016-02, Leases (Topic 842) on a modified retrospective basis at the beginning of the fiscal year of adoption.
Refer to Note 2, Revenue Recognition for information on revenue by geography.
Note 17. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). We contract with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. In fiscal 2020, we began contributing to the 401(k) Plan, making matching contributions of $2.0 million.
Note 18. Related Party Transactions
We previously entered into notes receivable agreements with certain of our current and former executives and employees in connection with the exercise of their stock options. Outstanding notes receivable were fully repaid during fiscal 2019. Refer to Note 13, Stock-Based Compensation, of these consolidated financial statements for further information.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2020. The effectiveness of our internal control over financial reporting as of July 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2020 annual meeting of stockholders (the "2019 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2020, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

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

Zscaler, Inc.

September 17, 2020	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	10-Q	001-38413	3.2	June 7, 2018
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 24, 2015.	S-1	333-223072	4.1	February 16, 2018
4.2	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.3	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.4	Indenture, dated as of June 25, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38413	4.1	June 25, 2020
4.5	Form of Note, representing Registrant's 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-38413	4.1	June 25, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	10-K	001-38413	10.2	September 18, 2019
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Manoj Apte, dated as of June 19, 2008.	S-1	333-223072	10.9	February 16, 2018
10.9+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.10+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.11+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.12+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.13+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.14+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.15+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.16	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.17	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
10.18†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	June 25, 2020
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Signature	Title	Date

/s/ Jagtar S. Chaudhry	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 17, 2020
Jagtar S. Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 17, 2020
Remo Canessa

/s/ Karen Blasing	Director	September 17, 2020
Karen Blasing

/s/ Andrew Brown	Director	September 17, 2020
Andrew Brown

/s/ Scott Darling	Director	September 17, 2020
Scott Darling

/s/ Charles Giancarlo	Director	September 17, 2020
Charles Giancarlo

/s/ David Schneider	Director	September 17, 2020
David Schneider

/s/ Amit Sinha	Director	September 17, 2020
Amit Sinha