Form 10-Q
period 2020-10-31
Zscaler, Inc.
filed 2020-12-08
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2020, the number of shares of registrant’s common stock outstanding was 134,191,860.

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
•our expectations regarding settlement of our Notes (defined below);
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on September 17, 2020.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2020	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$102,016	$141,851
Short-term investments	1,313,938	1,228,722
Accounts receivable, net	105,942	147,584
Deferred contract acquisition costs	35,589	32,240
Prepaid expenses and other current assets	22,040	31,396
Total current assets	1,579,525	1,581,793
Property and equipment, net	83,976	75,734
Operating lease right-of-use assets	45,586	36,119
Deferred contract acquisition costs, noncurrent	83,690	77,675
Acquired intangible assets, net	22,447	24,024
Goodwill	30,059	30,059
Other noncurrent assets	7,664	8,054
Total assets	$1,852,947	$1,833,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,663	$5,233
Accrued expenses and other current liabilities	13,871	16,361
Accrued compensation	37,097	49,444
Deferred revenue	340,035	337,263
Operating lease liabilities	17,796	15,600
Total current liabilities	416,462	423,901
Convertible senior notes, net	874,359	861,615
Deferred revenue, noncurrent	31,865	32,504
Operating lease liabilities, noncurrent	35,266	28,023
Other noncurrent liabilities	2,890	2,586
Total liabilities	1,360,842	1,348,629
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2020 and July 31, 2020; 134,163 and 132,817 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	134	133
Additional paid-in capital	886,815	823,804
Accumulated other comprehensive income (loss)	(267)	463
Accumulated deficit	(394,577)	(339,571)
Total stockholders’ equity	492,105	484,829
Total liabilities and stockholders’ equity	$1,852,947	$1,833,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Revenue	$142,578	$93,590
Cost of revenue	31,727	19,558
Gross profit	110,851	74,032
Operating expenses:
Sales and marketing	96,889	59,411
Research and development	35,770	20,271
General and administrative	20,859	12,625
Total operating expenses	153,518	92,307
Loss from operations	(42,667)	(18,275)
Interest income	940	2,022
Interest expense	(13,049)	—
Other income (expense), net	268	(29)
Loss before income taxes	(54,508)	(16,282)
Provision for income taxes	498	794
Net loss	$(55,006)	$(17,076)
Net loss per share, basic and diluted	$(0.41)	$(0.13)
Weighted-average shares used in computing net loss per share, basic and diluted	133,452	127,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Net loss	$(55,006)	$(17,076)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(730)	168
Total	(730)	168
Comprehensive loss	$(55,736)	$(16,908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	690	1	4,518	—	—	4,519
Vesting of restricted stock units and other stock issuances	656	—	—	—	—	—
Vesting of early exercised common stock options	—	—	70	—	—	70
Stock-based compensation	—	—	58,423	—	—	58,423
Unrealized net losses on available-for-sale-securities	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	(55,006)	(55,006)
Balance as of October 31, 2020	134,163	$134	$886,815	$(267)	$(394,577)	$492,105
Stockholders' equity activity for the three months ended October 31, 2019:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	545	1	3,058	—	—	3,059
Vesting of restricted stock units and other stock issuances	128	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	131
Stock-based compensation	—	—	19,212	—	—	19,212
Unrealized net gains on available-for-sale-securities	—	—	—	168	—	168
Net loss	—	—	—	—	(17,076)	(17,076)
Balance as of October 31, 2019	127,926	$128	$555,019	$436	$(241,531)	$314,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(55,006)	$(17,076)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	6,092	3,582
Amortization expense of acquired intangible assets	1,577	779
Amortization of deferred contract acquisition costs	8,678	5,535
Amortization of debt discount and issuance costs	12,690	—
Noncash operating lease costs	4,513	2,596
Stock-based compensation expense	57,185	18,376
Amortization (accretion) of investments purchased at a premium (discount)	2,605	(300)
Deferred income taxes	(520)	(49)
Impairment of assets	416	—
Other	29	223
Changes in operating assets and liabilities:
Accounts receivable	41,634	22,859
Deferred contract acquisition costs	(18,042)	(6,176)
Prepaid expenses, other current and noncurrent assets	7,883	(2,471)
Accounts payable	76	(38)
Accrued expenses, other current and noncurrent liabilities	(1,243)	(466)
Accrued compensation	(12,347)	1,382
Deferred revenue	2,133	(5,333)
Operating lease liabilities	(4,821)	(1,994)
Net cash provided by operating activities	53,532	21,429
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(8,904)	(10,210)
Capitalized internal-use software	(2,401)	(1,802)
Purchases of short-term investments	(174,663)	(88,410)
Proceeds from maturities of short-term investments	76,582	66,796
Proceeds from sale of short-term investments	11,500	—
Net cash used in investing activities	(97,886)	(33,626)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	4,519	3,059
Net cash provided by financing activities	4,519	3,059
Net decrease in cash, cash equivalents and restricted cash	(39,835)	(9,138)
Cash, cash equivalents and restricted cash at beginning of period	141,851	78,484
Cash, cash equivalents and restricted cash at end of period	$102,016	$69,346
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,496	$810
Noncash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$1,884	$(1,893)
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$13,787	$18,237
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$102,016	$69,346
Restricted cash, current and noncurrent	—	—
Total cash, cash equivalents and restricted cash	$102,016	$69,346
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the "Fiscal 2020 Form 10-K"), as filed with the SEC on September 17, 2020.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2020 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2020, the condensed consolidated statements of operations for the three months ended October 31, 2020 and 2019, the consolidated statements of comprehensive loss for the three months ended October 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended October 31, 2020 and 2019 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2021 or for any other future fiscal year or interim period.
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
Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2021, for example, refer to our fiscal year ending July 31, 2021.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three months ended October 31, 2020 other than for the adoption of new accounting guidance related to current expected credit losses effective August 1, 2020 further described below.
Accounts Receivable and Allowance
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of an allowance for doubtful accounts. We have a well-established collections history from our customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, we estimate the lifetime expected credit losses against the existing accounts receivable balance. Our estimate is based on certain factors including historical loss rates, current economic conditions, reasonable and supportable forecasts and customer-specific circumstances. The allowance for doubtful accounts has historically not been material. There were no material write-offs recognized in the periods presented. Accordingly, the movements in the allowance for doubtful accounts were not material for any of the periods presented. We do not have any off-balance-sheet credit exposure related to our customers.
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

We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs or to grow our business, including for potential business acquisitions or other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses unrelated to credit loss factors reported in accumulated other comprehensive income (loss) within stockholders’ equity.
Our investments are reviewed periodically when there is a decline in a security’s fair value below the amortized cost basis. We consider our intent to sell and whether it is more likely than not that the we will be required to sell the securities before the recovery of its cost basis. If either of these criteria are triggered, the amortized cost basis of the debt security is written down to fair value through other income (expense), net. If neither criteria is met, we evaluate whether the decline in fair value below the amortized cost basis is related to credit-related factors or other factors such as interest rate fluctuations. The factors considered in this analysis include the extent the fair value is less than the amortized cost basis, whether there were changes to the rating of the security by a ratings agency, whether the issuer has failed to make scheduled interest payments and other adverse conditions as applicable. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net. For purposes of identifying and measuring credit-related impairments, our policy is to exclude the applicable accrued interest from both the fair value and amortized cost basis of the related debt security. Accrued interest, net of the allowance for credit losses, if any, is recorded to prepaid expenses and other current assets. There were no credit-related impairments recognized on our investments during the periods presented.
Interest income, amortization (accretion) of investments purchased at a premium (discount), realized gains and losses and declines in fair value judged to be related to credit loss on our available-for-sale securities are included in interest income in the condensed consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard as of August 1, 2020, and it did not have a material impact to our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% and 99% of our revenue for the three months ended October 31, 2020 and 2019, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2020		2019
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$70,159	49%	$45,944	49%
Europe, Middle East and Africa (*)	55,205	39%	38,288	41%
Asia Pacific	14,280	10%	7,821	8%
Other	2,934	2%	1,537	2%
Total	$142,578	100%	$93,590	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% of our revenue for each of the three months ended October 31, 2020 and 2019.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2020		2019
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$133,440	94%	$90,243	96%
Direct customers	9,138	6%	3,347	4%
Total	$142,578	100%	$93,590	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three months ended October 31, 2020 and 2019. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	October 31, 2020	July 31, 2020
Channel partner A	*	11%
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended October 31, 2020 and 2019, we recognized revenue of $127.6 million and $84.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $864.0 million. We expect to recognize 54% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended October 31,
	2020	2019

	(in thousands)
Beginning balance	$109,915	$69,785
Capitalization of contract acquisition costs	18,042	6,176
Amortization of deferred contract acquisition costs	(8,678)	(5,535)
Ending balance	$119,279	$70,426

Deferred contract acquisition costs, current	$35,589	$22,060
Deferred contract acquisition costs, noncurrent	83,690	48,366
Total deferred contract acquisition costs	$119,279	$70,426
Sales commissions accrued but not paid as of October 31, 2020 and July 31, 2020, totaled $9.0 million and $21.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$52,638	$—	$—	$52,638

Short-term investments:
U.S. treasury securities	$383,016	$24	$(111)	$382,929
U.S. government agency securities	718,740	94	(466)	718,368
Corporate debt securities	212,333	381	(73)	212,641
Total short-term investments	$1,314,089	$499	$(650)	$1,313,938

Total cash equivalents and short-term investments	$1,366,727	$499	$(650)	$1,366,576
Cash equivalents and short-term investments consisted of the following as of July 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$51,690	$—	$—	$51,690
U.S. treasury securities	39,997	—	(1)	39,996
U.S. government agency securities	14,997	—	—	14,997
Total cash equivalents	$106,684	$—	$(1)	$106,683

Short-term investments:
U.S. treasury securities	$415,539	$152	$(127)	$415,564
U.S. government agency securities	595,725	186	(114)	595,797
Corporate debt securities	216,879	569	(87)	217,361
Total short-term investments	$1,228,143	$907	$(328)	$1,228,722

Total cash equivalents and short-term investments	$1,334,827	$907	$(329)	$1,335,405
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2020:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$740,385	$740,633
Due between one to three years	573,704	573,305
Total	$1,314,089	$1,313,938

Short-term investments that were in an unrealized loss position as of October 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$296,929	$(111)	$—	$—	$296,929	$(111)
U.S. government agency securities	436,495	(465)	3,001	(1)	439,496	(466)
Corporate debt securities	106,226	(73)	1,002	—	107,228	(73)
Total	$839,650	$(649)	$4,003	$(1)	$843,653	$(650)

Short-term investments that were in an unrealized loss position as of July 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury securities	$347,959	$(127)	$—	$—	$347,959	$(127)
U.S. government agency securities	340,503	(113)	5,502	(1)	346,005	(114)
Corporate debt securities	105,953	(87)	—	—	105,953	(87)
Total	$794,415	$(327)	$5,502	$(1)	$799,917	$(328)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the security below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and not credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2020 and July 31, 2020.
We recorded $3.5 million and $3.8 million of accrued interest receivable within prepaid expenses and other current assets in our condensed consolidated balance sheet as of October 31, 2020 and July 31, 2020, respectively.
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

Assets that are measured at fair value on a recurring basis consisted of the following as of October 31, 2020:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$52,638	$52,638	$—	$—

Short-term investments:
U.S. treasury securities	$382,929	$—	$382,929	$—
U.S. government agency securities	718,368	—	718,368	—
Corporate debt securities	212,641	—	212,641	—
Total short-term investments	$1,313,938	$—	$1,313,938	$—

Total cash equivalents and short-term investments	$1,366,576	$52,638	$1,313,938	$—

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2020:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:	(in thousands)
Money market funds	$51,690	$51,690	$—	$—
U.S. treasury securities	39,996	—	39,996	—
U.S. government agency securities	14,997	—	14,997	—
Total cash equivalents	$106,683	$51,690	$54,993	$—
Short-term investments:
U.S. treasury securities	$415,564	$—	$415,564	$—
U.S. government agency securities	595,797	—	595,797	—
Corporate debt securities	217,361	—	217,361	—
Total short-term investments	$1,228,722	$—	$1,228,722	$—

Total cash equivalents and short-term investments	$1,335,405	$51,690	$1,283,715	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Refer to Note 7, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2020.

Note 5. Property and Equipment
Property and equipment consisted of the following:

	October 31, 2020	July 31, 2020

	(in thousands)
Hosting equipment	$97,511	$87,418
Computers and equipment	4,221	3,875
Purchased software	1,311	1,311
Capitalized internal-use software	26,931	23,081
Furniture and fixtures	1,017	1,965
Leasehold improvements	7,211	8,712
Property and equipment, gross	138,202	126,362
Less: Accumulated depreciation and amortization	(54,226)	(50,628)
Total property and equipment, net	$83,976	$75,734
We recognized depreciation and amortization expense on property and equipment of $6.1 million and $3.6 million for the three months ended October 31, 2020 and 2019, respectively.
Note 6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill was $30.1 million as of October 31, 2020 and July 31, 2020.
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of October 31, 2020 and July 31, 2020:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2020	Additions	October 31, 2020	July 31, 2020	Amortization Expense	October 31, 2020	October 31, 2020	July 31, 2020

	(in thousands)
Developed technology	$26,856	$—	$26,856	$(4,206)	$(1,504)	$(5,710)	$21,146	$22,650
Customer relationships	1,460	—	1,460	(86)	(73)	(159)	1,301	1,374
Total	$28,316	$—	$28,316	$(4,292)	$(1,577)	$(5,869)	$22,447	$24,024
Amortization expense of acquired intangible assets was $1.6 million and $0.8 million for the three months ended October 31, 2020 and 2019, respectively. Amortization expense of developed technology is recorded primarily within cost of revenue and research and development in the condensed consolidated statements of operations. Amortization expense of customer relationships is recorded within sales and marketing expenses in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following as of October 31, 2020:

Amount
Year ending July 31,	(in thousands)
2021 (remaining nine months)	$4,732
2022	5,700
2023	5,196
2024	3,761
2025	3,058
Total	$22,447

Note 7. Convertible Senior Notes
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
The following table presents details of the Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Initial Number of Shares
			(in thousands)
Notes	6.6315 shares	$150.80	$7,626

The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2025, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day;
•If we call any or all of the Notes for redemption, the Notes called for redemption (or, at our election, all Notes) may be submitted for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events as set forth within the indenture governing the Notes.

On or after April 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert, all or any portion of their Notes at any time, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances. Upon conversion, we will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the Notes in cash. During the three months ended October 31, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended October 31, 2020 and are classified as a noncurrent liability in our condensed consolidated balance sheet as of October 31, 2020.
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
In the event of a corporate event that constitutes a “fundamental change (as defined in the indenture),” holders of the Notes may require us to purchase with cash all or any portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest, if any. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be.
In accounting for the issuance of the Notes and the related transaction costs, we separated the Notes into liability and equity components. The carrying amount of the liability component was initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features utilizing the interest rate of 5.75%. The carrying amount of the equity component representing the conversion option was $278.5 million and was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
Total issuance costs of $19.5 million related to the Notes were allocated between liability, totaling $14.8 million, and equity, totaling $4.7 million, in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 6.03%. The issuance costs attributable to the equity component were netted against additional paid-in capital. The amount recorded for the equity component of the Notes was $273.4 million, net of allocated issuance costs of $4.7 million and deferred tax impact of $0.4 million.

The net carrying amount of the liability component of the Notes is as follows :

	October 31, 2020	July 31, 2020

	(in thousands)
Principal amount	$1,150,000	$1,150,000
Less:
Unamortized debt discount	261,780	273,829
Unamortized debt issuance costs	13,861	14,556
Net carrying amount	$874,359	$861,615

The following table sets forth total interest expense recognized related to the Notes for the three months ended October 31, 2020:

Amount
(in thousands)
Contractual interest expense	$359
Amortization of debt discount	12,049
Amortization of issuance costs	641
Total	$13,049

The total fair value of the Notes was $1,338.5 million as of October 31, 2020. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2020 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Capped Calls

In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in its statement of financial position, the premium of $145.2 million paid for the purchase of the Capped Calls in June 2020 was recorded as a reduction to additional paid-in capital and will not be remeasured.

Note 8. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. During the three months ended October 31, 2020, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2020 Form 10-K.
Legal Matters
Litigation and Claims
We are a party to various litigation matters from time to time and subject to claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results or operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
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
As of October 31, 2020, a total of 31.7 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 22.6 million shares were available for grant.

Stock Options
The stock option activity consisted of the following for the three months ended October 31, 2020:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Balance as of July 31, 2020	5,175	$8.90	4.0	$625,904
Granted	—	—
Exercised	(690)	6.55		91,378
Canceled, forfeited or expired	(10)	8.64
Balance as of October 31, 2020	4,475	$9.27	3.8	$566,049
Exercisable and expected to vest as of July 31, 2020	2,546	$6.46	3.5	$314,111
Exercisable and expected to vest as of October 31, 2020	2,415	$7.44	3.4	$309,854
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the three months ended October 31, 2020 and 2019 was $91.4 million and $30.8 million, respectively. The weighted-average grant date fair value per share of stock options granted for the three months ended October 31, 2019 was $22.76. There were no stock options granted during the three months ended October 31, 2020.
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
As of October 31, 2020, there were 0.7 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of October 31, 2020 and have been excluded from the table below.
The activity of RSUs and PSAs consisted of the following for the three months ended October 31, 2020:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands, except per share data)
Balance as of July 31, 2020	8,553	$60.72	$1,110,694
Granted	737	131.94
Vested	(646)	64.11	85,671
Canceled or forfeited	(122)	68.97
Balance as of October 31, 2020	8,522	$66.50	$1,156,879

Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of October 31, 2020, a total of 6.0 million shares of common stock have been reserved for issuance under the ESPP, of which 2.7 million shares were available for grant. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. ESPP employee payroll contributions accrued at October 31, 2020 and July 31, 2020 were $8.9 million and $3.5 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2020 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2020. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2020	2019

	(in thousands)
Cost of revenue	$3,009	$1,381
Sales and marketing	31,316	10,039
Research and development	14,123	4,874
General and administrative	8,737	2,082
Total	$57,185	$18,376
As of October 31, 2020, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $524.8 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During the three months ended October 31, 2020 and 2019 we capitalized $1.5 million and $0.8 million, respectively of stock-based compensation associated with the development of software for internal-use.
Note 10. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
We recorded a provision for income taxes of $0.5 million and $0.8 million for the three months ended October 31, 2020 and 2019, respectively. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.

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
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Net loss	$(55,006)	$(17,076)
Weighted-average shares used in computing net loss per share, basic and diluted	133,452	127,548
Net loss per share, basic and diluted	$(0.41)	$(0.13)

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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	October 31,
	2020	2019
	(in thousands)
Stock options	4,475	8,296
Unvested RSUs	8,156	4,671
Unvested PSAs (1)	577	557
Shares subject to repurchase from early exercised stock options	5	92
Share purchase rights under the ESPP	547	873
Total	13,760	14,489
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2020, as they are not considered outstanding for accounting purposes. Refer to Note 9, Stock-Based Compensation, for further information.
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2020 would have been convertible into approximately 7.6 million shares of our common stock. Since we expect to settle the principle amount of the Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $150.80 per share for the Notes. We excluded the potentially dilutive effect of the conversion spread of the Notes as the average market price of our common stock during the three months ended October 31, 2020 was less than the initial conversion price of the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2020, filed with the SEC. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2020 is referred to as fiscal 2020 and our fiscal year ending July 31, 2021 is referred to as fiscal 2021.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For three months ended October 31, 2020 and 2019, our revenue was $142.6 million and $93.6 million, respectively. However, we have incurred net losses in all periods since our inception. For three months ended October 31, 2020 and 2019, our net loss was $55.0 million and $17.1 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address any legal matters and related accruals, as further described in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2020 and 2019, we had over 4,500 and over 3,900 customers, respectively, across all major geographies. As of July 31, 2020, we had over 450 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We calculate our dollar-based net retention rate as follows:
Denominator: To calculate our dollar-based net retention rate as of the end of a reporting period, we first establish the annual recurrent revenue ("ARR") from all active subscriptions as of the last day of the same reporting period in the prior fiscal year. This effectively represents recurring dollars that we expect in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior fiscal year.
Numerator: We measure the ARR for that same cohort of customers representing all subscriptions based on confirmed customer orders booked by us as of the end of the reporting period.
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, our success in selling bigger deals, including deals for all employees with our ZIA Transformation bundle, faster upsells within a year, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

	Trailing 12 Months Ended October 31, 2020	Trailing 12 Months Ended October 31, 2019
Dollar-based net retention rate	122%	120%

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as U.S. GAAP gross profit excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Gross profit	$110,851	$74,032
Add:
Stock-based compensation expense and related payroll taxes	3,266	1,414
Amortization expense of acquired intangible assets	1,504	205
Non-GAAP gross profit	$115,621	$75,651
Gross margin	78%	79%
Non-GAAP gross margin	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as U.S. GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, certain litigation-related expenses, amortization expense of acquired intangible assets and asset impairment related to facility exit. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. The excluded litigation-related expenses are professional fees and related costs incurred by us in defending or settling against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Loss from operations	$(42,667)	$(18,275)
Add:
Stock-based compensation expense and related payroll taxes	60,329	19,221
Litigation-related expenses	—	2,007
Amortization expense of acquired intangible assets	1,577	779
Asset impairment related to facility exit (1)	416	—
Non-GAAP income from operations	$19,655	$3,732
U.S. GAAP operating margin	(30)%	(20)%
Non-GAAP operating margin	14%	4%
___________
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Change in Non -GAAP Measures Presentation
Effective August 1, 2020, the beginning of our fiscal year ending July 31, 2021, we have presented employer payroll taxes related to employee equity award transactions, which is a cash expense, as part of stock-based compensation expense in our non-GAAP results. These payroll taxes have been excluded from our non-GAAP results as these are tied to the timing and size of the exercise or vesting of the underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. Prior period amounts have been recasted to conform with the current period presentation.
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of October 31, 2020, employee contributions to our employee stock purchase plan was $8.9 million, which will be reclassified to additional paid-in capital upon issuance of the shares during our second quarter of fiscal 2021.

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$53,532	$21,429
Less:
Purchases of property, equipment and other assets	(8,904)	(10,210)
Capitalized internal-use software	(2,401)	(1,802)
Free cash flow	$42,227	$9,417
As a percentage of revenue:
Net cash provided by operating activities	38%	23%
Less:
Purchases of property, equipment and other assets	(6)%	(11)%
Capitalized internal-use software	(2)%	(2)%
Free cash flow margin	30%	10%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $56.5 million, or 64%, for the three months ended October 31, 2020 over the three months ended October 31, 2019. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Revenue	$142,578	$93,590
Add: Total deferred revenue, end of period	371,900	245,869
Less: Total deferred revenue, beginning of period	(369,767)	(251,202)
Calculated billings	$144,711	$88,257

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 97% and 99% of our revenue for the three months ended October 31, 2020 and 2019, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead costs for facilities, IT, depreciation expense and amortization expense.
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
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and contractual interest expense for our convertible senior notes issued in June 2020. See Note 7, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income consist primarily of income earned on our cash equivalents and short-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deduction. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Revenue	$142,578	$93,590
Cost of revenue(1) (2)	31,727	19,558
Gross profit	110,851	74,032
Operating expenses:
Sales and marketing(1) (2)	96,889	59,411
Research and development(1) (2)	35,770	20,271
General and administrative(1) (3) (4)	20,859	12,625
Total operating expenses	153,518	92,307
Loss from operations	(42,667)	(18,275)
Interest income	940	2,022
Interest expense(5)	(13,049)	—
Other income (expense), net	268	(29)
Loss before income taxes	(54,508)	(16,282)
Provision for income taxes	498	794
Net loss	$(55,006)	$(17,076)

(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$3,266	$1,414
Sales and marketing	32,654	10,586
Research and development	14,900	5,054
General and administrative	9,509	2,167
Total	$60,329	$19,221
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$1,504	$205
Sales and marketing	73	8
Research and development	—	566
Total	$1,577	$779

(3) Includes asset impairment related to facility exit as follows:	$416	$—

(4) Includes litigation-related expenses as follows:	$—	$2,007

(5) Includes amortization of debt discount and issuance costs as follows:	$12,690	$—

	Three Months Ended October 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	22	21
Gross margin	78	79
Operating expenses
Sales and marketing	68	63
Research and development	25	22
General and administrative	15	13
Total operating expenses	108	98
Operating margin	(30)	(19)
Interest income	1	2
Interest expense	(9)	—
Other income (expense), net	—	—
Loss before income taxes	(38)	(17)
Provision for income taxes	1	1
Net loss	(39)%	(18)%

Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$142,578	$93,590	$48,988	52%
Revenue increased by $49.0 million, or 52%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $26.8 million in revenue, as reflected by our dollar-based net retention rate of 122% for the trailing 12 months ended October 31, 2020. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 18% from October 31, 2019 to October 31, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue	$31,727	$19,558	$12,169	62%
Gross margin	78%	79%
Cost of revenue increased by $12.2 million, or 62%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $9.7 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $2.6 million, inclusive of an increase of $1.6 million in stock-based compensation expense, driven primarily by a 9% increase in headcount in our customer support and cloud operations organizations from October 31, 2019 to October 31, 2020.
Gross margin decreased from 79% during the three months ended October 31, 2019 to 78% during the three months ended October 31, 2020. The decline in gross margin is partially due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic which resulted from our customers' employees working from home beginning in March 2020. While the public cloud allows us to quickly meet increases in customer demand, using public cloud infrastructure to manage traffic is significantly more expensive compared to using our data centers. Additionally, the decline in gross margin is also attributable to an increase in stock-based compensation expense and amortization expense of acquired intangible assets.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$96,889	$59,411	$37,478	63%
Sales and marketing expenses increased by $37.5 million, or 63%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase was primarily due to a 68% increase in headcount from

October 31, 2019 to October 31, 2020, resulting in an increase of $42.3 million in employee-related expenses, inclusive of an increase of $21.3 million in stock-based compensation expense and an increase of $4.8 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $1.6 million for professional services and $1.5 million for facility and IT services. Expense increases were partially offset by the decrease of $4.2 million for travel expenses and $4.0 million for marketing and advertising expenses due to the COVID-19 pandemic and the timing of our sales and marketing events, including our Zenith Live.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$35,770	$20,271	$15,499	76%
Research and development expenses increased by $15.5 million, or 76%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $14.7 million in employee-related expenses, inclusive of an increase of $9.2 million in stock-based compensation expense, driven by a 50% increase in headcount from October 31, 2019 to October 31, 2020. The remainder of the increase was primarily attributable to increased expenses of $0.7 million for professional services.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$20,859	$12,625	$8,234	65%
General and administrative expenses increased by $8.2 million, or 65%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The overall increase was primarily due to an increase of $8.8 million in employee-related expenses, inclusive of an increase of $6.7 million in stock-based compensation expense, driven by a 27% increase in headcount from October 31, 2019 to October 31, 2020. The remainder of the increase was primarily attributable to increased expenses of $0.6 million for professional services. Expense increases were partially offset by lower legal fees of $1.9 million.
Interest Expense

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Interest expense	$(13,049)	$—	$(13,049)	100%
Interest expense increased by $13.0 million for the three months ended October 31, 2020, compared to the three months ended October 31, 2019, as a result of the amortization of debt discount and contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 7, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Interest income	$940	$2,022	$(1,082)	(54)%
Interest income decreased by $1.1 million for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$268	$(29)	$297	1,024%
Other income (expense), net increased by $0.3 million for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(in thousands)
Provision for income taxes	$498	$794	$(296)	(37)%
Our provision for income taxes decreased by $0.3 million for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The decrease in the provision for income taxes was primarily due to the increase in the tax benefit of stock compensation deduction.
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
Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,416.0 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In June 2020, we completed the private offering of our Notes with an aggregate principal amount of $1,150.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,130.5 million. In connection with the Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $145.2 million of the net proceeds of the Notes to purchase the Capped Calls.
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $394.6 million as of October 31, 2020. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, we had deferred revenue of $371.9 million, of which $340.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$53,532	$21,429
Net cash used in investing activities	$(97,886)	$(33,626)
Net cash provided by financing activities	$4,519	$3,059
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2020 was $53.5 million, which resulted from a net loss of $55.0 million, adjusted for non-cash charges of $93.3 million and net cash inflows of $15.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $57.2 million for stock-based compensation expense, $12.7 million for amortization of debt discount and issuance costs, $8.7 million for amortization of deferred contract acquisition costs, $6.1 million for depreciation and amortization expense, $4.5 million for noncash operating lease costs, $2.6 million for amortization (accretion) of investments purchased at a premium (discount) and $1.6 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $41.6 million in accounts receivable primarily due to timing of billings and collections, a decrease of $7.9 million in prepaid expenses, other current and noncurrent assets and an increase of $2.1 million in deferred revenue from advanced invoicing in accordance with our subscription contracts. Net cash inflows were partially offset by cash outflows resulting from an increase of $18.0 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $12.3 million in accrued compensation, a decrease of $4.8 million in operating lease liabilities primarily due to lease payments and a decrease of $1.2 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during the three months ended October 31, 2019 was $21.4 million, which resulted from a net loss of $17.1 million, adjusted for non-cash charges of $30.7 million and net cash inflows of $7.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.4 million for stock-based compensation expense, $5.5 million for amortization of deferred contract acquisition costs and $3.6 million for depreciation and amortization expense, $2.6 million for amortization of operating lease right-of-use assets and $0.8 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $22.9 million in accounts receivable primarily due to timing of billings and collections and an increase of $1.4 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $6.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $5.3 million in deferred revenue due to billing seasonality, an increase of $2.5 million in prepaid expenses, other current and noncurrent assets, a decrease of $2.0 million in operating lease liabilities, and a decrease of $0.5 million in accrued expenses, other current and noncurrent liabilities.
Investing Activities
Net cash used in investing activities during the three months ended October 31, 2020 of $97.9 million was primarily attributable to the purchases of short-term investments of $174.7 million and capital expenditures of $11.3 million to support our cloud platform. These activities were partially offset by proceeds from the maturities of short-term investments of $76.6 million and sales of short-term investments of $11.5 million.

Net cash used in investing activities during the three months ended October 31, 2019 of $33.6 million was primarily attributable to the purchase of short-term investments of $88.4 million and capital expenditures of $12.0 million to support the growth of our cloud platform and investments in leasehold improvements associated with our new corporate headquarters to accommodate our headcount growth. These activities were partially offset by proceeds from the maturities of short-term investments of $66.8 million.
Financing Activities
Net cash provided by financing activities of $4.5 million during the three months ended October 31, 2020 was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $3.1 million during the three months ended October 31, 2019 was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of October 31, 2020, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.0 million with a bank, which serve as security under certain real estate leases.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included in our Fiscal 2020 Form 10-K. There have been no significant changes to these policies for the three months ended October 31, 2020, except as described in Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2020 Form 10-K.
Interest Rate Risk
As of October 31, 2020, we had cash, cash equivalents and short-term investments totaling $1,416.0 million, which were held for working capital and other general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2020, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $9.7 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 7, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for three months ended October 31, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•the impact of the ongoing COVID-19 pandemic is highly uncertain and may adversely impact our business;
•we have a history of losses and may not be able to achieve or sustain profitability in the future;
•if organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected;
•if we are unable to attract new customers or our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed;
•we face intense and increasing competition and could lose market share to our competitors;
•we have experienced rapid revenue and other growth in recent periods, which may not be indicative of our future performance;
•our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations:
•if the delivery of our services to our customers is interrupted or delayed for any reason, our business could suffer;
•the actual or perceived failure of our cloud platform to block malware or prevent a security breach could harm our reputation and adversely impact our business;
•our business and growth depend in part on the success of our relationships with our channel partners;
•if our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted;

•we rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business;
•claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business; and
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $115.1 million, $28.7 million, and $33.6 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of October 31, 2020, we had an accumulated deficit of $394.6 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:
•effectively attracting, training and integrating, including collaborating with, a large number of new employees, and in the short term to do so remotely during the COVID-19 pandemic;
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our channel partners’ operations may also be negatively impacted by other effects the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 40% of our revenue for fiscal 2020 and 42% of our revenue for each of fiscal 2019 and fiscal 2018, and 36% and 40% of our revenue for the three months ended October 31, 2020 and 2019, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of these talented sales personnel in both the U.S. and international markets. In particular, in the near term, we expect to expand our sales and marketing organization significantly. In particular, in the near term, we expect to expand our sales and marketing organization significantly and there is no guarantee that we can effectively transition our employee onboarding and training processes to remote or online programs during the COVID-19 pandemic and efficiently integrate these new hires into our organization.
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
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, due to the COVID 19 pandemic, many of our personnel are working remotely, which may pose additional data security risks.
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
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers will be adversely affected. We believe that successfully delivering our cloud solution requires a particularly high level of customer support and engagement. We or our channel partners must successfully assist our customers in deploying our cloud platform, resolving performance issues, addressing interoperability challenges with a customer’s existing network and security infrastructure and responding to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, who are working remotely as a result of the COVID-19 pandemic. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% of our revenue from our international customers in fiscal 2020 and fiscal 2019, respectively. As of July 31, 2020, approximately 52% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
As of July 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $626.3 million and $177.1 million, respectively, available to offset future taxable income. Beginning in 2027, $177.8 million of the federal net operating losses will begin to expire. The remaining $448.5 million of the federal net operating losses will carry forward indefinitely. Beginning in 2024, $164.7 million of state net operating losses will begin to expire at different periods. The remaining $12.4 million of state net operating losses will carry forward indefinitely. As of July 31, 2020 and 2019, we had foreign net operating loss carryforward of $19.5 million and $17.7 million, respectively, all of which may be carried forward indefinitely.
As of July 31, 2020, we also had U.S. federal and California research and development credits of $19.5 million and $14.5 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development credits may be carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
As of October 31, 2020, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 43.6% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 20.0% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
General Risks
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
There were no purchases of shares of our common stock during the three months ended October 31, 2020.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Offer Letter between the Registrant and Dali Rajic, dated as of September 6, 2019.					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________________
† Indicates management contract or compensatory plan or arrangement.

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

Zscaler, Inc.

December 8, 2020	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer