Form 10-Q
period 2021-01-31
Zscaler, Inc.
filed 2021-03-04
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 26, 2021, the number of shares of registrant’s common stock outstanding was 135,940,233.

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95,347	$141,851
Short-term investments	1,349,402	1,228,722
Accounts receivable, net	170,412	147,584
Deferred contract acquisition costs	39,902	32,240
Prepaid expenses and other current assets	23,586	31,396
Total current assets	1,678,649	1,581,793
Property and equipment, net	90,527	75,734
Operating lease right-of-use assets	45,942	36,119
Deferred contract acquisition costs, noncurrent	95,044	77,675
Acquired intangible assets, net	20,871	24,024
Goodwill	30,059	30,059
Other noncurrent assets	8,325	8,054
Total assets	$1,969,417	$1,833,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,170	$5,233
Accrued expenses and other current liabilities	14,208	16,361
Accrued compensation	47,861	49,444
Deferred revenue	406,184	337,263
Operating lease liabilities	20,152	15,600
Total current liabilities	501,575	423,901
Convertible senior notes, net	887,186	861,615
Deferred revenue, noncurrent	40,633	32,504
Operating lease liabilities, noncurrent	33,829	28,023
Other noncurrent liabilities	3,490	2,586
Total liabilities	1,466,713	1,348,629
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2021 and July 31, 2020; 135,858 and 132,817 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	136	133
Additional paid-in capital	964,214	823,804
Accumulated other comprehensive income	472	463
Accumulated deficit	(462,118)	(339,571)
Total stockholders’ equity	502,704	484,829
Total liabilities and stockholders’ equity	$1,969,417	$1,833,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue	$157,044	$101,268	$299,622	$194,858
Cost of revenue	34,135	20,238	65,862	39,796
Gross profit	122,909	81,030	233,760	155,062
Operating expenses:
Sales and marketing	110,403	61,621	207,292	121,032
Research and development	41,751	20,706	77,521	40,977
General and administrative	24,653	28,983	45,512	41,608
Total operating expenses	176,807	111,310	330,325	203,617
Loss from operations	(53,898)	(30,280)	(96,565)	(48,555)
Interest income	755	1,855	1,695	3,877
Interest expense	(13,245)	—	(26,294)	—
Other income (expense), net	518	(13)	786	(42)
Loss before income taxes	(65,870)	(28,438)	(120,378)	(44,720)
Provision for income taxes	1,671	716	2,169	1,510
Net loss	$(67,541)	$(29,154)	$(122,547)	$(46,230)
Net loss per share, basic and diluted	$(0.50)	$(0.23)	$(0.91)	$(0.36)
Weighted-average shares used in computing net loss per share, basic and diluted	135,024	128,408	134,238	127,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net loss	$(67,541)	$(29,154)	$(122,547)	$(46,230)
Other comprehensive income:
Unrealized net gains (losses) on available-for-sale securities	388	55	(342)	223
Unrealized net gains on cash flow hedges	351	—	351	—
Total	739	55	9	223
Comprehensive loss	$(66,802)	$(29,099)	$(122,538)	$(46,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2020	134,163	$134	$886,815	$(267)	$(394,577)	$492,105
Issuance of common stock upon exercise of stock options	809	1	6,725	—	—	6,726
Issuance of common stock in connection with employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	755	1	(1)	—	—	—
Vesting of early exercised common stock options	—	—	23	—	—	23
Stock-based compensation	—	—	62,089	—	—	62,089
Other comprehensive income	—	—	—	739	—	739
Net loss	—	—	—	—	(67,541)	(67,541)
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704
Stockholders' equity activity for the three months ended January 31, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2019	127,926	$128	$555,019	$436	$(241,531)	$314,052
Issuance of common stock upon exercise of stock options	675	1	3,698	—	—	3,699
Issuance of common stock in connection with employee stock purchase plan	284	—	5,334	—	—	5,334
Vesting of restricted stock units and other stock issuances	381	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	131
Stock-based compensation	—	—	25,047	—	—	25,047
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(29,154)	(29,154)
Balance as of January 31, 2020	129,266	$129	$589,229	$491	$(270,685)	$319,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	1,499	2	11,243	—	—	11,245
Issuance of common stock in connection with employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	1,411	1	(1)	—	—	—
Vesting of early exercised common stock options	—	—	93	—	—	93
Stock-based compensation	—	—	120,512	—	—	120,512
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(122,547)	(122,547)
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704
Stockholders' equity activity for the six months ended January 31, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	1,220	2	6,756	—	—	6,758
Issuance of common stock in connection with employee stock purchase plan	284	—	5,334	—	—	5,334
Vesting of restricted stock units and other stock issuances	509	—	—	—	—	—
Vesting of early exercised common stock options	—	—	262	—	—	262
Stock-based compensation	—	—	44,259	—	—	44,259
Other comprehensive income	—	—	—	223	—	223
Net loss	—	—	—	—	(46,230)	(46,230)
Balance as of January 31, 2020	129,266	$129	$589,229	$491	$(270,685)	$319,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(122,547)	$(46,230)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	13,327	7,508
Amortization expense of acquired intangible assets	3,153	1,421
Amortization of deferred contract acquisition costs	18,123	11,425
Amortization of debt discount and issuance costs	25,572	—
Non-cash operating lease costs	9,500	6,215
Stock-based compensation expense	118,565	42,242
Amortization (accretion) of investments purchased at a premium (discount)	5,446	(442)
Deferred income taxes	(981)	—
Impairment of assets	416	316
Other	59	248
Changes in operating assets and liabilities:
Accounts receivable	(24,681)	(1,432)
Deferred contract acquisition costs	(43,154)	(15,690)
Prepaid expenses, other current and noncurrent assets	6,722	(3,981)
Accounts payable	4,627	(603)
Accrued expenses, other current and noncurrent liabilities	1,733	(1,243)
Accrued compensation	(1,583)	3,475
Deferred revenue	78,884	28,820
Operating lease liabilities	(9,245)	(5,189)
Net cash provided by operating activities	83,936	26,860
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(19,403)	(15,099)
Capitalized internal-use software	(4,272)	(4,273)
Purchases of short-term investments	(419,638)	(147,543)
Proceeds from maturities of short-term investments	283,815	126,013
Proceeds from sale of short-term investments	11,500	—
Net cash used in investing activities	(147,998)	(40,902)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	11,245	6,758
Proceeds from issuance of common stock under the employee stock purchase plan	8,563	5,334
Payment of deferred consideration related to a business acquisition	(2,250)	—
Net cash provided by financing activities	17,558	12,092
Net decrease in cash, cash equivalents and restricted cash	(46,504)	(1,950)
Cash, cash equivalents and restricted cash at beginning of period	141,851	78,484
Cash, cash equivalents and restricted cash at end of period	$95,347	$76,534
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$2,479	$1,473
Interest paid	$743	$—
Non-cash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$3,037	$(1,785)
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$18,652	$20,905
Vesting of early exercised common stock options	$93	$262
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$95,347	$76,534
Restricted cash, current and noncurrent	—	—
Total cash, cash equivalents and restricted cash	$95,347	$76,534
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2020 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2021, the condensed consolidated statements of operations for the three and six months ended January 31, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended January 31, 2021 and 2020 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2021 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2021 or for any other future fiscal year or interim period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, the period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of our convertible senior notes, valuation of strategic investments and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and six months ended January 31, 2021 other than for derivative instruments and the adoption of new accounting guidance related to current expected credit losses effective August 1, 2020 further described below.
Derivative Instruments
We enter into foreign currency forward contracts, which we designate as cash flow hedges, in order to manage the volatility of cash flows that relate to our cost of revenues and operating expenses denominated in foreign currencies.
Derivative instruments are measured at fair value and reported on a gross basis as either current assets or liabilities on our condensed consolidated balance sheets.
Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (“AOCI”) until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction.
We measure hedge effectiveness using regression analyses at hedge inception and periodically thereafter. We include time value in our effectiveness assessment. Derivatives designated as cash flow hedges are classified in our condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.

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
We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs or to grow our business, including for potential business acquisitions or other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses unrelated to credit loss factors reported in AOCI.
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
Interest income, amortization (accretion) of investments purchased at a premium (discount) and realized gains and losses are included in interest income in the condensed consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% and 98% of our revenue for the three months ended January 31, 2021 and 2020, respectively, and approximately 97% and 98% of our revenue for the six months ended January 31, 2021 and 2020, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$77,541	49%	$49,629	49%	$147,700	49%	$95,574	49%
Europe, Middle East and Africa (*)	59,442	38%	41,002	40%	114,647	38%	79,291	41%
Asia Pacific	16,697	11%	8,828	9%	30,977	11%	16,647	8%
Other	3,364	2%	1,809	2%	6,298	2%	3,346	2%
Total	$157,044	100%	$101,268	100%	$299,622	100%	$194,858	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% of our revenue for each of the three months ended January 31, 2021 and 2020, and 10% and 11% of our revenue for the six months ended January 31, 2021 and 2020, respectively. Revenue from Germany represented 10% and 9% of our revenue for the three months ended January 31, 2021 and 2020, respectively, and 10% and 9% of our revenue for the six months ended January 31, 2021 and 2020, respectively.

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$147,341	94%	$98,132	97%	$280,781	94%	$188,375	97%
Direct customers	9,703	6%	3,136	3%	18,841	6%	6,483	3%
Total	$157,044	100%	$101,268	100%	$299,622	100%	$194,858	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and six months ended January 31, 2021 and 2020. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	January 31, 2021	July 31, 2020
Channel partner A	13%	*
Channel partner B	11%	11%
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended January 31, 2021 and 2020, we recognized revenue of $228.9 million and $148.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,024.8 million. We expect to recognize 53% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.

The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$119,279	$70,426	$109,915	$69,785
Capitalization of contract acquisition costs	25,112	9,514	43,154	15,690
Amortization of deferred contract acquisition costs	(9,445)	(5,890)	(18,123)	(11,425)
Ending balance	$134,946	$74,050	$134,946	$74,050

Deferred contract acquisition costs, current	$39,902	$23,527	$39,902	$23,527
Deferred contract acquisition costs, noncurrent	95,044	50,523	95,044	50,523
Total deferred contract acquisition costs	$134,946	$74,050	$134,946	$74,050
Sales commissions accrued but not paid as of January 31, 2021 and July 31, 2020, totaled $13.5 million and $21.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.
Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$39,038	$—	$—	$39,038

Short-term investments:
U.S. treasury securities	$338,856	$7	$(35)	$338,828
U.S. government agency securities	764,997	170	(66)	765,101
Corporate debt securities	245,312	263	(102)	245,473
Total short-term investments	$1,349,165	$440	$(203)	$1,349,402

Total cash equivalents and short-term investments	$1,388,203	$440	$(203)	$1,388,440

Cash equivalents and short-term investments consisted of the following as of July 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$51,690	$—	$—	$51,690
U.S. treasury securities	39,997	—	(1)	39,996
U.S. government agency securities	14,997	—	—	14,997
Total cash equivalents	$106,684	$—	$(1)	$106,683

Short-term investments:
U.S. treasury securities	$415,539	$152	$(127)	$415,564
U.S. government agency securities	595,725	186	(114)	595,797
Corporate debt securities	216,879	569	(87)	217,361
Total short-term investments	$1,228,143	$907	$(328)	$1,228,722

Total cash equivalents and short-term investments	$1,334,827	$907	$(329)	$1,335,405
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2021:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$766,043	$766,266
Due between one to two years	583,122	583,136
Total	$1,349,165	$1,349,402
Short-term investments that were in an unrealized loss position as of January 31, 2021 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,048	$(35)	$—	$—	$173,048	$(35)
U.S. government agency securities	219,264	(66)	6,001	—	225,265	(66)
Corporate debt securities	107,978	(102)	1,001	—	108,979	(102)
Total	$500,290	$(203)	$7,002	$—	$507,292	$(203)

Short-term investments that were in an unrealized loss position as of July 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$347,959	$(127)	$—	$—	$347,959	$(127)
U.S. government agency securities	340,503	(113)	5,502	(1)	346,005	(114)
Corporate debt securities	105,953	(87)	—	—	105,953	(87)
Total	$794,415	$(327)	$5,502	$(1)	$799,917	$(328)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the security below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2021 and July 31, 2020.
We recorded $4.1 million and $3.8 million of accrued interest receivable within prepaid expenses and other current assets in our condensed consolidated balance sheets as of January 31, 2021 and July 31, 2020, respectively.
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Certain of our investments in available-for-sale securities (i.e., U.S. treasury securities, U.S. government agency securities and corporate debt securities), as well as our assets and liabilities arising from our foreign currency forward contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of January 31, 2021:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$39,038	$39,038	$—	$—

Short-term investments:
U.S. treasury securities	$338,828	$—	$338,828	$—
U.S. government agency securities	765,101	—	765,101	—
Corporate debt securities	245,473	—	245,473	—
Total short-term investments	$1,349,402	$—	$1,349,402	$—

Total cash equivalents and short-term investments	$1,388,440	$39,038	$1,349,402	$—

Derivative instruments:
Foreign currency contracts assets(1)	$358	$—	$358	$—
Foreign currency contracts liabilities(2)	$8	$—	$8	$—

(1)Reported as prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2)Reported as accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2020:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$51,690	$51,690	$—	$—
U.S. treasury securities	39,996	—	39,996	—
U.S. government agency securities	14,997	—	14,997	—
Total cash equivalents	$106,683	$51,690	$54,993	$—
Short-term investments:
U.S. treasury securities	$415,564	$—	$415,564	$—
U.S. government agency securities	595,797	—	595,797	—
Corporate debt securities	217,361	—	217,361	—
Total short-term investments	$1,228,722	$—	$1,228,722	$—

Total cash equivalents and short-term investments	$1,335,405	$51,690	$1,283,715	$—
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Refer to Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2021.

Note 5. Property and Equipment
Property and equipment consisted of the following:

	January 31, 2021	July 31, 2020

	(in thousands)
Hosting equipment	$107,733	$87,418
Computers and equipment	4,768	3,875
Purchased software	1,311	1,311
Capitalized internal-use software	29,842	23,081
Furniture and fixtures	1,018	1,965
Leasehold improvements	7,196	8,712
Property and equipment, gross	151,868	126,362
Less: Accumulated depreciation and amortization	(61,341)	(50,628)
Total property and equipment, net	$90,527	$75,734
We recognized depreciation and amortization expense on property and equipment of $7.2 million and $3.9 million for the three months ended January 31, 2021 and 2020, respectively, and $13.3 million and $7.5 million for the six months ended January 31, 2021 and 2020, respectively.
Note 6. Derivative Instruments
We implemented a foreign currency risk management program during the three months ended January 31, 2021. As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenues and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three months ended January 31, 2021.
As of January 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $41.0 million. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on our condensed consolidated balance sheet as of January 31, 2021.
During the three months ended January 31, 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in AOCI and the gains and losses reclassified into the condensed consolidated statement of operations were not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill was $30.1 million as of January 31, 2021 and July 31, 2020.
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of January 31, 2021 and July 31, 2020:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2020	Additions	January 31, 2021	July 31, 2020	Amortization Expense	January 31, 2021	January 31, 2021	July 31, 2020

	(in thousands)
Developed technology	$26,856	$—	$26,856	$(4,206)	$(3,007)	$(7,213)	$19,643	$22,650
Customer relationships	1,460	—	1,460	(86)	(146)	(232)	1,228	1,374
Total	$28,316	$—	$28,316	$(4,292)	$(3,153)	$(7,445)	$20,871	$24,024
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2021 was $1.6 million and $3.2 million, respectively. Amortization expense of acquired intangible assets for the three and six months ended January 31, 2020 was $0.6 million and $1.4 million, respectively. Amortization expense of developed technology is recorded primarily within cost of revenue and research and development in the condensed consolidated statements of operations. Amortization expense of customer relationships is recorded within sales and marketing expenses in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following as of January 31, 2021:

Amount

Year ending July 31,	(in thousands)
2021 (remaining six months)	$3,156
2022	5,700
2023	5,196
2024	3,761
2025	3,058
Total	$20,871

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

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2025, only under the following circumstances:
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
During the three months ended January 31, 2021, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on January 29, 2021 (the last trading day of the fiscal quarter). Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2021 through April 30, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended January 31, 2021, none of the Notes have been converted. Since we have the election of repaying the Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Notes as a noncurrent liability in our condensed consolidated balance sheet as of January 31, 2021.
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
The net carrying amount of the liability component of the Notes is as follows:

	January 31, 2021	July 31, 2020

	(in thousands)
Principal amount	$1,150,000	$1,150,000
Less:
Unamortized debt discount	249,548	273,829
Unamortized debt issuance costs	13,266	14,556
Net carrying amount	$887,186	$861,615

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended January 31, 2021	Six Months Ended January 31, 2021

	(in thousands)
Contractual interest expense	$363	$722
Amortization of debt discount	12,232	24,281
Amortization of debt issuance costs	650	1,291
Total	$13,245	$26,294

The total fair value of the Notes was $1,713.5 million as of January 31, 2021. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of January 31, 2021 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Capped Calls

In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in its statement of financial position, the premium of $145.2 million paid for the purchase of the Capped Calls in June 2020 was recorded as a reduction to additional paid-in capital and will not be remeasured. As of January 31, 2021, we have not exercised any Capped Call options.
Note 9. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate events and consulting services. During the six months ended January 31, 2021, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2020 Form 10-K.

Legal Matters
Symantec Litigation
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., an affiliate of Broadcom, Inc. (“Broadcom”), pursuant to which two separate complaints filed by Symantec Corporation in December 2016 and April 2017 were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, which had acquired the rights, titles and interests in the patents asserted in the complaints, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there is no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the condensed consolidated statement of operations for the three months ended January 31, 2020.
Other Litigation and Claims
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
As of January 31, 2021, a total of 31.7 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 22.3 million shares were available for grant.

Stock Options
The stock option activity consisted of the following for the six months ended January 31, 2021:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2020	5,175	$8.90	4.0	$625,904
Granted	—	—
Exercised	(1,499)	7.50		236,029
Canceled, forfeited or expired	(44)	9.58
Balance as of January 31, 2021	3,632	$9.47	3.5	$690,975
Exercisable and expected to vest as of July 31, 2020	2,546	$6.46	3.5	$314,111
Exercisable and expected to vest as of January 31, 2021	2,086	$7.43	3.2	$401,013

The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2021 and 2020 was $236.0 million and $62.2 million, respectively. The weighted-average grant date fair value per share of stock options granted for the six months ended January 31, 2020 was $22.76. There were no stock options granted during the six months ended January 31, 2021.
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
As of January 31, 2021, there were 0.6 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of January 31, 2021 and have been excluded from the table below.

The activity of RSUs and PSAs consisted of the following for the six months ended January 31, 2021:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2020	8,553	$60.72	$1,110,694
Granted	1,207	143.39
Vested	(1,391)	57.60	220,671
Canceled or forfeited	(330)	70.97
Balance as of January 31, 2021	8,039	$73.25	$1,605,294
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of January 31, 2021, a total of 6.0 million shares of common stock have been reserved for issuance under the ESPP, of which 3.9 million shares were available for grant. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year.
During the three months ended January 31, 2021, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $65.33 per share, resulting in total cash proceeds of $8.6 million. ESPP employee payroll contributions accrued as of January 31, 2021 and July 31, 2020 were $5.0 million and $3.5 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2021 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2021. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
The fair value of the purchase right for the ESPP is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31,
	2021	2020

	(in thousands)
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	61.1% - 67.4%	53.6% - 57.6%
Risk-free interest rate	0.1%	1.5% - 1.7%
Dividend yield	—	—

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$3,092	$1,580	$6,101	$2,961
Sales and marketing	30,081	11,943	61,401	21,982
Research and development	16,363	6,077	30,485	10,951
General and administrative	11,844	4,266	20,578	6,348
Total	$61,380	$23,866	$118,565	$42,242
As of January 31, 2021, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $547.8 million, which we expect to be amortized over a weighted-average period of 2.7 years.
During the three months ended January 31, 2021 and 2020, we capitalized $1.1 million and $1.2 million, respectively, and during the six months ended January 31, 2021 and 2020, we capitalized $2.5 million and $2.0 million, respectively, of stock-based compensation associated with the development of software for internal-use.
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
We recorded a provision for income taxes of $1.7 million and $0.7 million for the three months ended January 31, 2021 and 2020, respectively, and $2.2 million and $1.5 million for the six months ended January 31, 2021 and 2020, respectively. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
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

Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(67,541)	$(29,154)	$(122,547)	$(46,230)
Weighted-average shares used in computing net loss per share, basic and diluted	135,024	128,408	134,238	127,978
Net loss per share, basic and diluted	$(0.50)	$(0.23)	$(0.91)	$(0.36)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	January 31,
	2021	2020

	(in thousands)
Unvested RSUs	7,609	4,944
Stock options	3,632	7,494
Unvested PSAs (1)	629	487
Share purchase rights under the ESPP	493	807
Shares subject to repurchase from early exercised stock options	—	63
Convertible senior notes (2)	7,626	—
Total	19,989	13,795
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2021, as they are not considered outstanding for accounting purposes. Refer to Note 10, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of January 31, 2021 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. As of January 31, 2021, we have not received any conversion notices for the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For six months ended January 31, 2021 and 2020, our revenue was $299.6 million and $194.9 million, respectively. However, we have incurred net losses in all periods since our inception. For six months ended January 31, 2021 and 2020, our net loss was $122.5 million and $46.2 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue investing in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Trailing 12 Months Ended January 31, 2021	Trailing 12 Months Ended January 31, 2020

Dollar-based net retention rate	127%	116%

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Gross profit	$122,909	$81,030	$233,760	$155,062
Add:
Stock-based compensation expense and related payroll taxes	3,308	1,648	6,574	3,062
Amortization expense of acquired intangible assets	1,503	205	3,007	410
Non-GAAP gross profit	$127,720	$82,883	$243,341	$158,534
Gross margin	78%	80%	78%	80%
Non-GAAP gross margin	81%	82%	81%	81%

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Loss from operations	$(53,898)	$(30,280)	$(96,565)	$(48,555)
Add:
Stock-based compensation expense and related payroll taxes	67,113	25,353	127,442	44,574
Litigation-related expenses	—	16,334	—	18,341
Amortization expense of acquired intangible assets	1,576	642	3,153	1,421
Asset impairment related to facility exit (1)	—	316	416	316
Non-GAAP income from operations	$14,791	$12,365	$34,446	$16,097
U.S. GAAP operating margin	(34)%	(30)%	(32)%	(25)%
Non-GAAP operating margin	9%	12%	11%	8%
___________
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Change in Non-GAAP Measures Presentation
Effective August 1, 2020, the beginning of our fiscal year ending July 31, 2021, we have presented employer payroll taxes related to employee equity award transactions, which is a cash expense, as part of stock-based compensation expense in our non-GAAP results. These payroll taxes have been excluded from our non-GAAP results as they are tied to the timing and size of the exercise or vesting of the underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. Prior period amounts have been recast to conform to this presentation.
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of January 31, 2021, the accrued employee payroll contributions to our ESPP was $5.0 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2021. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2021.
In the three months ended January 31, 2020, we made a $15.0 million payment to Broadcom in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by operating activities	$30,404	$5,431	$83,936	$26,860
Less:
Purchases of property, equipment and other assets	(10,499)	(4,889)	(19,403)	(15,099)
Capitalized internal-use software	(1,871)	(2,471)	(4,272)	(4,273)
Free cash flow	$18,034	$(1,929)	$60,261	$7,488
As a percentage of revenue:
Net cash provided by operating activities	19%	5%	28%	14%
Less:
Purchases of property, equipment and other assets	(7)%	(5)%	(7)%	(8)%
Capitalized internal-use software	(1)%	(2)%	(1)%	(2)%
Free cash flow margin	11%	(2)%	20%	4%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $96.5 million, or 71%, for the three months ended January 31, 2021 over the three months ended January 31, 2020, and $153.0 million, or 68%, for the six months ended January 31, 2021 over the six months ended January 31, 2020. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$157,044	$101,268	$299,622	$194,858
Add: Total deferred revenue, end of period	446,817	280,022	446,817	280,022
Less: Total deferred revenue, beginning of period	(371,900)	(245,869)	(369,767)	(251,202)
Calculated billings	$231,961	$135,421	$376,672	$223,678

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 97% and 98% of our revenue for the three months ended January 31, 2021 and 2020, respectively, and approximately 97% and 98% for the six months ended January 31, 2021 and 2020, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of costs previously deferred as attributable to each period presented in this Quarterly Report on Form 10-Q, as described below under "Critical Accounting Policies and Estimates."
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs, and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and contractual interest expense related to our Notes issued in June 2020. See Note 8, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$157,044	$101,268	$299,622	$194,858
Cost of revenue(1) (2)	34,135	20,238	65,862	39,796
Gross profit	122,909	81,030	233,760	155,062
Operating expenses:
Sales and marketing(1) (2)	110,403	61,621	207,292	121,032
Research and development(1) (2)	41,751	20,706	77,521	40,977
General and administrative(1) (3) (4)	24,653	28,983	45,512	41,608
Total operating expenses	176,807	111,310	330,325	203,617
Loss from operations	(53,898)	(30,280)	(96,565)	(48,555)
Interest income	755	1,855	1,695	3,877
Interest expense(5)	(13,245)	—	(26,294)	—
Other income (expense), net	518	(13)	786	(42)
Loss before income taxes	(65,870)	(28,438)	(120,378)	(44,720)
Provision for income taxes	1,671	716	2,169	1,510
Net loss	$(67,541)	$(29,154)	$(122,547)	$(46,230)

(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$3,308	$1,648	$6,574	$3,062
Sales and marketing	33,864	13,033	66,518	23,619
Research and development	17,747	6,280	32,647	11,334
General and administrative	12,194	4,392	21,703	6,559
Total	$67,113	$25,353	$127,442	$44,574
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$1,503	$205	$3,007	$410
Sales and marketing	73	8	146	16
Research and development	—	429	—	995
Total	$1,576	$642	$3,153	$1,421

(3) Includes asset impairment related to facility exit as follows:	$—	$316	$416	$316

(4) Includes litigation-related expenses as follows:	$—	$16,334	$—	$18,341

(5) Includes amortization of debt discount and issuance costs as follows:	$12,882	$—	$25,572	$—

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	22	20	22	20
Gross margin	78	80	78	80
Operating expenses
Sales and marketing	70	61	69	62
Research and development	26	20	26	21
General and administrative	16	29	15	22
Total operating expenses	112	110	110	105
Operating margin	(34)	(30)	(32)	(25)
Interest income	—	2	1	2
Interest expense	(8)	—	(9)	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(42)	(28)	(40)	(23)
Provision for income taxes	1	1	1	1
Net loss	(43)%	(29)%	(41)%	(24)%

Comparison of the Three Months Ended January 31, 2021 and 2020
Revenue

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$157,044	$101,268	$55,776	55%
Revenue increased by $55.8 million, or 55%, for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $30.6 million in revenue, as reflected by our dollar-based net retention rate of 127% for the trailing 12 months ended January 31, 2021. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 20% from January 31, 2020 to January 31, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$34,135	$20,238	$13,897	69%
Gross margin	78%	80%
Cost of revenue increased by $13.9 million, or 69%, for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $10.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $3.6 million, inclusive of an increase of $1.5 million in stock-based compensation expense, driven primarily by a 19% increase in headcount in our customer support and cloud operations organizations from January 31, 2020 to January 31, 2021.
Gross margin decreased from 80% during the three months ended January 31, 2020 to 78% during the three months ended January 31, 2021. The decline in gross margin is partially due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic, which resulted from our customers' employees working from home beginning in March 2020, and to a lesser extent, to efficiently introduce and sell new solutions to our customers. While the public cloud allows us to quickly meet increases in customer demand and to accelerate the introduction of new solutions, using public cloud infrastructure is significantly more expensive compared to using our data centers. Additionally, the decline in gross margin is also attributable to an increase in stock-based compensation expense and amortization expense of acquired intangible assets.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing	$110,403	$61,621	$48,782	79%

Sales and marketing expenses increased by $48.8 million, or 79%, for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The increase was primarily due to a 73% increase in headcount from January 31, 2020 to January 31, 2021, resulting in an increase of $48.8 million in employee-related expenses, inclusive of an increase of $18.1 million in stock-based compensation expense and an increase of $5.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $1.2 million for facility and IT services. Expense increases were partially offset by the decrease of $2.9 million for travel expenses due to the COVID-19 pandemic.
Research and Development Expenses

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Research and development	$41,751	$20,706	$21,045	102%
Research and development expenses increased by $21.0 million, or 102%, for the three months ended January 31, 2021, compared to the three months ended January 31, 2020, as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $19.5 million in employee-related expenses, inclusive of an increase of $10.3 million in stock-based compensation expense, driven by a 54% increase in headcount from January 31, 2020 to January 31, 2021.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
General and administrative	$24,653	$28,983	$(4,330)	(15)%
General and administrative expenses decreased by $4.3 million, or 15%, for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The overall decrease was primarily due to a decrease of $16.3 million in legal expenses, which is primarily attributable to a $15.0 million litigation settlement payment to Broadcom during the three months ended January 31, 2020. For further information on the Broadcom settlement, refer to Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q. This decrease is partially offset by an increase of $10.6 million in employee-related expenses, inclusive of an increase of $7.6 million in stock-based compensation expense, driven by a 27% increase in headcount from January 31, 2020 to January 31, 2021, and by an increase of $0.7 million in professional services to support the growth of our operations.
Interest Expense

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$(13,245)	$—	$(13,245)	100%
Interest expense increased by $13.2 million for the three months ended January 31, 2021, compared to the three months ended January 31, 2020, as a result of the amortization of debt discount and contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 8, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$755	$1,855	$(1,100)	(59)%
Interest income decreased by $1.1 million for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Other income (expense), net	$518	$(13)	$531	4,085%
Other income (expense), net increased by $0.5 million for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$1,671	$716	$955	133%

Our provision for income taxes increased by $1.0 million for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income.
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
Comparison of the Six Months Ended January 31, 2021 and 2020
Revenue

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$299,622	$194,858	$104,764	54%
Revenue increased by $104.8 million, or 54%, for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $63.1 million in revenue, as reflected by our dollar-based net retention rate of 127% for the trailing 12 months ended January 31, 2021. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 20% from January 31, 2020 to January 31, 2021.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$65,862	$39,796	$26,066	65%
Gross margin	78%	80%
Cost of revenue increased by $26.1 million, or 65%, for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $20.0 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $6.3 million, inclusive of an increase of $3.1 million in stock-based compensation expense, driven primarily by a 19% increase in headcount in our customer support and cloud operations organizations from January 31, 2020 to January 31, 2021. Expense increases were partially offset by a decrease of $0.4 million in travel expenses due to the COVID-19 pandemic.
Gross margin decreased from 80% during the six months ended January 31, 2020 to 78% during the six months ended January 31, 2021. The decline in gross margin is partially due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic, which resulted from our customers' employees working from home beginning in March 2020, and to a lesser extent, to efficiently introduce and sell new solutions to our customers. While the public cloud allows us to quickly meet increases in customer demand and to accelerate the introduction of new solutions, using public cloud infrastructure is significantly more expensive compared to using our data centers. Additionally, the decline in gross margin is also attributable to an increase in stock-based compensation expense and amortization expense of acquired intangible assets.

Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing	$207,292	$121,032	$86,260	71%
Sales and marketing expenses increased by $86.3 million, or 71%, for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The increase was primarily due to a 73% increase in headcount from January 31, 2020 to January 31, 2021, resulting in an increase of $91.1 million in employee-related expenses, inclusive of an increase of $39.4 million in stock-based compensation expense and an increase of $10.6 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $2.7 million for facility and IT services and $2.5 million for professional services. Expense increases were partially offset by the decrease of $7.1 million in travel expenses due to the COVID-19 pandemic and $3.1 million in marketing and advertising expenses due to transition to less expensive virtual events and increased reliance on digital marketing.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Research and development	$77,521	$40,977	$36,544	89%
Research and development expenses increased by $36.5 million, or 89%, for the six months ended January 31, 2021, compared to the six months ended January 31, 2020, as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $34.2 million in employee-related expenses, inclusive of an increase of $19.5 million in stock-based compensation expense, driven by a 54% increase in headcount from January 31, 2020 to January 31, 2021. The remainder of the increase was primarily attributable to increased expenses of $1.7 million in facility, software and equipment related expenses to support our growth and $1.0 million for professional services. Expense increases were partially offset by the decrease of $0.5 million in travel expenses due to the COVID-19 pandemic.

General and Administrative Expenses

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
General and administrative	$45,512	$41,608	$3,904	9%
General and administrative expenses increased by $3.9 million, or 9%, for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The overall increase was primarily due to an increase of $19.4 million in employee-related expenses, inclusive of an increase of $14.2 million in stock-based compensation expense, driven by a 27% increase in headcount from January 31, 2020 to January 31, 2021. The remainder of the increase was primarily attributable to increased expenses of $1.3 million in professional services, $0.7 million in insurance premiums and $0.7 million in facility and IT services. This increase is partially offset by a decrease of $18.3 million in legal expenses, primarily attributable to a $15.0 million litigation settlement payment to Broadcom during the six months ended January 31, 2020. For further information on the Broadcom settlement refer to Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.
Interest Expense

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$(26,294)	$—	$(26,294)	100%
Interest expense increased by $26.3 million for the six months ended January 31, 2021, compared to the six months ended January 31, 2020, as a result of the amortization of debt discount and contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 8, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$1,695	$3,877	$(2,182)	(56)%
Interest income decreased by $2.2 million for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Other Income (Expense), Net

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Other income (expense), net	$786	$(42)	$828	(1,971)%

Other income (expense), net increased by $0.8 million for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes

	Six Months Ended January 31,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$2,169	$1,510	$659	44%

Our provision for income taxes increased by $0.7 million for the six months ended January 31, 2021, compared to the six months ended January 31, 2020. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income.
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
Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,444.7 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant operating losses from operations, as reflected in our accumulated deficit of $462.1 million as of January 31, 2021. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, and the impact of COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2021, we had deferred revenue of $446.8 million, of which $406.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$83,936	$26,860
Net cash used in investing activities	$(147,998)	$(40,902)
Net cash provided by financing activities	$17,558	$12,092
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2021 was $83.9 million, which resulted from a net loss of $122.5 million, adjusted for non-cash charges of $193.2 million and net cash inflows of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $118.6 million for stock-based compensation expense, $25.6 million for amortization of debt discount and issuance costs, $18.1 million for amortization of deferred contract acquisition costs, $13.3 million for depreciation and amortization expense, $9.5 million for non-cash operating lease costs, $5.4 million for amortization (accretion) of investments purchased at a premium (discount) and $3.2 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $78.9 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, a decrease of $6.7 million in prepaid expenses, other current and noncurrent assets, an increase of $4.6 million in accounts payable and an increase of $1.7 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $43.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $24.7 million in accounts receivable primarily due to timing of billings and collections, a decrease of $9.2 million in operating lease liabilities and a decrease of $1.6 million in accrued compensation.
Net cash provided by operating activities during the six months ended January 31, 2020 was $26.9 million, which resulted from a net loss of $46.2 million, which included a $15.0 million litigation settlement payment to Broadcom in January 2020 (refer to Note 9, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for non-cash charges of $68.9 million and net cash inflows of $4.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $42.2 million for stock-based compensation expense, $11.4 million for amortization of deferred contract acquisition costs, $7.5 million for depreciation and amortization expense, $6.2 million for non-cash operating lease costs and $1.4 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $28.8 million in deferred revenue from advanced invoicing in accordance with our subscription contracts and an increase of $3.5 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $15.7 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $5.2 million in operating lease liabilities, an increase of $4.0 million in prepaid expenses, other current and noncurrent assets, an increase of $1.4 million in accounts receivable primarily due to timing of billings and collections and a decrease of $1.2 million in accrued expenses, other current and noncurrent liabilities.
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2021 of $148.0 million was primarily attributable to the purchases of short-term investments of $419.6 million and capital expenditures of $23.7 million to support the growth of our cloud platform. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $295.3 million.
Net cash used in investing activities during the six months ended January 31, 2020 of $40.9 million was primarily attributable to the purchase of short-term investments of $147.5 million and capital expenditures of $19.4 million to support the growth of our cloud platform. These activities were partially offset by proceeds from the maturities of short-term investments of $126.0 million.
Financing Activities
Net cash provided by financing activities of $17.6 million during the six months ended January 31, 2021 was attributable to $11.2 million in proceeds from the exercise of stock options and $8.6 million in proceeds from the issuance of common stock under the ESPP. These activities were partially offset by a payment of deferred consideration related to a business acquisition made in prior fiscal years of $2.3 million.
Net cash provided by financing activities of $12.1 million during the six months ended January 31, 2020 was attributable to $6.8 million in proceeds from the exercise of stock options and $5.3 million in proceeds from the issuance of common stock under the ESPP.

Contractual Obligations and Commitments
During the six months ended January 31, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of January 31, 2021, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.0 million with a bank, which serve as security under certain real estate leases.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included in our Fiscal 2020 Form 10-K. There have been no significant changes to these policies for the six months ended January 31, 2021, except as described in Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of January 31, 2021, we had cash, cash equivalents and short-term investments totaling $1,444.7 million, which were held for working capital and other general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2021, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our short-term investments by $9.9 million. Fluctuations in the fair value of our short-term investments caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 8, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for six months ended January 31, 2021 and 2020.
During the quarter ended January 31, 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 12 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $115.1 million, $28.7 million, and $33.6 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of January 31, 2021, we had an accumulated deficit of $462.1 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home in response to the COVID-19 pandemic, we temporarily increased our use of public cloud infrastructure which is substantially more expensive than our own data centers. If we must again increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our channel partners’ operations may also be negatively impacted by other effects the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 40% of our revenue for fiscal 2020 and 42% of our revenue for each of fiscal 2019 and fiscal 2018, and 36% and 40% of our revenue for the six months ended January 31, 2021 and 2020, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
The regulatory framework for privacy, data protection and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various data protection, information security and other telecommunications regulations where we offer our solutions around the world. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require us to comply with rules pertaining to data protection and information security. Further, we may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business.
The U.S. federal government, and various state and foreign governments, have adopted or proposed regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the European Union ("EU") implemented the General Data Protection Regulation (“GDPR”), which imposes stringent data protection requirements and provides for significant penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act and the California Privacy Rights Act, which seeks to provide California consumers with privacy rights and protections regarding their personal information. Further, China and Russia, countries in which we offer our solutions, have enacted legislation regulating certain technologies, and it is not clear how broadly such legislation will be applied in relation to our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning data protection, information security, and telecommunications services in the United States, EU, and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Further, existing privacy laws, regulations and industry standards are being interpreted or invalidated by courts and regulators in ways that could impact our business. For example, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks which provided a safe harbor for the cross-border transfer of certain personal data have been invalided. In addition. the exit of the United Kingdom (“UK”) from the EU, commonly referred to as Brexit, has created additional uncertainty with regard to data protection regulations in the UK generally and specifically to transfers of European personal data to the UK. As a result, we may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EU, the UK or Switzerland to other jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% of our revenue from our international customers in fiscal 2020 and fiscal 2019, respectively. As of July 31, 2020, approximately 52% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

Further, Brexit has led to legal uncertainty in the region and could adversely affect the tax, operational, legal and regulatory regimes to which our business is subject. In addition, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our UK or EU customers to modify spending priorities or delay purchasing decisions, and may result in lengthened sales cycles, any of which could harm our business and operating results.
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
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Canadian Dollar and Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates.
During the quarter ended January 31, 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts which we designated as cash flow hedges. The use of these hedging activities may not be successful in effectively mitigating the potentially adverse impact on our financial statements due to unfavorable movements in foreign currency exchange rates.
If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be materially and adversely affected. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions.
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
As of January 31, 2021, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 47.7% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.8% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Continued compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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

Risks Related to Our Notes
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the fiscal quarter ended January 31, 2021, holders of the Notes are entitled to convert their Notes in whole or in part, at any time from February 1, 2021 through April 30, 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes is accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
In August 2020, the Financial Accounting Standard Board issued Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liability and equity. This new standard affects entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. Among the main amendments, this standard eliminates the treasury stock method for convertible instruments (such as the Notes) and instead requires the application of the “if-converted” method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the Notes were converted into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, the if-converted method is typically more dilutive than the treasury stock method and, therefore, our diluted earnings per share may be adversely affected. This new standard is effective for us beginning August 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
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
We may become involved in litigation that may materially adversely affect us.
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
There were no purchases of shares of our common stock during the three months ended January 31, 2021.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

March 4, 2021	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer