Form 10-Q
period 2021-04-30
Zscaler, Inc.
filed 2021-06-03
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 28, 2021, the number of shares of registrant’s common stock outstanding was 136,987,021.

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
•beliefs about and objectives for future acquisitions, strategic investments, partnerships and alliances and our ability to successfully integrate completed acquisitions;
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$106,590	$141,851
Short-term investments	1,361,019	1,228,722
Accounts receivable, net	164,923	147,584
Deferred contract acquisition costs	44,541	32,240
Prepaid expenses and other current assets	28,428	31,396
Total current assets	1,705,501	1,581,793
Property and equipment, net	106,812	75,734
Operating lease right-of-use assets	49,727	36,119
Deferred contract acquisition costs, noncurrent	107,927	77,675
Acquired intangible assets, net	26,495	24,024
Goodwill	53,291	30,059
Other noncurrent assets	12,523	8,054
Total assets	$2,062,276	$1,833,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,172	$5,233
Accrued expenses and other current liabilities	16,622	16,361
Accrued compensation	61,276	49,444
Deferred revenue	445,835	337,263
Operating lease liabilities	20,974	15,600
Total current liabilities	564,879	423,901
Convertible senior notes, net	900,263	861,615
Deferred revenue, noncurrent	49,599	32,504
Operating lease liabilities, noncurrent	35,472	28,023
Other noncurrent liabilities	3,956	2,586
Total liabilities	1,554,169	1,348,629
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2021 and July 31, 2020; 136,895 and 132,817 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	137	133
Additional paid-in capital	1,027,888	823,804
Accumulated other comprehensive income	659	463
Accumulated deficit	(520,577)	(339,571)
Total stockholders’ equity	508,107	484,829
Total liabilities and stockholders’ equity	$2,062,276	$1,833,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue	$176,404	$110,524	$476,026	$305,382
Cost of revenue	38,977	24,579	104,839	64,375
Gross profit	137,427	85,945	371,187	241,007
Operating expenses:
Sales and marketing	115,730	67,727	323,022	188,759
Research and development	40,952	24,117	118,473	65,094
General and administrative	24,595	14,615	70,107	56,223
Total operating expenses	181,277	106,459	511,602	310,076
Loss from operations	(43,850)	(20,514)	(140,415)	(69,069)
Interest income	593	1,528	2,288	5,405
Interest expense	(13,436)	—	(39,730)	—
Other income, net	71	70	857	28
Loss before income taxes	(56,622)	(18,916)	(177,000)	(63,636)
Provision for income taxes	1,837	421	4,006	1,931
Net loss	$(58,459)	$(19,337)	$(181,006)	$(65,567)
Net loss per share, basic and diluted	$(0.43)	$(0.15)	$(1.34)	$(0.51)
Weighted-average shares used in computing net loss per share, basic and diluted	136,385	129,682	134,938	128,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net loss	$(58,459)	$(19,337)	$(181,006)	$(65,567)
Other comprehensive income:
Unrealized net gains (losses) on available-for-sale securities	(316)	336	(658)	559
Cash flow hedges:
Change in net unrealized gains and (losses)	572	—	994	—
Net realized losses (gains) reclassified into net loss	(69)	—	(140)	—
Net change on cash flow hedges	503	—	854	—
Total	187	336	196	559
Comprehensive loss	$(58,272)	$(19,001)	$(180,810)	$(65,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704
Issuance of common stock upon exercise of stock options	392	—	2,665	—	—	2,665
Vesting of restricted stock units and other stock issuances	645	1	(1)	—	—	—
Vesting of early exercised common stock options	—	—	—	—	—	—
Stock-based compensation	—	—	61,010	—	—	61,010
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(58,459)	(58,459)
Balance as of April 30, 2021	136,895	$137	$1,027,888	$659	$(520,577)	$508,107
Stockholders' equity activity for the three months ended April 30, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	129,266	$129	$589,229	$491	$(270,685)	$319,164
Issuance of common stock upon exercise of stock options	882	1	5,795	—	—	5,796
Vesting of restricted stock units and other stock issuances	199	—	—	—	—	—
Vesting of early exercised common stock options	—	—	131	—	—	131
Stock-based compensation	—	—	28,704	—	—	28,704
Other comprehensive income	—	—	—	336	—	336
Net loss	—	—	—	—	(19,337)	(19,337)
Balance as of April 30, 2020	130,347	$130	$623,859	$827	$(290,022)	$334,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	1,891	2	13,908	—	—	13,910
Issuance of common stock in connection with employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	2,056	2	(2)	—	—	—
Vesting of early exercised common stock options	—	—	93	—	—	93
Stock-based compensation	—	—	181,522	—	—	181,522
Other comprehensive income	—	—	—	196	—	196
Net loss	—	—	—	—	(181,006)	(181,006)
Balance as of April 30, 2021	136,895	$137	$1,027,888	$659	$(520,577)	$508,107
Stockholders' equity activity for the nine months ended April 30, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	2,102	3	12,551	—	—	12,554
Issuance of common stock in connection with employee stock purchase plan	284	—	5,334	—	—	5,334
Vesting of restricted stock units and other stock issuances	708	—	—	—	—	—
Vesting of early exercised common stock options	—	—	393	—	—	393
Stock-based compensation	—	—	72,963	—	—	72,963
Other comprehensive income	—	—	—	559	—	559
Net loss	—	—	—	—	(65,567)	(65,567)
Balance as of April 30, 2020	130,347	$130	$623,859	$827	$(290,022)	$334,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(181,006)	$(65,567)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	21,401	12,278
Amortization expense of acquired intangible assets	4,729	2,062
Amortization of deferred contract acquisition costs	28,577	17,673
Amortization of debt discount and issuance costs	38,648	—
Non-cash operating lease costs	15,156	9,649
Stock-based compensation expense	178,538	70,012
Amortization (accretion) of investments purchased at a premium (discount)	8,600	(463)
Deferred income taxes	(1,502)	(555)
Impairment of assets	416	746
Other	3	305
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(20,128)	(12,218)
Deferred contract acquisition costs	(71,130)	(32,228)
Prepaid expenses, other current and noncurrent assets	1,797	(13,365)
Accounts payable	6,421	1,923
Accrued expenses, other current and noncurrent liabilities	3,008	660
Accrued compensation	11,583	12,671
Deferred revenue	128,414	49,581
Operating lease liabilities	(16,221)	(5,482)
Net cash provided by operating activities	157,304	47,682
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(34,215)	(24,793)
Capitalized internal-use software	(7,047)	(6,296)
Payments for business acquisitions, net of cash acquired	(29,420)	(8,918)
Investments in privately held companies	(2,877)	—
Purchases of short-term investments	(724,472)	(202,764)
Proceeds from maturities of short-term investments	562,744	209,225
Proceeds from sale of short-term investments	22,499	14,084
Net cash used in investing activities	(212,788)	(19,462)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	13,910	12,554
Proceeds from issuance of common stock under the employee stock purchase plan	8,563	5,334
Payment of deferred consideration related to a business acquisition	(2,250)	—
Net cash provided by financing activities	20,223	17,888
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,261)	46,108
Cash, cash equivalents and restricted cash at beginning of period	141,851	78,484
Cash, cash equivalents and restricted cash at end of period	$106,590	$124,592
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$3,580	$1,738
Interest paid	$743	$—
Non-cash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$8,720	$1,446
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$27,622	$27,205
Vesting of early exercised common stock options	$93	$393
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$106,590	$124,592
Restricted cash, current and noncurrent	—	—
Total cash, cash equivalents and restricted cash	$106,590	$124,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security provider with a platform designed on a zero trust architecture. Our architecture is designed to allow users and devices to safely access authorized applications and services in the cloud using the internet as the preferred connectivity medium. Zscaler’s security and user experience solutions are purpose-built on a multi-tenant, distributed cloud exchange that secures access for users and devices to applications and services, regardless of location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2020 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2021, the condensed consolidated statements of operations for the three and nine months ended April 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2021 and 2020 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2021 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2021 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on our condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2021 other than for derivative instruments and the adoption of new accounting guidance related to current expected credit losses effective August 1, 2020 further described below.
Derivative Instruments
We enter into foreign currency forward contracts, a portion of which we designate as cash flow hedges, in order to manage the volatility of cash flows that relate to our cost of revenues and operating expenses denominated in foreign currencies.
Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (“AOCI”) until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
We recognize changes in the fair value of non-designated derivative instruments within other income (expense), net in our condensed consolidated statement of operations in the same period that the fair value measurement occurs.

All of our derivative instruments are measured at fair value and reported on a gross basis on our consolidated balance sheets. Derivatives instruments are classified in our condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% and 98% of our revenue for the three months ended April 30, 2021 and 2020, respectively, and approximately 97% and 98% of our revenue for the nine months ended April 30, 2021 and 2020, respectively.

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$85,678	49%	$53,741	49%	$233,379	49%	$149,315	49%
Europe, Middle East and Africa (*)	66,461	38%	44,756	40%	181,108	38%	124,047	40%
Asia Pacific	20,523	11%	9,992	9%	51,500	11%	26,638	9%
Other	3,742	2%	2,035	2%	10,039	2%	5,382	2%
Total	$176,404	100%	$110,524	100%	$476,026	100%	$305,382	100%
(*) Revenue from the United Kingdom ("U.K.") represented 10% of our revenue for each of the three months ended April 30, 2021 and 2020, and 10% of our revenue for each of the nine months ended April 30, 2021 and 2020, respectively. Revenue from Germany represented 9% and 10% of our revenue for the three months ended April 30, 2021 and 2020, respectively, and 10% and 9% of our revenue for the nine months ended April 30, 2021 and 2020, respectively.
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$165,969	94%	$106,942	97%	$446,750	94%	$295,316	97%
Direct customers	10,435	6%	3,582	3%	29,276	6%	10,066	3%
Total	$176,404	100%	$110,524	100%	$476,026	100%	$305,382	100%
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and nine months ended April 30, 2021 and 2020. The following table summarizes 10% or more of the total balance of accounts receivable, net:

	April 30, 2021	July 31, 2020
Channel partner A	*	11%
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended April 30, 2021 and 2020, we recognized revenue of $298.5 million and $193.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,207.6 million. We expect to recognize 51% of the transaction price over the next 12 months and 98% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$134,946	$74,050	$109,915	$69,785
Capitalization of contract acquisition costs	27,976	16,538	71,130	32,228
Amortization of deferred contract acquisition costs	(10,454)	(6,248)	(28,577)	(17,673)
Ending balance	$152,468	$84,340	$152,468	$84,340
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2021	July 31, 2020

	(in thousands)
Deferred contract acquisition costs, current	$44,541	$32,240
Deferred contract acquisition costs, noncurrent	107,927	77,675
Total deferred contract acquisition costs	$152,468	$109,915
Sales commissions accrued but not paid as of April 30, 2021 and July 31, 2020, totaled $19.1 million and $21.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$32,414	$—	$—	$32,414

Short-term investments:
U.S. treasury securities	$380,211	$25	$(12)	$380,224
U.S. government agency securities	677,962	108	(203)	677,867
Corporate debt securities	302,924	151	(147)	302,928
Total short-term investments	$1,361,097	$284	$(362)	$1,361,019

Total cash equivalents and short-term investments	$1,393,511	$284	$(362)	$1,393,433
Cash equivalents and short-term investments consisted of the following as of July 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$51,690	$—	$—	$51,690
U.S. treasury securities	39,997	—	(1)	39,996
U.S. government agency securities	14,997	—	—	14,997
Total cash equivalents	$106,684	$—	$(1)	$106,683

Short-term investments:
U.S. treasury securities	$415,539	$152	$(127)	$415,564
U.S. government agency securities	595,725	186	(114)	595,797
Corporate debt securities	216,879	569	(87)	217,361
Total short-term investments	$1,228,143	$907	$(328)	$1,228,722

Total cash equivalents and short-term investments	$1,334,827	$907	$(329)	$1,335,405
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2021:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$841,863	$842,057
Due between one to two years	519,234	518,962
Total	$1,361,097	$1,361,019

Short-term investments that were in an unrealized loss position as of April 30, 2021 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$98,024	$(12)	$—	$—	$98,024	$(12)
U.S. government agency securities	364,013	(203)	3,000	—	367,013	(203)
Corporate debt securities	179,450	(147)	1,000	—	180,450	(147)
Total	$641,487	$(362)	$4,000	$—	$645,487	$(362)

Short-term investments that were in an unrealized loss position as of July 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$347,959	$(127)	$—	$—	$347,959	$(127)
U.S. government agency securities	340,503	(113)	5,502	(1)	346,005	(114)
Corporate debt securities	105,953	(87)	—	—	105,953	(87)
Total	$794,415	$(327)	$5,502	$(1)	$799,917	$(328)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the security below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2021 and July 31, 2020.
We recorded $3.7 million and $3.8 million of accrued interest receivable within prepaid expenses and other current assets in our condensed consolidated balance sheets as of April 30, 2021 and July 31, 2020, respectively.
Strategic Investments
During the three months ended April 30, 2021, we invested an additional $2.9 million in non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are accounted for under the cost method as we have less than 20% ownership of these privately held companies and do not have the ability to exercise significant influence over their operations.
The carrying amount of our strategic investments was $4.9 million and $2.0 million as of April 30, 2021 and July 31, 2020, respectively, which are included within other noncurrent assets in our condensed consolidated balance sheets. There were no impairment charges or observable price changes in orderly transactions for identical or similar equity instruments during the three and nine months ended April 30, 2021 and April 30, 2020.

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
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of April 30, 2021:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$32,414	$32,414	$—	$—

Short-term investments:
U.S. treasury securities	$380,224	$—	$380,224	$—
U.S. government agency securities	677,867	—	677,867	—
Corporate debt securities	302,928	—	302,928	—
Total short-term investments	$1,361,019	$—	$1,361,019	$—

Total cash equivalents and short-term investments	$1,393,433	$32,414	$1,361,019	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$958	$—	$958	$—
Foreign currency contract assets-noncurrent (3)	$120	$—	$120	$—
Foreign currency contracts liabilities-current (2)	$189	$—	$189	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$114	$—	$114	$—
Foreign currency contracts liabilities-current (2)	$16	$—	$16	$—
(1)Reported as prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2)Reported as accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(3)Reported as other noncurrent assets in the condensed consolidated balance sheets.

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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2021.
Note 5. Property and Equipment
Property and equipment consisted of the following:

	April 30, 2021	July 31, 2020

	(in thousands)
Hosting equipment	$126,895	$87,418
Computers and equipment	5,260	3,875
Purchased software	1,311	1,311
Capitalized internal-use software	34,249	23,081
Furniture and fixtures	1,019	1,965
Leasehold improvements	7,207	8,712
Total property and equipment, gross	175,941	126,362
Less: Accumulated depreciation and amortization	(69,129)	(50,628)
Total property and equipment, net	$106,812	$75,734
We recognized depreciation and amortization expense on property and equipment of $8.1 million and $4.8 million for the three months ended April 30, 2021 and 2020, respectively, and $21.4 million and $12.3 million for the nine months ended April 30, 2021 and 2020, respectively.

Note 6. Business Combinations
Trustdome Limited
On April 15, 2021 (the "Closing Date"), we acquired all the outstanding shares of Trustdome Limited (“Trustdome”), a technology company located in Israel. Trustdome is a leading innovator in Cloud Infrastructure Entitlement Management (CIEM), which we plan to integrate with our existing Cloud Security Posture Management (CSPM) offering and provide a comprehensive solution for reducing public cloud attack surfaces and improving security posture. With this acquisition, we also have expanded our global footprint with our first development center in Israel.
Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $31.1 million in cash. Additionally, certain of Trustdome's employees who became our employees are entitled to receive deferred merger consideration payable in the form of shares of our authorized common stock and restricted stock units. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable asset as of the Closing Date, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $23.2 million of goodwill and $7.2 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.4 million of acquisition related costs, which were recorded as general and administrative expenses in the three months ended April 30, 2021.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.6 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount.

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$1,611
Acquired intangible assets:
Developed technology	7,200	5 years
Goodwill	23,232
Total	$32,043
Less Liabilities assumed:
Other liabilities	$277
Deferred tax liability	624
Total	$901

Total purchase price consideration	$31,142
The pro forma financial information, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year after the acquisition date, were not material for disclosure purposes.
Note 7. Derivative Instruments
We implemented a foreign currency risk management program during the three months ended January 31, 2021. As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenues and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three months ended April 30, 2021.
As of April 30, 2021, the total notional amount of our outstanding foreign currency forward contracts was $107.4 million for designated and $13.7 million for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 15 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on our condensed consolidated balance sheet as of April 30, 2021.
During the three and nine months ended April 30, 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in AOCI and the gains and losses reclassified into the condensed consolidated statement of operations were not material. During the three and nine months ended April 30, 2021, changes in the fair value of our non-designated derivative instruments recorded in other income, net within the condensed consolidated statement of operations were not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Note 8. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2020	$30,059
Goodwill acquired	23,232
Balance as of April 30, 2021	$53,291
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our asset and business acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of April 30, 2021 and July 31, 2020:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2020	Additions	April 30, 2021	July 31, 2020	Amortization Expense	April 30, 2021	April 30, 2021	July 31, 2020

	(in thousands)
Developed technology	$26,856	$7,200	$34,056	$(4,206)	$(4,510)	$(8,716)	$25,340	$22,650
Customer relationships	1,460	—	1,460	(86)	(219)	(305)	1,155	1,374
Total	$28,316	$7,200	$35,516	$(4,292)	$(4,729)	$(9,021)	$26,495	$24,024
In April 2021, in connection with the acquisition of Trustdome, we acquired developed technology with a fair value of $7.2 million and an estimated useful life of 5.0 years. For further information refer to Note 6, Business Combinations.
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2021 was $1.6 million and $4.7 million, respectively. Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2020 was $0.6 million and $2.1 million, respectively. Amortization expense of developed technology is recorded primarily within cost of revenue and research and development in the condensed consolidated statements of operations. Amortization expense of customer relationships is recorded within sales and marketing expenses in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following as of April 30, 2021:

Amount

Year ending July 31,	(in thousands)
2021 (remaining three months)	$1,937
2022	7,138
2023	6,641
2024	5,201
2025	4,498
Thereafter	1,080
Total	$26,495

Note 9. Convertible Senior Notes
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
On or after April 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert, all or any portion of their Notes at any time, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances. Upon conversion, we will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the Notes in cash. During the three months ended April 30, 2021, none of the Notes have been converted. During the three months ended April 30, 2021, the conditions allowing holders of the Notes to convert were not met. The notes are classified as a noncurrent liability in our condensed consolidated balance sheet as of April 30, 2021.
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

The net carrying amount of the liability component of the Notes is as follows:

	April 30, 2021	July 31, 2020

	(in thousands)
Principal amount	$1,150,000	$1,150,000
Less:
Unamortized debt discount	237,132	273,829
Unamortized debt issuance costs	12,605	14,556
Net carrying amount	$900,263	$861,615

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended April 30, 2021	Nine Months Ended April 30, 2021

	(in thousands)
Contractual interest expense	$360	$1,082
Amortization of debt discount	12,416	36,697
Amortization of debt issuance costs	660	1,951
Total	$13,436	$39,730

The total fair value of the Notes was $1,587.0 million as of April 30, 2021. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of April 30, 2021 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Capped Calls

In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in its statement of financial position, the premium of $145.2 million paid for the purchase of the Capped Calls in June 2020 was recorded as a reduction to additional paid-in capital and will not be remeasured. As of April 30, 2021, we have not exercised any Capped Call options.

Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the nine months ended April 30, 2021, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2020 Form 10-K.
Legal Matters
Symantec Litigation
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., an affiliate of Broadcom, Inc. (“Broadcom”), pursuant to which two separate complaints filed by Symantec Corporation in December 2016 and April 2017 ("Symantec Cases") were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, which had acquired the rights, titles and interests in the patents asserted in the complaints, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there is no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the condensed consolidated statement of operations for the nine months ended April 30, 2020.
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
As of April 30, 2021, a total of 31.7 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 21.5 million shares were available for grant.

Stock Options
The stock option activity consisted of the following for the nine months ended April 30, 2021:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2020	5,175	$8.90	4.0	$625,904
Granted	—	—
Exercised	(1,891)	7.36		307,650
Canceled, forfeited or expired	(100)	7.99
Balance as of April 30, 2021	3,184	$9.85	3.4	$566,188
Exercisable and expected to vest as of July 31, 2020	2,546	$6.46	3.5	$314,111
Exercisable and expected to vest as of April 30, 2021	2,073	$7.94	3.1	$372,536
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the nine months ended April 30, 2021 and 2020 was $307.7 million and $109.3 million, respectively. The weighted-average grant date fair value per share of stock options granted for the nine months ended April 30, 2020 was $22.76. There were no stock options granted during the nine months ended April 30, 2021.
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
As of April 30, 2021, there were 0.6 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of April 30, 2021 and have been excluded from the table below.

The activity of RSUs and PSAs consisted of the following for the nine months ended April 30, 2021:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2020	8,553	$60.72	$1,110,694
Granted	2,533	169.21
Vested	(2,026)	58.64	337,694
Canceled or forfeited	(609)	64.46
Balance as of April 30, 2021	8,451	$93.47	$1,585,808
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of April 30, 2021, a total of 6.0 million shares of common stock have been reserved for issuance under the ESPP, of which 3.9 million shares were available for grant. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year.
ESPP employee payroll contributions accrued as of April 30, 2021 and July 31, 2020 were $14.3 million and $3.5 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2021 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2021. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
The fair value of the purchase right for the ESPP is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2021	2020

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	61.1% - 67.4%	53.6% - 57.6%
Risk-free interest rate	0.1%	1.5% - 1.7%
Dividend yield	0.0%	0.0%
Deferred Merger Consideration
In connection with the acquisition of Trustdome, as further described in Note 6, Business Acquisitions, certain former employees who became our employees are entitled to receive a deferred merger consideration payable in shares of our authorized common stock and RSUs. The fair value of these awards totaled approximately $10.1 million as of the Closing Date. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense on a straight-line basis over the vesting period within research and development expenses in our consolidated statements of operations.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$3,360	$1,614	$9,461	$4,575
Sales and marketing	31,937	15,119	93,338	37,101
Research and development	13,434	6,738	43,919	17,689
General and administrative	11,242	4,299	31,820	10,647
Total	$59,973	$27,770	$178,538	$70,012
As of April 30, 2021, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $734.7 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During the three months ended April 30, 2021 and 2020, we capitalized $1.5 million and $1.0 million, respectively, and during the nine months ended April 30, 2021 and 2020, we capitalized $4.1 million and $3.0 million, respectively, of stock-based compensation associated with the development of software for internal-use.
Note 12. Income Taxes
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
We recorded a provision for income taxes of $1.8 million and $0.4 million for the three months ended April 30, 2021 and 2020, respectively, and $4.0 million and $1.9 million for the nine months ended April 30, 2021 and 2020, respectively. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
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

Note 13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(58,459)	$(19,337)	$(181,006)	$(65,567)
Weighted-average shares used in computing net loss per share, basic and diluted	136,385	129,682	134,938	128,538
Net loss per share, basic and diluted	$(0.43)	$(0.15)	$(1.34)	$(0.51)
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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	April 30,
	2021	2020

	(in thousands)
Unvested RSUs and shares of common stock	8,122	5,710
Stock options	3,184	6,549
Unvested PSAs (1)	569	487
Share purchase rights under the ESPP	475	772
Convertible senior notes (2)	7,626	—
Total	19,976	13,518
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2021, as they are not considered outstanding for accounting purposes. Refer to Note 11, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of April 30, 2021 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. As of April 30, 2021, we have not received any conversion notices for the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

Note 14. Subsequent Events
In June 2021, we completed the acquisition of Smokescreen Technologies Private Limited, an active defense and deception technology company, for which we paid approximately $11.5 million in cash. We plan to integrate Smokescreen's technology into Zscaler Zero Trust Exchange™ platform, further building upon our ability to enhance the detection of sophisticated, highly targeted attacks, ransomware and lateral movement attempts. We are in the process of completing our initial accounting for this acquisition.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For nine months ended April 30, 2021 and 2020, our revenue was $476.0 million and $305.4 million, respectively. We have incurred net losses in all periods since our inception. For the nine months ended April 30, 2021 and 2020, our net loss was $181.0 million and $65.6 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the widespread distribution and long-term efficacy of vaccines and the availability of effective treatments, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Trailing 12 Months Ended April 30, 2021	Trailing 12 Months Ended April 30, 2020

Dollar-based net retention rate	126%	119%
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Gross profit	$137,427	$85,945	$371,187	$241,007
Add:
Stock-based compensation expense and related payroll taxes	3,665	1,672	10,239	4,734
Amortization expense of acquired intangible assets	1,503	348	4,510	758
Non-GAAP gross profit	$142,595	$87,965	$385,936	$246,499
Gross margin	78%	78%	78%	79%
Non-GAAP gross margin	81%	80%	81%	81%

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Loss from operations	$(43,850)	$(20,514)	$(140,415)	$(69,069)
Add:
Stock-based compensation expense and related payroll taxes	65,177	29,082	192,619	73,656
Litigation-related expenses	—	12	—	18,353
Amortization expense of acquired intangible assets	1,576	641	4,729	2,062
Asset impairment related to facility exit (1)	—	430	416	746
Non-GAAP income from operations	$22,903	$9,651	$57,349	$25,748
U.S. GAAP operating margin	(25)%	(19)%	(29)%	(23)%
Non-GAAP operating margin	13%	9%	12%	8%
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of April 30, 2021, the accrued employee payroll contributions to our ESPP was $14.3 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2021. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2021.
In the nine months ended April 30, 2020, we made a $15.0 million payment to Broadcom in connection with the settlement of the Symantec Cases. For further information on this settlement refer to Note 10, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by operating activities	$73,368	$20,822	$157,304	$47,682
Less:
Purchases of property, equipment and other assets	(14,812)	(9,694)	(34,215)	(24,793)
Capitalized internal-use software	(2,775)	(2,023)	(7,047)	(6,296)
Free cash flow	$55,781	$9,105	$116,042	$16,593
As a percentage of revenue:
Net cash provided by operating activities	42%	19%	33%	15%
Less:
Purchases of property, equipment and other assets	(8)%	(9)%	(7)%	(8)%
Capitalized internal-use software	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	32%	8%	24%	5%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $93.7 million, or 71%, for the three months ended April 30, 2021 over the three months ended April 30, 2020, and $246.7 million, or 70%, for the nine months ended April 30, 2021 over the nine months ended April 30, 2020. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in thousands)
Revenue	$176,404	$110,524	$476,026	$305,382
Add: Total deferred revenue, end of period	495,434	300,791	495,434	300,791
Less: Total deferred revenue, beginning of period	(446,817)	(280,022)	(369,767)	(251,202)
Calculated billings	$225,021	$131,293	$601,693	$354,971

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 97% and 98% of our revenue for the three months ended April 30, 2021 and 2020, respectively, and approximately 97% and 98% for the nine months ended April 30, 2021 and 2020, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs, and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to our Notes issued in June 2020. See Note 9, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$176,404	$110,524	$476,026	$305,382
Cost of revenue(1) (2)	38,977	24,579	104,839	64,375
Gross profit	137,427	85,945	371,187	241,007
Operating expenses:
Sales and marketing(1) (2)	115,730	67,727	323,022	188,759
Research and development(1) (2)	40,952	24,117	118,473	65,094
General and administrative(1) (3) (4)	24,595	14,615	70,107	56,223
Total operating expenses	181,277	106,459	511,602	310,076
Loss from operations	(43,850)	(20,514)	(140,415)	(69,069)
Interest income	593	1,528	2,288	5,405
Interest expense(5)	(13,436)	—	(39,730)	—
Other income, net	71	70	857	28
Loss before income taxes	(56,622)	(18,916)	(177,000)	(63,636)
Provision for income taxes	1,837	421	4,006	1,931
Net loss	$(58,459)	$(19,337)	$(181,006)	$(65,567)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$3,665	$1,672	$10,239	$4,734
Sales and marketing	34,798	15,795	101,316	39,414
Research and development	15,033	7,145	47,680	18,479
General and administrative	11,681	4,470	33,384	11,029
Total	$65,177	$29,082	$192,619	$73,656

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$1,503	$348	$4,510	$758
Sales and marketing	73	8	219	24
Research and development	—	285	—	1,280
Total	$1,576	$641	$4,729	$2,062

(3) Includes asset impairment related to facility exit as follows:	$—	$430	$416	$746

(4) Includes litigation-related expenses as follows:	$—	$12	$—	$18,353

(5) Includes amortization of debt discount and issuance costs as follows:	$13,077	$—	$38,649	$—

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	22	22	22	21
Gross margin	78	78	78	79
Operating expenses
Sales and marketing	66	62	68	62
Research and development	23	22	25	21
General and administrative	14	13	14	19
Total operating expenses	103	97	107	102
Operating margin	(25)	(19)	(29)	(23)
Interest income	—	1	—	2
Interest expense	(7)	—	(8)	—
Other income, net	—	1	—	—
Loss before income taxes	(32)	(17)	(37)	(21)
Provision for income taxes	1	—	1	—
Net loss	(33)%	(17)%	(38)%	(21)%

Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$176,404	$110,524	$65,880	60%

Revenue increased by $65.9 million, or 60%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $36.9 million in revenue, as reflected by our dollar-based net retention rate of 126% for the trailing 12 months ended April 30, 2021. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 21% from April 30, 2020 to April 30, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$38,977	$24,579	$14,398	59%
Gross margin	78%	78%
Cost of revenue increased by $14.4 million, or 59%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $9.7 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $4.8 million, inclusive of an increase of $1.7 million in stock-based compensation expense, driven primarily by a 35% increase in headcount in our customer support and cloud operations organizations from April 30, 2020 to April 30, 2021.

Gross margin remained unchanged from 78% for the three months ended April 30, 2020 compared to the three months ended April 30, 2021.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing	$115,730	$67,727	$48,003	71%
Sales and marketing expenses increased by $48.0 million, or 71%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase was primarily due to a 65% increase in headcount from April 30, 2020 to April 30, 2021, resulting in an increase of $46.9 million in employee-related expenses, inclusive of an increase of $16.8 million in stock-based compensation expense and an increase of $4.8 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $1.8 million for facility and IT services. Expense increases were partially offset by the decrease of $2.3 million for travel expenses due to the COVID-19 pandemic.
Research and Development Expenses

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Research and development	$40,952	$24,117	$16,835	70%
Research and development expenses increased by $16.8 million, or 70%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020, as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $15.4 million in employee-related expenses, inclusive of an increase of $6.7 million in stock-based compensation expense, driven by a 53% increase in headcount from April 30, 2020 to April 30, 2021. The remainder of the increase was primarily attributable to increased expenses of $1.4 million in facility, software and equipment related expenses to support our growth.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
General and administrative	$24,595	$14,615	$9,980	68%
General and administrative expenses increased by $10.0 million, or 68%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The overall increase was primarily due to an increase of $9.8 million in employee-related expenses, inclusive of an increase of $6.9 million in stock-based compensation expense, driven in part by a 36% increase in headcount from April 30, 2020 to April 30, 2021.

Interest Expense

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$(13,436)	$—	$(13,436)	100%
Interest expense increased by $13.4 million for the three months ended April 30, 2021, compared to the three months ended April 30, 2020, as a result of the amortization of debt discount and contractual interest expense related to our Notes. issued in June 2020. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$593	$1,528	$(935)	(61)%
Interest income decreased by $0.9 million for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Other Income, Net

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Other income, net	$71	$70	$1	(1)%
Other income, net remained approximately unchanged for the three months ended April 30, 2021 compared to the three months ended April 30, 2020.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$1,837	$421	$1,416	336%

Our provision for income taxes increased by $1.4 million for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income and a tax benefit associated with the acquisition of intangible assets from Cloudneeti Corporation (“Cloudneeti”), which reduced our deferred tax asset and the related valuation allowance in the three months ended April 30, 2020.
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
Comparison of the Nine Months Ended April 30, 2021 and 2020
Revenue

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$476,026	$305,382	$170,644	56%
Revenue increased by $170.6 million, or 56%, for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $112.5 million in revenue, as reflected by our dollar-based net retention rate of 126% for the trailing 12 months ended April 30, 2021. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 21% from April 30, 2020 to April 30, 2021.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$104,839	$64,375	$40,464	63%
Gross margin	78%	79%
Cost of revenue increased by $40.5 million, or 63%, for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $29.8 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $11.1 million, inclusive of an increase of $4.9 million in stock-based compensation expense, driven primarily by a 35% increase in headcount in our customer support and cloud operations organizations from April 30, 2020 to April 30, 2021.
Gross margin decreased from 79% during the nine months ended April 30, 2020 to 78% during the nine months ended April 30, 2021. The decline in gross margin is partially due to the cost incurred for our increased use of public cloud infrastructure to manage the increased ZPA traffic, which resulted from our customers' employees working from home beginning in March 2020, and to a lesser extent, to efficiently introduce and sell new solutions to our customers. While the public cloud allows us to quickly meet increases in customer demand and to accelerate the introduction of new solutions, using public cloud infrastructure is significantly more expensive compared to using our data centers. Additionally, the decline in gross margin is also attributable to an increase in stock-based compensation expense and amortization expense of acquired intangible assets.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing	$323,022	$188,759	$134,263	71%
Sales and marketing expenses increased by $134.3 million, or 71%, for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The increase was primarily due to a 65% increase in headcount from April 30, 2020 to April 30, 2021, resulting in an increase of $138.0 million in employee-related expenses, inclusive of an increase of $56.2 million in stock-based compensation expense and an increase of $15.5 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.5 million for facility and IT services and $3.0 million for professional services. Expense increases were partially offset by the decrease of $9.3 million in travel expenses due to the COVID-19 pandemic and $2.3 million in marketing and advertising expenses due to transition to less expensive virtual events and increased reliance on digital marketing.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Research and development	$118,473	$65,094	$53,379	82%
Research and development expenses increased by $53.4 million, or 82%, for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020, as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $49.6 million in employee-related expenses, inclusive of an increase of $26.2 million in stock-based compensation expense, driven by a 53% increase in headcount from April 30, 2020 to April 30, 2021. The remainder of the increase was primarily attributable to increased expenses of $3.2 million in facility, software and equipment related expenses to support our growth and $1.8 million for professional services.

General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
General and administrative	$70,107	$56,223	$13,884	25%
General and administrative expenses increased by $13.9 million, or 25%, for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The overall increase was primarily due to an increase of $29.2 million in employee-related expenses, inclusive of an increase of $21.2 million in stock-based compensation expense, driven in part by a 36% increase in headcount from April 30, 2020 to April 30, 2021. The remainder of the increase was primarily attributable to increased expenses of $1.7 million in professional services. This increase is partially offset by a decrease of $17.9 million in legal expenses, primarily attributable to a $15.0 million litigation settlement payment to Broadcom during the six months ended January 31, 2020. For further information on the Broadcom settlement refer to Note 10, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.
Interest Expense

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$(39,730)	$—	$(39,730)	100%
Interest expense increased by $39.7 million for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020, as a result of the amortization of debt discount and recognition of contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$2,288	$5,405	$(3,117)	(58)%
Interest income decreased by $3.1 million for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Other Income, Net

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Other income, net	$857	$28	$829	2,961%
Other income, net increased by $0.8 million for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses.

Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$4,006	$1,931	$2,075	107%

Our provision for income taxes increased by $2.1 million for the nine months ended April 30, 2021, compared to the nine months ended April 30, 2020. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income and a tax benefit associated with the acquisition of intangible assets from Cloudneeti, which reduced our deferred tax asset and the related valuation allowance in the nine months ended April 30, 2020.
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
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,467.6 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $520.6 million as of April 30, 2021. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.

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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, we had deferred revenue of $495.4 million, of which $445.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$157,304	$47,682
Net cash used in investing activities	$(212,788)	$(19,462)
Net cash provided by financing activities	$20,223	$17,888
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2021 was $157.3 million, which resulted from a net loss of $181.0 million, adjusted for non-cash charges of $294.6 million and net cash inflows of $43.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $178.5 million for stock-based compensation expense, $38.6 million for amortization of debt discount and issuance costs, $28.6 million for amortization of deferred contract acquisition costs, $21.4 million for depreciation and amortization expense, $15.2 million for non-cash operating lease costs, $8.6 million for amortization (accretion) of investments purchased at a premium (discount) and $4.7 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $128.4 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, an increase of $11.6 million in accrued compensation, an increase of $6.4 million in accounts payable, an increase of $3.0 million in accrued expenses, other current and noncurrent liabilities, and a decrease of $1.8 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $71.1 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $20.1 million in accounts receivable primarily due to timing of billings and collections and a decrease of $16.2 million in operating lease liabilities.
Net cash provided by operating activities during the nine months ended April 30, 2020 was $47.7 million, which resulted from a net loss of $65.6 million, which included a $15.0 million litigation settlement payment to Broadcom in January 2020 (refer to Note 10, Commitments and Contingencies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for non-cash charges of $111.7 million and net cash inflows of $1.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $70.0 million for stock-based compensation expense, $17.7 million for amortization of deferred contract acquisition costs, $12.3 million for depreciation and amortization expense, $9.6 million for non-cash operating lease costs and $2.1 million for amortization expense of acquired intangible assets and $0.7 million for impairment of assets, partially offset by $0.6 million for deferred income taxes and $0.5 million for accretion of purchased discounts, net of amortization of investment premiums. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $49.6 million in deferred revenue from advanced invoicing in accordance with our subscription contracts and an increase of $12.7 million in accrued compensation an increase of $1.9 million in accounts payable and increase of $0.7 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $32.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $13.4 million in prepaid expenses, other current and noncurrent assets to balance our working capital requirements, an increase of $12.2 million in accounts receivable primarily due to timing of billings and collections and a decrease of $5.5 million in operating lease liabilities primarily due to lease payments, net of tenant incentives.
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2021 of $212.8 million was primarily attributable to the purchases of short-term investments of $724.5 million, capital expenditures of $41.3 million to support the growth of our cloud platform, $29.4 million, net of cash acquired, for the acquisition of Trustdome and $2.9 million for investments in privately held companies. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $585.2 million.
Net cash used in investing activities during the nine months ended April 30, 2020 of $19.5 million was primarily attributable to the purchase of short-term investments of $202.8 million, capital expenditures of $31.1 million to support the growth of our cloud platform and $8.9 million, net of cash acquired, for the acquisition of Cloudneeti. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $209.2 million.
Financing Activities
Net cash provided by financing activities of $20.2 million during the nine months ended April 30, 2021 was attributable to $13.9 million in proceeds from the exercise of stock options and $8.6 million in proceeds from the issuance of common stock under the ESPP. These activities were partially offset by a payment of deferred merger consideration related to a business acquisition made in a prior fiscal year of $2.3 million.
Net cash provided by financing activities of $17.9 million during the nine months ended April 30, 2020 was attributable to $12.6 million in proceeds from the exercise of stock options and $5.3 million in proceeds from the issuance of common stock under the ESPP.
Contractual Obligations and Commitments
During the nine months ended April 30, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of April 30, 2021, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.0 million with a bank, which serve as security under certain real estate leases.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included in our Fiscal 2020 Form 10-K. There have been no significant changes to these policies for the nine months ended April 30, 2021, except as described in Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of April 30, 2021, we had cash, cash equivalents and short-term investments totaling $1,467.6 million, which were held for working capital and other general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2021, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our short-term investments by $8.2 million. Fluctuations in the fair value of our short-term investments caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 9, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for nine months ended April 30, 2021 and 2020.
During the three months ended January 31, 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 15 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 10, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines in some geographies, COVID-19 continues to spread throughout the United States and globally, particularly in regions where we have significant operations and personnel. The duration, severity of its effects and ultimate impact to the world’s population and the global economy are unknown. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments put in place travel restrictions, quarantines, shelter-in-place orders, and other government orders and restrictions. These restrictions and orders resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could adversely impact our operations, as well as the operations of our customers, partners and vendors. In response to these government actions and mandates, we have modified and may continue to modify our business practices, including, among others, directing all employees to work from home, restricting employee travel, transitioning our employee onboarding and training to remote or online programs, holding virtual sales calls and meetings, and cancelling physical participation in events and conferences. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and serves, limited availability of products, and disruptions to supply chains. There is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the pandemic.
The impact of the COVID-19 pandemic is fluid and uncertain. We are unable to predict the impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the impact of the various mitigation efforts, vaccine administration rates and other factors that may not be foreseeable. The COVID-19 pandemic has caused a global economic downturn and extreme volatility in financial markets, which could materially and adversely affect demand for our products and services as well as our results of operations and financial condition even after the pandemic is contained and global economic activity stabilizes. The COVID-19 pandemic, as well as restrictive measures undertaken to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers; cause our customers to fail to renew, reduce, shorten, terminate, or renegotiate their subscriptions for our services; and lengthen collection periods of accounts receivable. Any of these developments could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $115.1 million, $28.7 million, and $33.6 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of April 30, 2021, we had an accumulated deficit of $520.6 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our channel partners’ operations may also be negatively impacted by other effects the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 40% of our revenue for fiscal 2020 and 42% of our revenue for each of fiscal 2019 and fiscal 2018, and 35% and 40% of our revenue for the nine months ended April 30, 2021 and 2020, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, due to the COVID 19 pandemic, many of our personnel continue to work remotely, which may pose additional data security risks.
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
A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us. In addition, future litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile, including as a result of being a public company, the possibility of intellectual property rights claims against us grows. Third parties have asserted in the past and may in the future assert claims of infringement of intellectual property rights against us and these claims, even without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our services. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

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
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, including the British Pound, Indian Rupee and Euro, and related impact on sales cycles; and
•The impact of natural disasters and public health pandemics and epidemics, such as the COVID-19 pandemic, on customers, partners, suppliers, employees, travel and the global economy.

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
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. In addition, the actions taken by federal, state, local, and foreign governments in in response to the COVID-19 pandemic have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in capital markets. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.
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
During the three months ended January 31, 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts which we designated as cash flow hedges. The use of these hedging activities may not be successful in effectively mitigating the potentially adverse impact on our financial statements due to unfavorable movements in foreign currency exchange rates.
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
Our business strategy includes acquiring other complementary solutions, technologies or businesses. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. In order to expand our security offerings and features, we also may enter into relationships with other businesses, which could involve preferred or exclusive licenses, additional channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult and costly, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we cannot assure you that these transactions, once undertaken and announced, will close.

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
As of April 30, 2021, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 42.4% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.6% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a relatively new public company, the analysts who publish information about our common stock have had limited experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the three months ended January 31, 2021, holders of the Notes were entitled to convert their Notes in whole or in part, at any time from February 1, 2021 through April 30, 2021. The conditions for conversion were not met for the fiscal quarter ended April 30, 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
On May 15, 2021 in connection with our acquisition of Trustdome, we agreed to issue a total of 47,668 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in this transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
(b) Issuer Purchases of Equity Securities
None.
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

Zscaler, Inc.

June 3, 2021	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer