Form 10-K
period 2021-07-31
Zscaler, Inc.
filed 2021-09-16
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $20.4 billion.
As of August 31, 2021, the number of shares of registrant’s common stock outstanding was 138,735,981.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I
Item 1. Business
Overview
We anticipate, secure, and simplify the experience of doing business, transforming today and tomorrow.. We deliver four integrated and comprehensive solutions to our customers using our cloud platform, the Zscaler Zero Trust Exchange:
•Secure access to the internet and SaaS with Zscaler Internet Access or ZIA;
•Secure access to internal applications with Zscaler Private Access or ZPA;
•Management and enhancement of the user-to-application experience with Zscaler Digital Experience or ZDX; and
•Protection for public cloud workloads, servers and internet of things, or IoT, devices with Zscaler Cloud Protection or ZCP.
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
We believe that securing the on-premises corporate network to protect users and data is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a new approach that securely connects users, devices, and applications using business policies, regardless of the network. Our Zero Trust Exchange eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. Our purpose-built, multi-tenant, distributed cloud platform incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies.
Before our Zero Trust Exchange, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Today, the network perimeter consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, a zero trust architecture is required. Our architecture is vastly different from the traditional “hub-and-spoke” corporate network, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our Zero Trust Exchange, which is distributed across more than 150 data centers worldwide, acts as an intelligent switchboard that uses business policies to securely connect users, devices, and applications over any network. We provide all of these solutions at scale, processing well over 160 billion internet requests per day. Our Zero Trust Exchange eliminates the need for organizations to buy and manage a variety of high cost appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply.
Our cloud native, multitenant architecture is distributed across more than 150 data centers globally to bring security and business policy close to users and devices in 185 countries to provide fast, secure, and reliable access. Each day, we block over 150 million threats and perform over 200,000 unique security updates. Our customers benefit from the cloud security effect of our ever-expanding ecosystem because once a new threat is detected, it can be blocked across our entire customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 5,600 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 500 of the Forbes Global 2000 as customers. Our customers span every major industry, including financial services, healthcare, manufacturing, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $302.8 million in fiscal 2019 to $431.3 million in fiscal 2020 to $673.1 million in fiscal 2021, representing year-over-year revenue growth of 42% and 56%, respectively. We experienced net losses of $28.7 million, $115.1 million and $262.0 million in fiscal 2019, fiscal 2020 and fiscal 2021, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Solutions and Zero Trust Exchange Platform
Our Zero Trust Exchange cloud security platform delivers four comprehensive and integrated solutions built natively in the cloud to power digital transformation.
Secure Internet and SaaS Access - Zscaler Internet Access
Zscaler Internet Access, or ZIA, was designed to provide users, servers, operational technology, or OT, and IoT devices secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats as well as protecting an organization’s data while at rest and preventing data from leaking out to unauthorized sites. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection to assess and correlate the risk of the content to protect against sophisticated attacks, including ransomware and phishing. The cloud platform applies machine learning across our well over 160 billion daily transactions to identify and block unknown threats quickly.
ZIA enables four primary use cases:
Cyberthreat Protection – Our threat prevention functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing, and zero-day cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products. Core cloud platform threat prevention services include:
•Advanced Threat Protection: Our advanced threat protection functionality delivers real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 200,000 unique security updates are performed every day to the Zscaler cloud to keep users protected. Once we detect a new threat to a user, we block it for all users. We call this the “cloud security effect.”

•Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats, or APTs, by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our cloud sandbox was designed and built to be multi-tenant and allows customers to determine which traffic should be sent for detonation. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios by holding, detonating and analyzing suspicious files in the cloud sandbox before they are sent to the user.
•Browser Isolation: Our cloud browser isolation functionality creates an isolated browsing session that enables users to access any webpage on the internet without downloading any of the web content served by the webpage onto a local device or the corporate network. With cloud browser isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. Malicious code that may be hidden in the web content is kept at bay.
Data Protection- Our data protection functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information for users, devices, and servers, reducing our customers’ business and compliance risk. Core cloud platform data protection services include:
•Data Loss Prevention: Our data loss prevention, or DLP, functionality enables enterprises to use predefined or custom dictionaries using efficient pattern-matching algorithms to easily scale to all users and traffic, including compressed or encrypted traffic, to prevent, monitor or block unauthorized or sensitive data exfiltration. Our exact data match, or EDM, and Index Document Match, or IDM, functionalities augment the accuracy and efficacy of our data loss prevention solution by enabling our customers to populate a custom database scaling to billions of unique fields, as well as unstructured documents. Our DLP policies can be enforced for inline data in motion and out-of-band for data at rest.
•Cloud Access Security Brokerage: Our Cloud Access Security Broker, or CASB, functionality and cloud application controls enable enterprises to discover and granularly control user access to known and unknown cloud applications. By doing Secure Sockets Layer, or SSL, inspection at scale, we provide malware protection, data loss prevention and CASB functions that can be performed both inline and out-of-band, for specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.
•File Type Controls: Our file type control functionality allows policies to be defined that control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.
•Browser Isolation: With cloud browser isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. This approach prevents sensitive data from being downloaded to unauthorized devices in bring your own device environments or on shared public computers.
Secure Local Internet Breakouts – Our local internet breakout capability means traffic destined for the cloud no longer needs to be routed over a private Multiprotocol Label Switching, or MPLS, network to the data center. Traffic can now be routed locally over the internet and directly to the cloud, which provides for a faster experience and a significant reduction in MPLS network costs. Our core cloud platform services for local internet breakouts include:
•Firewall: Our cloud firewall was designed to protect users by inspecting internet traffic on all ports and protocols, and it offers user level policies, application identification with deep packet inspection and intrusion prevention.
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
•segment access to applications without relying on the traditional approach of network segmentation; and
•provide remote access over the internet without virtual private networks, or VPNs.
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
•Application Discovery: Similar to CASB application discovery reports for internet applications, our ZPA solution provides granular discovery of internally managed applications to aid in the creation of segmentation policies. Because our ZPA solution sits on the application layer and is name-based or domain-based, organizations can quickly and seamlessly identify their internally-managed applications and then easily provision appropriate policies.
•Application Segmentation: Our architecture provides capabilities that enable user and application level segmentation, a vast improvement over traditional network segmentation. As each user-to-application connection is segmented with microtunnels, each of which is a temporary session between a specific user and a specific application, lateral movement across the network is prevented, significantly reducing security risk. Since users are granted access only to applications for which they have permission and are not granted full access to the network, microtunnels eliminate the need for internal firewall.
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
•Browser Isolation: Our cloud browser isolation is used with ZPA to provide isolated sessions to internal web applications without allowing data to transfer down to unmanaged devices or active content to be uploaded into sensitive internal applications.
•Smokescreen: Our Smokescreen deception solution augments our customers' ability to detect the presence of an adversary in their network by deploying decoys and lures. These decoys can be leveraged to disrupt the adversary by detecting their presence in the network and initiating mitigation using automatic orchestration via the Zscaler platform and other third party solutions. Our customers can quickly deploy these capabilities by leveraging a diverse library of built-in decoys including various types of applications, network components and IoT services. The high-fidelity low-volume alerts allow customers to implement meaningful automation workflows to prevent lateral spread.
The primary use cases for our ZPA solution include:
•remote workforce access to private applications without legacy VPN, providing zero trust from office to data center;
•providing non-employees with secure access to internal applications;
•securely connecting business-to-business, or B2B, customers, service providers and supplier access to applications typically deployed as business to business portals in an extranet;
•direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Microsoft Azure, Amazon Web Services, or AWS, and Google Cloud Platform, or GCP; and
•access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
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
Public Cloud Security - Zscaler Cloud Protection
Zscaler Cloud Protection, or ZCP, minimizes the risk of moving to the cloud while reducing operational complexity. The core elements of ZCP address the key security and operations challenges that must be overcome in order to secure deployment of public cloud platforms such as Azure, AWS and GCP.
Our ZCP solution includes broad functionality, which we categorize by the following areas:

•Workload Posture: Our Workload Posture solutions automatically identify and remediate cloud service, application, and identity misconfigurations by deploying three distinct functionalities Cloud Security Posture Management, or CSPM, Cloud Infrastructure Entitlement Management, or CIEM, and DLP.
◦CSPM, automatically identifies and remediates application misconfigurations in SaaS, IaaS, and PaaS to reduce risk and ensure compliance with industry and organizational benchmarks.
◦CIEM detects and remediates excessive or unused cloud permissions and enforces least privileged access without disrupting productivity.
◦DLP leverages the same DLP technology offered with ZIA to identify and protect sensitive or exposed data in public cloud storage services, such as AWS S3.
Our Workload Posture solutions provide visibility into risk posture, enforces set standards via remediation guidance and auto-remediation, enables governance of security policies and compliance frameworks via exceptions and private benchmark compliance dashboards. In addition, reporting is available for multiple regulatory schemes, including CIS, CSA, NIST, ISO, FFIEC, RBI, PCI, HIPAA, GDPR, SOC 2, UK NCSC and GxP Life sciences.
•Workload Communications: Our Workload Communication solutions extend Zscaler’s Zero Trust Exchange to public cloud workloads using a cloud-native zero trust access service that provides fast and secure app-to-internet (via ZIA) and app-to-app (via ZPA) connectivity across multi- and hybrid cloud environments. Connecting the quickly growing number of workloads, servers, and OT/IoT devices to the internet across different networks is difficult and opens up new attack vectors for cybercriminals. Using legacy technologies such as VPNs, transit gateways, transit hubs, and firewalls to solve this problem is complex, costly, and does not adapt to the dynamic nature of modern cloud workloads. With integrated, automated connectivity and security, Workload Communications provides a faster, smarter, simpler, lower cost, and more secure alternative to legacy network solutions.
•Workload Segmentation: Our Workload Segmentation solution secures application-to-application communications inside public clouds and data centers to stop lateral threat movement, preventing application compromise and reducing the risk of data breaches. Workload Segmentation utilizes an innovative approach that makes it significantly simpler to deploy and operate than traditional segmentation solutions. Workload Segmentation improves the security of east-west communication by verifying the identity of the communicating application software, services and processes to achieve a zero trust environment. This reduces the attack surface, resulting in lower risk of application compromise and data breaches.
Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications and managing digital experience. We designed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 275 issued and pending patents. Our cloud is distributed across more than 150 data centers on five continents and processes approximately over 160 billion requests per day from users across 185 countries.
Our platform is designed to be resilient, redundant and high-performing. It is built as software modules that run on standard x86 platforms without any dependency on custom hardware. The platform modules are split into the control plane (Zscaler Central Authority), the enforcement plane (Zscaler Enforcement Nodes) and the logging and statistics plane (Zscaler Log Servers) as described below:

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
•Zscaler Log Servers: Our technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 130 terabytes of unique raw log data every day. We do not collect customer data other than logs, and those logs are encrypted and transmitted to our log server at a destination of choice without ever writing to disk at the enforcement nodes. Logs are transmitted to our logging servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide our customers visibility into their traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party Security Information and Event Management, or SIEM, service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States or the European Union/Switzerland. Customer data is isolated as part of our multi-tenant architecture.
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
We sell to enterprises of all sizes. As of July 31, 2021, we had over 5,600 customers, including over 500 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 51% of our revenue was from customers outside the United States for all periods presented. No end customer contributed more than 10% of our revenue in fiscal 2021, fiscal 2020 or fiscal 2019.
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
Our channel partners consist of global telecommunications service providers, system integrators and value-added reseller partners, and we leverage their relationships to expand our reach, improve procurement and accelerate customer fulfillment.
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
Our platform has received ISO 27001 certification since 2014. In addition, since 2017 we received and currently maintain ISO 27701, 27018 and 27017 certifications. We are also SOC2, SOC 3 and CSA-STAR compliant. We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP High level for ZPA and “in Process” for Impact Level 5 with the DOD. In addition, we are authorized at the FedRAMP Moderate level for ZIA today and “In Process” status at the High Impact level for ZIA. We also added ITAR, DFARS, FIPS, CJIS and VPAT 508 to our government portfolio. Internationally, we are IRAP Protected and OAPRA in Australia, Cyber Essentials in the UK, and “in process” for ITSG-33 Prob B in Canada.
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
Research and development expense was $174.7 million, $97.9 million and $62.0 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India, Canada, Israel and Spain.
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
•companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.), Netskope, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2021, we had more than 275 issued patents and pending patent applications, including in excess of 130 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2040 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
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
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, data privacy and employment and labor and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of July 31, 2021, we had a total of 3,153 employees, including 1,698 employees located outside the United States, with the majority of non-US based employees located in India. None of our U.S. based employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
We believe that people and a corporate culture that is aligned with our vision to create a world in which the exchange of information is always secure and seamless, are critical to our growth. In order to continue to innovate and to execute our business strategy, we must attract, develop, and retain skilled employees, particularly in the areas of product development, engineering, sales and customer success. Our position as a market leader enables us to be a destination for cybersecurity talent looking to innovate and contribute to enabling digital transformation, and while hiring and retaining employees with expertise in cybersecurity has become increasingly difficult due to increased demand, we have added 1,124 new employees over the past 12 months in response to growing customer interest in and demand for our products.
We understand the importance of human capital and prioritize building our culture, talent development, compensation and benefits, and diversity and inclusion.
Our Culture

Our commitment to culture creates an environment where a global and diverse workforce can contribute their best work to help our customers and our business succeed. We believe that our journey to be the best starts by creating a culture where the most talented people share our values and seek the opportunity to make a difference by providing better cybersecurity to individuals and organizations around the world. Our cultural values are the following:

•Teamwork - We respect people for their diverse perspectives and backgrounds and are able to disagree while remaining respectful. We remain open minded and work towards the best solution. This mindset leads us to put the team’s needs before personal needs; we win when the team wins.
•Open Communication - We are approachable and transparent and have integrity in everything we do. We say what we mean and mean what we say. We confront and resolve issues; at Zscaler we find the courage to have the hard conversations.
•Passion - We are ambitious and driven to be the best while staying humble and grounded. We find our purpose and continue to master our craft. We strive to show conviction and be resilient and persistent for the right reasons.
•Innovation - We are creative and solve complicated problems by inventing something new. We think beyond the conventional and predictable because we believe no outcome is impossible. We are willing to take risks and fail fast to learn.
•Customer Obsession - We go above and beyond what is expected and delight our customers. We seek to connect and understand our customers’ challenges to better solve them. We build lasting relationships with our customers because our interactions are strategic rather than transactional.
We receive feedback on our culture from our employees through multiple surveys throughout the year, including our annual Employee Engagement Survey, where 82% of our employees responded in fiscal 2021. We found that 85% of responding employees are highly engaged and 96% of responding employees are aligned with our strategic direction. We also monitor feedback through external sources, such as Glassdoor, where we were named on Glassdoor’s 2021 list of “Best Places to Work”. We ultimately view and measure the success of our culture by our ability to execute.
Talent Development

We invest in our employees through a suite of programs to develop their talent and skills as our business grows. Over the past year, this intentional approach to talent development has led to us being able to promote 16% of our global workforce. We have implemented “Leading at Z,” our leadership development program aligned to our core leadership principles through four pillars-building great teams, driving for results, demonstrating ownership and role modeling the Zscaler values. In addition, new employees in our customer care and success teams are enrolled in structured sales training to complete internal certifications. Our technical teams have access to live and online training resources and participate in frequent company tech talks where trainings on best practices and latest developments are shared. In 2021, we launched “Zscaler Elevate,” our mentorship program to connect employees at all levels with leaders to guide their career and personal growth.
To supplement our internal resources, we have established partnerships with Coursera, ExecOnline and BTS Rapid Learning for additional development offerings. We curate external training material to provide guided learning paths to help our employees succeed within our work environment. We offer tuition reimbursement for eligible employees to further invest in their career growth through higher education.
We have also formed a new partnership with New York University's Tandon School of Engineering and their Master of Science in Cybersecurity Risk and Strategy program to provide training to enrolled students and to help address the global shortage of cybersecurity professionals.

Compensation and Benefits
We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for annual bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for their long-term incentives to vest. We offer an Employee Stock Purchase Plan which allows employees to contribute a percentage of their wages to purchase our stock at a discount. In addition to cash and equity compensation, we offer our employees a collection of benefits, such as health, wellbeing and retirement programs, to meet their individual needs.
Diversity, Equity and Inclusion
We believe that a diversity of backgrounds, experiences and thinking contributes to creating a culture that enables innovation, execution and performance. At the end of our fiscal year 2021, women represented 22% of our global workforce in 26 countries and underrepresented racial and ethnic minorities represented 8% of our U.S. based employees.
We have taken steps to address the diversity challenges that we face in the cybersecurity industry. We initiated a hiring practice where our recruiters build a talent pipeline that is diverse at the top of the hiring funnel, connecting with candidates from under-represented groups for 50% of the recruiter’s outreach for open positions to the extent possible. We are seeing early indications of positive results with over a 100% year-over-year increase in the number of new hires from certain minority groups.
Our Diversity, Equity & Inclusion Committee is comprised of leaders across the organization that acknowledge, value, encourage and support a diverse and inclusive workforce for all our employees. Our company supports the following employee resource groups (ERGs): Women in Zscaler Engage (WiZE), Black Employees at Zscaler (B@Z) and Asian American Pacific Islander Employees at Zscaler (AAPI@Z). In addition to running company wide events and programs to share perspectives, these groups provide safe places for employees to connect with colleagues facing similar professional and personal challenges.
To further support our efforts, we offer courses for diversity awareness and training on topics such as managing bias. Our leadership trainings emphasize the role of diversity in building high performing teams. We have also hosted external diversity events, for example, bringing together accomplished women technology leaders to share their experiences to the broader community.
Health, Safety and Well-Being
With the ongoing COVID-19 pandemic, the health and safety of our employees is our top priority. Since March 2020 we have asked our global workforce to work from home, limited employee travel and transitioned in-person events to virtual platforms. We have taken steps to look after employee well-being by enhancing our Employee Assistance Program to provide counseling for employees and their family members and hosting webinars to help employees navigate the challenges of working from home. In response to employee requests for additional resources to manage wellness, we launched a “Thrive at Zscaler” speaker series to provide employees with practical tips on how to manage multiple facets that contribute to their well-being.
We took further steps to support our large employee population in India through the severe impact of the COVID-19 pandemic in that country during the spring of 2021. We helped with medical equipment, COVID-19 vaccines, financial support and provided additional flexibility to our employees while resources throughout India were strained.

We continue to monitor guidelines from the Centers for Disease Control and the World Health Organization and adhere to applicable federal, state and local government requirements. We are taking a cautious approach with regard to the timing of return to work in our offices.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•the impact of the ongoing COVID-19 pandemic is highly uncertain and may adversely impact our business, particularly in India and other regions where we have significant operations and personnel;
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
•the actual or perceived failure of our cloud platform to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business;
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines in some geographies, COVID-19 continues to spread throughout the United States and globally, particularly in India and other regions where we have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. Therefore, the duration, severity of its effects and ultimate impact to the world’s population and the global economy are unknown. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments put in place travel restrictions, quarantines, shelter-in-place orders, and other government orders and restrictions. These restrictions and orders resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could adversely impact our operations, as well as the operations of our customers, partners and vendors. In response to these government actions and mandates, we have modified and may continue to modify our business practices, including, among others, directing all employees to work from home, restricting employee travel, transitioning our employee onboarding and training to remote or online programs, holding virtual sales calls and meetings, and cancelling physical participation in events and conferences. Although there has been an easing of restrictions in certain jurisdictions, some or all of those restrictions have been and could be reinstated in the future to manage a resurgence or new outbreak of the COVID-19 pandemic, including in connection with new variants and mutations of the virus. These new variants and mutations and the logistics of vaccine distribution may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. There is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the pandemic.
The impact of the COVID-19 pandemic is fluid and uncertain. We are unable to predict the impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the impact of the various mitigation efforts, vaccine administration rates and efficacy and other factors that may not be foreseeable. The COVID-19 pandemic has caused a global economic downturn and extreme volatility in financial markets, which could materially and adversely affect demand for our products and services as well as our results of operations and financial condition even after the pandemic is contained and global economic activity stabilizes. The COVID-19 pandemic, as well as restrictive measures undertaken to contain the spread of COVID-19, could decrease the spending of our existing and potential customers; cause our customers to fail to renew, reduce, shorten, terminate, or renegotiate their subscriptions for our services; and lengthen collection periods of accounts receivable. Any of these developments could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $262.0 million, $115.1 million, and $28.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of July 31, 2021, we had an accumulated deficit of $601.6 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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

•companies such as FireEye, Inc., Forcepoint Inc. (previously, Websense, Inc.), Netskope, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We were incorporated in 2007, with much of our sales and revenue growth occurring in recent years. As a result, our business model has not been fully proven, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. While we have continued to develop our solutions to incorporate multiple security and compliance applications into a single purpose-built, multi-tenant, distributed cloud platform, we have encountered and will continue to encounter risks and uncertainties frequently experienced by rapidly growing companies in developing markets, including our ability to achieve broad market acceptance of our cloud platform, attract additional customers, grow partnerships, withstand increasing competition and manage increasing expenses as we continue to grow our business. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the market for network security solutions, our operating and financial results could differ materially from our expectations and our business could suffer.
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

•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and global health crises and pandemics, such as COVID-19, and governmental responses thereto.
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
The actual or perceived failure of our cloud platform to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, financial condition and results of operations.
Our cloud platform may fail to detect or prevent security breaches or incidents for any number of reasons. Our cloud platform is complex and may contain performance issues that are not detected until after its deployment. We also provide frequent solution updates and fundamental enhancements, which increase the possibility of errors, and our reporting, tracking, monitoring and quality assurance procedures may not be sufficient to ensure we detect any such defects in a timely manner. The performance of our cloud platform can be negatively impacted by our failure to enhance, expand or update our cloud platform, bugs, errors or defects in our software, improper classification of websites by our vendors who provide us with lists of malicious websites, improper deployment or configuration of our services and many other factors.
In addition, because the techniques used by computer hackers to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, if a high profile security breach or incident occurs with respect to another cloud services provider, our customers and potential customers may lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, companies are subject to a wide variety of attacks on their networks and systems, including traditional computer hackers, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware, and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident;
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
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events, including those exacerbated by the effects of climate change. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home in response to the COVID-19 pandemic, we temporarily increased our use of public cloud infrastructure which is substantially more expensive than our own data centers. If we must again increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 34% of our revenue for fiscal 2021, 40% of our revenue for fiscal 2020 and 42% of our revenue for fiscal 2019. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. In addition, our channel partners’ operations may be negatively impacted by the effects that the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
Our cloud platform must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security services to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. Further, with restrictions on activities imposed by governments across the world as a result of the COVID-19 pandemic, it has become more difficult to hire new employees into our business. If these restrictions persist or if attrition increases for an extended period, we may be unable to fully address our hiring needs. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, operating results and financial condition.
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
A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us. In addition, future litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile the possibility of intellectual property rights claims against us grows. Third parties have asserted in the past and may in the future assert claims of infringement of intellectual property rights against us and these claims, even without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our services. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection and cybersecurity,, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
The regulatory framework for privacy, data protection and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various data protection, information security and other telecommunications regulations where we offer our solutions around the world. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require us to comply with rules pertaining to data protection and information security. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use and disclosure of personal, financial and other data. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business.
The U.S. federal government, and various state and foreign governments, have adopted or proposed regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the European Union, or the EU, implemented the General Data Protection Regulation, or GDPR, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act, or CCPA, which seeks to provide California consumers with privacy rights and protections regarding their personal information, and the California Privacy Rights Act, which amends and expands the CCPA. Other states have enacted or proposed similar legislation. Further, China and Russia, countries in which we offer our solutions, have enacted legislation regulating certain technologies and with respect to data processing, and it is not clear how broadly such legislation will be applied in relation to our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning data protection, information security, and telecommunications services in the United States, EU, and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Further, existing privacy laws, regulations and industry standards are being interpreted or invalidated by courts and regulators in ways that could impact our business. For example, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks which provided a safe harbor for the cross-border transfer of certain personal data have been invalidated. In addition. the exit of the United Kingdom, or the UK, from the EU, commonly referred to as Brexit, has created additional uncertainty with regard to data protection regulation in the UK generally and specifically to transfers of personal data to and from the UK. The European Commission has announced a decision of “adequacy” concluding that the UK’s data protection regime, which includes legislation substantially similar to the GDPR and provides for substantial penalties for noncompliance, ensures an equivalent level of data protection to the GDPR. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. As a result of these or other developments, we may need to implement different or additional measures, including contractual and technical safeguards and other measures, to establish or maintain legitimate means for the transfer and receipt of personal data from the EU, the UK or Switzerland to other jurisdictions. This may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. More generally, addressing new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the security features and services that our customers expect from our solutions, and may require us to make changes to our solutions or other practices in an effort to comply with them. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business and operating results.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51%, 51% and 51% of our revenue from our international customers in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of July 31, 2021, approximately 54% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•the impact of natural disasters and public health pandemics and epidemics, such as the COVID-19 pandemic, on customers, partners, suppliers, employees, travel and the global economy; and
•the legal uncertainty in Europe as a result of Brexit.

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
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Canadian Dollar and Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. We are also exposed to the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies.
During fiscal 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts which we designated as cash flow hedges. The use of these hedging activities may not be successful in effectively mitigating the potentially adverse impact on our financial statements due to unfavorable movements in foreign currency exchange rates.
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
As of July 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,421.0 million and $396.3 million, respectively, available to offset future taxable income. Beginning in 2027, $177.7 million of the federal net operating losses will begin to expire. The remaining $1,243.3 million of the federal net operating losses will carry forward indefinitely. Beginning in 2024, $300.1 million of state net operating losses will begin to expire at different periods. The remaining $96.3 million of state net operating losses will carry forward indefinitely. As of July 31, 2021 and 2020, we had foreign net operating loss carryforward of $54.6 million and $19.5 million, respectively, all of which may be carried forward indefinitely. Beginning in 2027, $0.9 million of foreign net operating losses will begin to expire. The remaining $53.7 million of foreign net operating losses will carry forward indefinitely.
As of July 31, 2021, we also had U.S. federal and California research and development tax credits of $34.7 million and $26.1 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carry-forwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations. For example, California recently enacted legislation limiting our ability to use our state net operating loss carryforwards and credits for taxable years through fiscal 2023.
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
As of July 31, 2021, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 41.9% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.4% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business and our responses thereto;
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
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the three months ended July 31, 2021, holders of the Notes are entitled to convert their Notes in whole or in part, at any time from August 1, 2021 through October 31, 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in the consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes is accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in the consolidated statement of operations. Accordingly, we report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
In August 2020, the Financial Accounting Standard Board issued Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liability and equity. This new standard affects entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. Among the main amendments, this standard eliminates the treasury stock method for convertible instruments (such as the Notes) and instead requires the application of the “if-converted” method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the Notes were converted into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, the if-converted method is typically more dilutive than the treasury stock method and, therefore, our diluted earnings per share may be adversely affected. This new standard is effective for us beginning August 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. We are currently evaluating the potential impact of this standard on the consolidated financial statements.
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

General Risks
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, terrorism, and data security breaches or incidents.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters, acts of terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space (the "leased premises") under a sublease agreement that expires in 2026. We initially occupied approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy expected to occur by October 2025. We also maintain offices elsewhere in the United States, including in Atlanta, Georgia; New York, New York; Raleigh, North Carolina; and Tysons, Virginia, as well as multiple locations internationally, including in Australia, Canada, France, Germany, India, Japan, Singapore, Spain, Israel and the United Kingdom. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
While we believe that our facilities are adequate to meet our needs for the immediate future, we continue to evaluate our real estate needs in light of the COVID-19 pandemic and believe, should it be needed, suitable additional space will be available to accommodate our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data," Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Markets Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the ticker symbol "ZS" since March 16, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of July 31, 2021, we had 62 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2021.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None
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
We have presented below the cumulative total return to our stockholders between March 16, 2018 (the date our common stock commenced trading on the Nasdaq) through July 31, 2021 in comparison to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	March 16, 2018 (*)	July 31, 2018	July 31, 2019	July 31, 2020	July 31, 2021
Zscaler, Inc.	$100.00	$107.00	$255.36	$393.48	$714.88
S&P 500 Index	$100.00	$104.56	$112.91	$126.41	$172.48
S&P 500 Information Technology Index	$100.00	$105.06	$121.58	$168.89	$236.49
_____
(*) Base period.

Item 6. Selected Financial Data
The selected consolidated statements of operations data presented below for fiscal 2021, fiscal 2020 and fiscal 2019 and the consolidated balance sheet data as of July 31, 2021 and 2020 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2018 and fiscal 2017 and the consolidated balance sheet data as of July 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended July 31,
	2021	2020	2019	2018	2017

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$673,100	$431,269	$302,836	$190,174	$125,717
Cost of revenue(1)(2)	150,317	95,733	59,669	37,875	27,472
Gross profit	522,783	335,536	243,167	152,299	98,245
Operating expenses:
Sales and marketing(1)(2)	459,407	277,981	169,913	116,409	79,236
Research and development(1)(2)	174,653	97,879	61,969	39,379	33,561
General and administrative(1)(3)(4)	96,535	73,632	46,598	31,135	20,521
Total operating expenses	730,595	449,492	278,480	186,923	133,318
Loss from operations	(207,812)	(113,956)	(35,313)	(34,624)	(35,073)
Interest income	2,812	6,477	7,730	2,236	597
Interest expense(5)	(53,364)	(5,025)	—	—	—
Other income (expense), net	1,186	(224)	(329)	79	(107)
Loss before income taxes	(257,178)	(112,728)	(27,912)	(32,309)	(34,583)
Provision for income taxes	4,851	2,388	743	1,337	877
Net loss	$(262,029)	$(115,116)	$(28,655)	$(33,646)	$(35,460)
Accretion of Series C and D redeemable convertible preferred stock	—	—	—	(6,332)	(9,570)
Net loss attributable to common stockholders	$(262,029)	$(115,116)	$(28,655)	$(39,978)	$(45,030)
Net loss per share attributable to common stockholders, basic and diluted(6)	$(1.93)	$(0.89)	$(0.23)	$(0.63)	$(1.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(6)	135,654	129,323	123,566	63,881	29,221
_____

(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$15,272	$7,851	$3,453	$757	$348
Sales and marketing	144,273	71,468	29,211	5,044	2,794
Research and development	73,238	31,937	15,565	3,045	5,574
General and administrative	45,779	18,380	5,928	2,378	1,203
Total	$278,562	$129,636	$54,157	$11,224	$9,919
(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$6,468	$2,030	$512	$—	$—
Sales and marketing	327	74	10	—	—
Research and development	—	1,280	386	—	—
Total	$6,795	$3,384	$908	$—	$—

(3) Includes asset impairment related to facility exit as follows:	$416	$746	$—	$—	$—

(4) Includes litigation-related expenses as follows:	$—	$18,356	$13,079	$8,039	$5,827

(5) Includes amortization of debt discount and issuance costs as follows:	$51,923	$4,885	$—	$—	$—

(6) See Note 15, Net Loss Per Share, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	July 31,
	2021(1)	2020(1)	2019	2018	2017

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$275,898	$141,851	$78,484	$135,579	$87,978
Short-term investments	$1,226,654	$1,228,722	$286,162	$162,960	$—
Working capital(2)	$1,128,098	$1,157,892	$234,137	$204,332	$22,450
Total assets	$2,257,631	$1,833,458	$604,162	$447,781	$182,902
Deferred revenue, current and noncurrent	$630,601	$369,767	$251,202	$164,023	$96,619
Convertible senior notes	$913,538	$861,615	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$—	$200,977
Accumulated deficit	$(601,600)	$(339,571)	$(224,455)	$(196,100)	$(162,016)
Total stockholders’ equity (deficit)	$528,895	$484,829	$308,558	$240,236	$(151,142)
_____
(1) On August 1, 2019, the beginning of fiscal 2020, we adopted the new lease accounting standard ASU No. 2016-02, Leases (Topic 842) on a modified retrospective basis at the beginning of the fiscal year of adoption.
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

	Year Ended July 31,
	2021	2020	2019	2018	2017

	(in thousands)
Gross profit	$522,783	$335,536	$243,167	$152,299	$98,245
Non-GAAP gross profit	$544,523	$345,417	$247,132	$153,056	$98,593
Gross margin	78%	78%	80%	80%	78%
Non-GAAP gross margin	81%	80%	82%	80%	78%
Loss from operations	$(207,812)	$(113,956)	$(35,313)	$(34,624)	$(35,073)
Non-GAAP income (loss) from operations	$77,961	$38,166	$32,831	$(15,361)	$(19,327)
Operating margin	(31)%	(26)%	(12)%	(18)%	(28)%
Non-GAAP operating margin	12%	9%	11%	(8)%	(15)%
Net cash provided by (used in) operating activities	$202,040	$79,317	$58,027	$17,307	$(6,019)
Net cash used in investing activities	$(109,668)	$(1,038,162)	$(162,074)	$(178,103)	$(8,174)
Net cash provided by financing activities	$41,675	$1,022,212	$46,384	$208,397	$9,497
Free cash flow	$143,743	$27,508	$29,345	$2,137	$(14,193)
Net cash provided by operating activities as a percentage of revenue	30%	18%	19%	9%	(5)%
Free cash flow margin	21%	6%	10%	1%	(11)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal years ended July 31, 2021, July 31, 2020 and July 31, 2019 are referred to as fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2021, we had expanded our operations to over 5,600 customers across major industries, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their digital transformation, including more than 500 of the Forbes Global 2000 as of July 31, 2021.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2021, fiscal 2020 and fiscal 2019, our revenue was $673.1 million, $431.3 million and $302.8 million, respectively. We have incurred net losses in all periods since our inception. For fiscal 2021, fiscal 2020 and fiscal 2019, our net loss was $262.0 million, $115.1 million and $28.7 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. We believe that most enterprises are in the early stages of a broad transformation to the cloud. Organizations are increasingly relying on the internet to operate their businesses, deploying new SaaS applications and migrating internally managed line-of-business applications to the cloud. However, the growing dependence on the internet has increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet and transform their networks, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Since we enable organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2021, 2020 and 2019, we had over 5,600, 4,500 and over 3,900 customers, respectively, across all major geographies. As of July 31, 2021, we had over 500 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
•upgrading to a more advanced Business or Transformation edition; and
•selling a subscription to a new solution or product, for example selling a ZPA subscription to a ZIA customer or a ZIA subscription to a ZPA customer.
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

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, our success in selling bigger deals, including deals for all employees with our higher-end bundles, selling multiple-pillars from the start of our contract with new customers, faster upsells within a year, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described elsewhere in this Annual Report on Form 10-K.

	Trailing 12 Months Ended July 31,
	2021	2020	2019
Dollar-based net retention rate	128%	120%	118%
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In particular, free cash flow is not a substitute for cash provided by operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as U.S. GAAP gross profit excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Gross profit	$522,783	$335,536	$243,167
Add:
Stock-based compensation expense and related payroll taxes	15,272	7,851	3,453
Amortization expense of acquired intangible assets	6,468	2,030	512
Non-GAAP gross profit	$544,523	$345,417	$247,132
Gross margin	78%	78%	80%
Non-GAAP gross margin	81%	80%	82%

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

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Loss from operations	$(207,812)	$(113,956)	$(35,313)
Add:
Stock-based compensation expense and related payroll taxes	278,562	129,636	54,157
Litigation-related expenses	—	18,356	13,079
Amortization expense of acquired intangible assets	6,795	3,384	908
Asset impairment related to facility exit(1)	416	746	—
Non-GAAP income from operations	$77,961	$38,166	$32,831
Operating margin	(31)%	(26)%	(12)%
Non-GAAP operating margin	12%	9%	11%
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Change in Non-GAAP Measures Presentation
Effective August 1, 2020, the beginning of our fiscal year ending July 31, 2021, we began to present employer payroll taxes related to employee equity award transactions, which is a cash expense, as part of stock-based compensation expense in our non-GAAP results. These payroll taxes have been excluded from our non-GAAP results as they are tied to the timing and size of the exercise or vesting of the underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. Prior period amounts have been recast to conform to this presentation.
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan, for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of July 31, 2021, the accrued employee payroll contributions to our ESPP was $5.2 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2022.

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$202,040	$79,317	$58,027
Less:
Purchases of property, equipment and other assets	(48,165)	(43,072)	(25,520)
Capitalized internal-use software	(10,132)	(8,737)	(3,162)
Free cash flow	$143,743	$27,508	$29,345
As a percentage of revenue:
Net cash provided by operating activities	30%	18%	19%
Less:
Purchases of property, equipment and other assets	(7)	(10)	(8)
Capitalized internal-use software	(2)	(2)	(1)
Free cash flow margin	21%	6%	10%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $384.1 million, or 70%, in fiscal 2021 over fiscal 2020, and $159.8 million, or 41%, in fiscal 2020 over fiscal 2019. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Revenue	$673,100	$431,269	$302,836
Add: Total deferred revenue, end of period	630,601	369,767	251,202
Less: Total deferred revenue, beginning of period	(369,767)	(251,202)	(164,023)
Calculated billings	$933,934	$549,834	$390,015

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. These subscription and related support services accounted for approximately 97%, 98% and 99% of our revenue for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events and allocated overhead costs. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of costs previously deferred as attributable to each period presented in this Annual Report on Form 10-K, as described below under "Critical Accounting Policies and Estimates."
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

General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense and employee benefit costs for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related costs incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance costs and other related costs necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to our Notes issued in June 2020. See Note 9, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation deduction. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Revenue	$673,100	$431,269	$302,836
Cost of revenue(1)(2)	150,317	95,733	59,669
Gross profit	522,783	335,536	243,167
Operating expenses:
Sales and marketing(1)(2)	459,407	277,981	169,913
Research and development(1)(2)	174,653	97,879	61,969
General and administrative(1)(3)(4)	96,535	73,632	46,598
Total operating expenses	730,595	449,492	278,480
Loss from operations	(207,812)	(113,956)	(35,313)
Interest income	2,812	6,477	7,730
Interest expense(5)	(53,364)	(5,025)	—
Other income (expense), net	1,186	(224)	(329)
Loss before income taxes	(257,178)	(112,728)	(27,912)
Provision for income taxes	4,851	2,388	743
Net loss	$(262,029)	$(115,116)	$(28,655)
_____
(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$15,272	$7,851	$3,453
Sales and marketing	144,273	71,468	29,211
Research and development	73,238	31,937	15,565
General and administrative	45,779	18,380	5,928
Total	$278,562	$129,636	$54,157

(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$6,468	$2,030	$512
Sales and marketing	327	74	10
Research and development	—	1,280	386
Total	$6,795	$3,384	$908

(3) Includes asset impairment related to facility exit as follows:	$416	$746	$—

(4) Includes litigation-related expenses as follows:	$—	$18,356	$13,079

(5) Includes amortization of debt discount and issuance costs as follows:	$51,923	$4,885	$—

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	22	22	20
Gross margin	78	78	80
Operating expenses
Sales and marketing	68	64	56
Research and development	26	23	21
General and administrative	15	17	15
Total operating expenses	109	104	92
Operating margin	(31)	(26)	(12)
Interest income	1	1	3
Interest expense	(8)	(1)	—
Other income (expense), net	—	—	—
Loss before income taxes	(38)	(26)	(9)
Provision for income taxes	1	1	—
Net loss	(39)%	(27)%	(9)%

Comparison of Fiscal 2021 and Fiscal 2020
Revenue

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$673,100	$431,269	$241,831	56%
Revenue increased by $241.8 million, or 56%, in fiscal 2021, compared to fiscal 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $179.5 million in revenue, as reflected by our dollar-based net retention rate of 128% for the trailing 12 months ended July 31, 2021. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 23% from July 31, 2020 to July 31, 2021.

Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$150,317	$95,733	$54,584	57%
Gross margin	78%	78%
Cost of revenue increased by $54.6 million, or 57%, in fiscal 2021, compared to fiscal 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $37.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $17.2 million, inclusive of an increase of $6.7 million in stock-based compensation expense, driven primarily by a 48% increase in headcount in our customer support and cloud operations organizations from July 31, 2020 to July 31, 2021.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing	$459,407	$277,981	$181,426	65%
Sales and marketing expenses increased by $181.4 million, or 65%, for fiscal 2021, compared to fiscal 2020. The increase was primarily due to a 59% increase in headcount from July 31, 2020 to July 31, 2021, resulting in an increase of $176.9 million in employee-related expenses, inclusive of an increase of $66.6 million in stock-based compensation expense, and an increase of $20.8 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $6.6 million for facility and IT services and $4.6 million for professional services and $1.8 million in marketing and advertising expenses. Expense increases were partially offset by the decrease of $9.4 million in travel expenses due to the COVID-19 pandemic.
Research and Development Expenses

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Research and development	$174,653	$97,879	$76,774	78%
Research and development expenses increased by $76.8 million, or 78%, for fiscal 2021, compared to fiscal 2020 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $71.4 million in employee-related expenses, inclusive of an increase of $37.6 million in stock-based compensation expense, driven by a 59% increase in headcount from July 31, 2020 to July 31, 2021. The remainder of the increase was primarily attributable to increased expenses of $5.1 million in facility, software and equipment related expenses to support our growth and $2.2 million for professional services. This increase was partially offset by higher capitalized internal-use software development costs of $1.4 million to support the enhancement and growth of our cloud platform.

General and Administrative Expenses

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
General and administrative	$96,535	$73,632	$22,903	31%
General and administrative expenses increased by $22.9 million, or 31%, for fiscal 2021, compared to fiscal 2020. The overall increase was primarily due to an increase of $37.1 million in employee-related expenses, inclusive of an increase of $26.2 million in stock-based compensation expense, driven in part by a 46% increase in headcount from July 31, 2020 to July 31, 2021. The remainder of the increase was primarily attributable to increased expenses of $2.7 million in professional services. This increase is partially offset by a decrease of $18.0 million in legal expenses, primarily attributable to a $15.0 million litigation settlement payment to Broadcom during fiscal 2020. For further information on the Broadcom settlement refer to Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report Form 10-K.
Interest Expense

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$(53,364)	$(5,025)	$(48,339)	962%
Interest expense increased by $48.3 million for fiscal 2021, compared to fiscal 2020 as a result of amortization of debt discount and recognition of contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest Income

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$2,812	$6,477	$(3,665)	(57)%
Interest income decreased by $3.7 million, or 57%, for fiscal 2021, compared to fiscal 2020. The decrease was primarily driven by lower market interest rates earned on cash equivalents and short-term investments.
Other Income (expense), net

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Other income (expense), net	$1,186	$(224)	$1,410	(629)%
Other income (expense), net increased by $1.4 million for fiscal 2021, compared to fiscal 2020. The increase was primarily driven by fluctuations in foreign currency transaction gains and losses.

Provision for Income Taxes

	Year Ended July 31,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$4,851	$2,388	$2,463	103%
Our provision for income taxes increased by $2.5 million, or 103%, for fiscal 2021, compared to fiscal 2020, primarily related to income and withholding taxes in the foreign jurisdictions in which we operate. In fiscal 2020, we recognized a non-recurring income tax benefit associated with the acquisition of intangible assets from Cloudneeti Corporation ("Cloudneeti") and Edgewise Networks Inc. ("Edgewise") which reduced our income tax expense as compared to 2021. For further information, refer to Note 14, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (1.9)% and (2.1)% in fiscal 2021 and fiscal 2020, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.
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

Cost of revenue increased by $36.1 million, or 60%, for fiscal 2020, compared to fiscal 2019. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $24.8 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $10.0 million, inclusive of an increase of $4.4 million in stock-based compensation expense, driven primarily by a 6% increase in headcount in our customer support and cloud operations organizations from July 31, 2019 to July 31, 2020 and by the shift from granting stock options to restricted stock units.
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
General and administrative expenses increased by $27.0 million, or 58%, for fiscal 2020, compared to fiscal 2019. The overall increase was primarily due to an increase of $16.4 million in employee-related expenses, inclusive of a net increase of $12.1 million in stock-based compensation expense, driven by a 29% increase in headcount from July 31, 2019 to July 31, 2020, and also by our shift from granting stock options to granting restricted stock units. Additionally, we recognized an increase of $5.2 million in legal expenses, which is primarily attributable to a $15.0 million litigation settlement payment to Broadcom in fiscal 2020, partially offset by lower legal fees in fiscal 2020. For further information on litigation settlements, refer to Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remainder of the increase was primarily attributable to $1.9 million in professional services and $1.2 million for insurance premiums.
Interest Expense

	Year Ended July 31,		Change
	2020	2019	$	%

	(in thousands)
Interest expense	$(5,025)	$—	$(5,025)	100%
Interest expense increased by $5.0 million or 100% for fiscal 2020, compared to fiscal 2019. The increase is due to amortization of debt discount and contractual interest expense for our Notes issued in June 2020. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our provision for income taxes increased by $1.6 million, or 221%, for fiscal 2020, compared to fiscal 2019, primarily related to income and withholding taxes in the foreign jurisdictions in which we operate. The overall income tax expense recorded for fiscal 2020 was driven by income taxes for the foreign countries in which we operate partially offset by the tax benefit associated with the acquisition of intangible assets from Cloudneeti Corporation ("Cloudneeti") and Edgewise Networks Inc. ("Edgewise") which reduced our deferred tax asset and the related valuation allowance. For further information, refer to Note 14, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (2.1)% and (2.7)% in fiscal 2020 and fiscal 2019, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.
While we believe our valuation allowance is sufficient, we assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.

Quarterly Results of Operations and Other Data
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2021. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. The following quarterly financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period.

Consolidated Statements of Operations

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2019	2020	2020	2020	2020	2021	2021	2021

	(in thousands)
Revenue	$93,590	$101,268	$110,524	$125,887	$142,578	$157,044	$176,404	$197,074
Cost of revenue(1)(2)	19,558	20,238	24,579	31,358	31,727	34,135	38,977	45,478
Gross profit	74,032	81,030	85,945	94,529	110,851	122,909	137,427	151,596
Operating expenses:
Sales and marketing(1)(2)	59,411	61,621	67,727	89,222	96,889	110,403	115,730	136,385
Research and development(1)(2)	20,271	20,706	24,117	32,785	35,770	41,751	40,952	56,180
General and administrative(1)(3)(4)	12,625	28,983	14,615	17,409	20,859	24,653	24,595	26,428
Total operating expenses	92,307	111,310	106,459	139,416	153,518	176,807	181,277	218,993
Loss from operations	(18,275)	(30,280)	(20,514)	(44,887)	(42,667)	(53,898)	(43,850)	(67,397)
Interest income	2,022	1,855	1,528	1,072	940	755	593	524
Interest expense(5)	—	—	—	(5,025)	(13,049)	(13,245)	(13,436)	(13,634)
Other income (expense), net	(29)	(13)	70	(252)	268	518	71	329
Loss before income taxes	(16,282)	(28,438)	(18,916)	(49,092)	(54,508)	(65,870)	(56,622)	(80,178)
Provision for income taxes(6)	794	716	421	457	498	1,671	1,837	845
Net loss	$(17,076)	$(29,154)	$(19,337)	$(49,549)	$(55,006)	$(67,541)	$(58,459)	$(81,023)
Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.15)	$(0.38)	$(0.41)	$(0.50)	$(0.43)	$(0.59)
_____
(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$1,414	$1,648	$1,672	$3,117	$3,266	$3,308	$3,665	$5,033
Sales and marketing	10,586	13,033	15,795	32,054	32,654	33,864	34,798	42,957
Research and development	5,054	6,280	7,145	13,458	14,900	17,747	15,033	25,558
General and administrative	2,167	4,392	4,470	7,351	9,509	12,194	11,681	12,395
Total	$19,221	$25,353	$29,082	$55,980	$60,329	$67,113	$65,177	$85,943
_____

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2019	2020	2020	2020	2020	2021	2021	2021

	(in thousands)
Cost of revenue	$205	$205	$348	$1,272	$1,504	$1,503	$1,503	$1,958
Sales and marketing	8	8	8	50	73	73	73	108
Research and development	566	429	285	—	—	—	—	—
Total	$779	$642	$641	$1,322	$1,577	$1,576	$1,576	$2,066

(3) Includes asset impairment related to facility exit as follows :	$—	$316	$430	$—	$416	$—	$—	$—

(4) Includes litigation-related expenses as follows:	$2,007	$16,334	$12	$3	$—	$—	$—	$—

(5) Includes amortization of debt discount and issuance costs as follows:	$—	$—	$—	$4,885	$12,690	$12,882	$13,077	$13,274

(6) In the fiscal quarter ended April 30, 2020 and July 31, 2020, we recorded a tax benefit of $0.5 million and $0.6 million, respectively, associated with intangible assets recognized as a result of our acquisitions of Cloudneeti and Edgewise, respectively. For further information, refer to Note 6, Business Combinations, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations as a Percentage of Revenue

	Three Months Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	2019	2020	2020	2020	2020	2021	2021	2021
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	21	20	22	25	22	22	22	23
Gross profit	79	80	78	75	78	78	78	77
Operating expenses:
Sales and marketing	63	61	62	71	68	70	66	69
Research and development	22	20	22	26	25	26	23	29
General and administrative	14	29	13	14	15	16	14	13
Total operating expenses	99	110	97	111	108	112	103	111
Loss from operations	(20)	(30)	(19)	(36)	(30)	(34)	(25)	(34)
Interest income	3	2	1	1	1	—	—	—
Interest expense	—	—	—	(4)	(9)	(8)	(7)	(7)
Other income (expense), net	—	—	1	—	—	—	—	—
Loss before income taxes	(17)	(28)	(17)	(39)	(38)	(42)	(32)	(41)
Provision for income taxes	1	1	—	—	1	1	1	—
Net loss	(18)%	(29)%	(17)%	(39)%	(39)%	(43)%	(33)%	(41)%

Quarterly Trends
The sequential increase in the net loss for the fiscal quarter ended January 31, 2020 was primarily due to a $15.0 million payment to Broadcom in January 2020 in connection with the legal settlement of the Symantec Cases. For further information refer to Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report Form 10-K.
The sequential increase in the net loss for the fiscal quarter ended July 31, 2020 was primarily due to an increase in stock-based compensation expense as a result of attainment of performance related equity awards and higher overall compensation expense as a result of an increase in headcount, primarily in sales and marketing and research and development organizations.
Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,502.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $601.6 million as of July 31, 2021. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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

We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on the consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, we had deferred revenue of $630.6 million, of which $571.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$202,040	$79,317	$58,027
Net cash used in investing activities	$(109,668)	$(1,038,162)	$(162,074)
Net cash provided by financing activities	$41,675	$1,022,212	$46,384
Operating Activities
Net cash provided by operating activities during fiscal 2021 was $202.0 million, which resulted from a net loss of $262.0 million, adjusted for non-cash charges of $418.5 million and net cash inflows of $45.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $258.5 million for stock-based compensation expense, $51.9 million for amortization of debt discount and issuance costs, $40.6 million for amortization of deferred contract acquisition costs, $29.7 million for depreciation and amortization expense, $21.0 million for non-cash operating lease costs, $11.7 million for amortization (accretion) of investments purchased at a premium (discount), $6.8 million for amortization expense of acquired intangible assets, partially offset by deferred income taxes of $2.4 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $262.4 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $43.9 million in accrued compensation, an increase of $7.5 million in accounts payable and an increase of $6.5 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $137.7 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $111.6 million in accounts receivable primarily due to timing of billings and collections, a decrease of $22.1 million in operating lease liabilities primarily due to lease payments, net of tenant incentives received and an increase of $3.4 million in prepaid expenses, other current and noncurrent assets.
Net cash provided by operating activities during fiscal 2020 was $79.3 million, which resulted from a net loss of $115.1 million, adjusted for non-cash charges of $185.8 million and net cash inflows of $8.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $121.4 million for stock-based compensation expense, $24.9 million for amortization of deferred contract acquisition costs, $17.7 million for depreciation and amortization expense, $13.6 million for non-cash operating lease costs, $4.9 million for amortization of debt discount and issuance costs, $3.4 million for amortization expense of acquired intangible assets, partially offset by deferred income taxes of $1.2 million.
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
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $87.2 million in deferred revenue from advance invoicing in accordance with our subscription contracts and an increase of $0.5 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $32.5 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $31.7 million in accounts receivable primarily due to customer growth, an increase of $7.6 million in prepaid expenses, other current and noncurrent assets, a decrease of $1.8 million in accrued compensation.
Investing Activities
Net cash used in investing activities during fiscal 2021 of $109.7 million was primarily attributable to the purchases of short-term investments of $815.5 million, capital expenditures of $58.3 million to support the growth of our cloud platform, $40.5 million for payments for business acquisitions, net of cash acquired, in connection with our acquisition of Trustdome and Smokescreen and $3.1 million for strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $807.7 million.
Net cash used in investing activities during fiscal 2020 of $1,038.2 million was primarily attributable to the purchases of short-term investments of $1,255.6 million, capital expenditures of $51.8 million to support the growth of our cloud platform, $39.6 million for payments for business acquisitions, net of cash acquired, in connection with our acquisition of Cloudneeti and Edgewise and $2.0 million for strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $310.9 million.
Net cash used in investing activities during fiscal 2019 of $162.1 million was primarily attributable to the purchases of short-term investments of $335.2 million, capital expenditures to support the growth of our cloud platform and increased headcount, including increased office space needs of $28.7 million, payments for business acquisitions, net of cash acquired, of $11.4 million and payments for acquired intangible assets of $1.5 million. These transactions were partially offset by proceeds from the maturities of short-term investments of $214.7 million.
Financing Activities
Net cash provided by financing activities of $41.7 million during fiscal 2021 was attributable to $25.7 million in proceeds from issuance of common stock under the employee stock purchase plan and $18.2 million in proceeds from the exercise of stock options. These transactions were partially offset by a payment of deferred merger consideration related to a business acquisition for $2.3 million.
Net cash provided by financing activities of $1,022.2 million during fiscal 2020 was attributable to $1,130.5 million in proceeds from the issuance of our Notes, net of debt discount and issuance costs, $21.6 million in proceeds from the exercise of stock options and $15.3 million in proceeds from issuance of common stock under the employee stock purchase plan. These transactions were partially offset by purchases of capped calls for $145.2 million related to issuance of the Notes.
Net cash provided by financing activities of $46.4 million during fiscal 2019 was attributable to $29.9 million in proceeds from the exercise of stock options, driven mainly by the end of our initial public offering lock-up period in September 2018, $16.4 million in proceeds from issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from repayments of notes receivable for early exercised stock options. Proceeds were partially offset by $1.8 million in payments for offering costs related to our IPO.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as July 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

			(in thousands)
Real estate arrangements	$37,746	$7,501	$14,142	$14,703	$1,400
Co-location and bandwidth arrangements	40,440	24,557	15,860	23	—
Convertible senior notes(1)	1,155,515	1,318	2,875	1,151,322	—
Non-cancelable purchase arrangements	58,317	43,191	15,126	—	—
Other current liabilities(2)	250	250	—	—	—
Total	$1,292,268	$76,817	$48,003	$1,166,048	$1,400
_____
(1) Includes the principal and future interest payments related to our Notes. For additional information refer to Note 9, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of July 31, 2021, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $3.0 million with a bank, which serve as security under certain real estate leases included in Note 10, Operating Leases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The critical accounting policies, estimates, assumptions and judgments that we believe have the most significant impact on the consolidated financial statements are described below.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
We recognize changes in the fair value of non-designated derivative instruments within other income (expense), net in the consolidated statements of operations in the same period that the fair value measurement occurs.
All of our derivative instruments are measured at fair value and reported on a gross basis on the consolidated balance sheets. Derivative instruments are classified in the consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities are adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
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
Stock-based compensation for common stock options is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
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
Convertible Senior Notes
In accounting for the issuance of our Notes, we separated the Notes into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the related debt issuance costs, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2021, we had cash, cash equivalents and short-term investments totaling $1,502.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2021, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $6.2 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

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
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 9, Convertible Senior Notes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the consolidated financial statements for fiscal 2021, fiscal 2020 and fiscal 2019.
During the fiscal 2021, we implemented a foreign currency risk management program and entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 18 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	91
Consolidated Financial Statements:
Consolidated Balance Sheets as of July 31, 2021 and 2020	94
Consolidated Statements of Operations for the years ended July 31, 2021, 2020 and 2019	95
Consolidated Statements of Comprehensive Loss for the years ended July 31, 2021, 2020 and 2019	96
Consolidated Statements of Stockholders' Equity for the years ended July 31, 2021, 2020 and 2019	97
Consolidated Statements of Cash Flows for the years ended July 31, 2021, 2020 and 2019	98
Notes to Consolidated Financial Statements	99

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations and Other Data," which is incorporated herein by reference.	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition – Identifying and evaluating terms and conditions in contracts
As described in Note 1 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the fiscal year ended July 31, 2021, the Company’s revenue was $673.1 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are the significant amount of effort and judgment required by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and significant audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts were appropriately identified and evaluated by management.

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
September 16, 2021

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$275,898	$141,851
Short-term investments	1,226,654	1,228,722
Accounts receivable, net	257,109	147,584
Deferred contract acquisition costs	57,373	32,240
Prepaid expenses and other current assets	31,269	31,396
Total current assets	1,848,303	1,581,793
Property and equipment, net	108,576	75,734
Operating lease right-of-use assets	44,339	36,119
Deferred contract acquisition costs, noncurrent	149,657	77,675
Acquired intangible assets, net	32,129	24,024
Goodwill	58,977	30,059
Other noncurrent assets	15,650	8,054
Total assets	$2,257,631	$1,833,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,547	$5,233
Accrued expenses and other current liabilities	22,908	16,361
Accrued compensation	93,622	49,444
Deferred revenue	571,286	337,263
Operating lease liabilities	19,842	15,600
Total current liabilities	720,205	423,901
Convertible senior notes, net	913,538	861,615
Deferred revenue, noncurrent	59,315	32,504
Operating lease liabilities, noncurrent	31,225	28,023
Other noncurrent liabilities	4,453	2,586
Total liabilities	1,728,736	1,348,629
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2021 and 2020, respectively; no shares issued and outstanding as of July 31, 2021 and 2020	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2021 and 2020, respectively; 138,662 and 132,817 shares issued and outstanding as of July 31, 2021 and 2020, respectively	139	133
Additional paid-in capital	1,131,006	823,804
Accumulated other comprehensive income (loss)	(650)	463
Accumulated deficit	(601,600)	(339,571)
Total stockholders’ equity	528,895	484,829
Total liabilities and stockholders’ equity	$2,257,631	$1,833,458
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2021	2020	2019
Revenue	$673,100	$431,269	$302,836
Cost of revenue	150,317	95,733	59,669
Gross profit	522,783	335,536	243,167
Operating expenses:
Sales and marketing	459,407	277,981	169,913
Research and development	174,653	97,879	61,969
General and administrative	96,535	73,632	46,598
Total operating expenses	730,595	449,492	278,480
Loss from operations	(207,812)	(113,956)	(35,313)
Interest income	2,812	6,477	7,730
Interest expense	(53,364)	(5,025)	—
Other income (expense), net	1,186	(224)	(329)
Loss before income taxes	(257,178)	(112,728)	(27,912)
Provision for income taxes	4,851	2,388	743
Net loss	$(262,029)	$(115,116)	$(28,655)
Net loss per share, basic and diluted	$(1.93)	$(0.89)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	135,654	129,323	123,566
The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2021	2020	2019
Net loss	$(262,029)	$(115,116)	$(28,655)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(486)	195	392
Cash flow hedging instruments:
Change in net unrealized gains and (losses)	(228)	—	—
Net realized losses (gains) reclassified into net loss	(399)	—	—
Net change on cash flow hedges	(627)	—	—
Other comprehensive income (loss)	(1,113)	195	392
Comprehensive loss	$(263,142)	$(114,921)	$(28,263)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	119,764	$119	$438,392	$(2,051)	$(124)	$(196,100)	$240,236
Cumulative effect of accounting change	—	—	(300)	—	—	300	—
Issuance of common stock upon exercise of stock options	6,277	7	29,855	—	—	—	29,862
Issuance of common stock under the employee stock purchase plan	1,131	1	16,435	—	—	—	16,436
Vesting of restricted units	89	—	—	—	—	—	—
Repurchases of unvested common stock	(8)	—	—	—	—	—	—
Repayments of principal amount on notes receivable from stockholders	—	—	—	1,905	—	—	1,905
Accrued interest on notes receivable from stockholders, net of repayments	—	—	—	146	—	—	146
Adjustment to initial public offering costs	—	—	300	—	—	—	300
Vesting of early exercised stock options	—	—	983	—	—	—	983
Stock-based compensation	—	—	46,953	—	—	—	46,953
Other comprehensive income	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	(28,655)	(28,655)
Balance as of July 31, 2019	127,253	127	532,618	—	268	(224,455)	308,558
Issuance of common stock upon exercise of stock options	3,450	4	21,598	—	—	—	21,602
Issuance of common stock under the employee stock purchase plan	817	1	15,332	—	—	—	15,333
Vesting of restricted stock units	1,297	1	(1)	—	—	—	—
Vesting of early exercised stock options	—	—	463	—	—	—	463
Stock-based compensation	—	—	125,675	—	—	—	125,675
Equity component of convertible senior notes, net of deferred tax	—	—	273,364	—	—	—	273,364
Purchases of capped calls related to convertible senior notes	—	—	(145,245)	—	—	—	(145,245)
Other comprehensive income	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(115,116)	(115,116)
Balance as of July 31, 2020	132,817	133	823,804	—	463	(339,571)	484,829
Issuance of common stock upon exercise of stock options	2,466	3	18,218	—	—	—	18,221
Issuance of common stock under the employee stock purchase plan	338	—	25,704	—	—	—	25,704
Vesting of restricted stock units	3,041	3	(3)	—	—	—	—
Vesting of early exercised stock options	—	—	93	—	—	—	93
Stock-based compensation	—	—	263,190	—	—	—	263,190
Other comprehensive loss	—	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	—	(262,029)	(262,029)
Balance as of July 31, 2021	138,662	$139	$1,131,006	$—	$(650)	$(601,600)	$528,895

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net loss	$(262,029)	$(115,116)	$(28,655)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	29,663	17,734	10,398
Amortization expense of acquired intangible assets	6,795	3,384	908
Amortization of deferred contract acquisition costs	40,558	24,922	18,651
Amortization of debt discount and issuance costs	51,923	4,885	—
Non-cash operating lease costs	20,995	13,555	—
Stock-based compensation expense	258,535	121,395	46,423
Amortization (accretion) of investments purchased at a premium (discount)	11,715	50	(2,181)
Deferred income taxes	(2,406)	(1,172)	(1,392)
Impairment of assets	416	746	—
Other	307	321	284
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(111,605)	(54,222)	(31,730)
Deferred contract acquisition costs	(137,673)	(65,052)	(32,526)
Prepaid expenses, other current and noncurrent assets	(3,388)	(13,580)	(7,642)
Accounts payable	7,451	862	495
Accrued expenses, other current and noncurrent liabilities	6,532	2,292	(336)
Accrued compensation	43,877	27,900	(1,849)
Deferred revenue	262,425	118,017	87,179
Operating lease liabilities	(22,051)	(7,604)	—
Net cash provided by operating activities	202,040	79,317	58,027
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(48,165)	(43,072)	(25,520)
Capitalized internal-use software	(10,132)	(8,737)	(3,162)
Acquired intangible assets	—	—	(1,480)
Payments for business acquisitions, net of cash acquired	(40,530)	(39,601)	(11,432)
Purchases of strategic investments	(3,077)	(2,000)	—
Purchases of short-term investments	(815,480)	(1,255,629)	(335,186)
Proceeds from maturities of short-term investments	785,217	289,785	199,716
Proceeds from sale of short-term investments	22,499	21,092	14,990
Net cash used in investing activities	(109,668)	(1,038,162)	(162,074)
Cash Flows From Financing Activities
Payments of offering costs related to initial public offering	—	—	(1,797)
Proceeds from issuance of common stock upon exercise of stock options	18,221	21,602	29,862
Proceeds from issuance of common stock under the employee stock purchase plan	25,704	15,333	16,436
Payment of deferred consideration related to a business acquisition	(2,250)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,130,522	—
Purchases of capped calls related to convertible senior notes	—	(145,245)	—
Repurchases of unvested common stock	—	—	(22)
Repayments of notes receivable from stockholders	—	—	1,905
Net cash provided by financing activities	41,675	1,022,212	46,384
Net increase (decrease) in cash and cash equivalents(1)	134,047	63,367	(57,663)
Cash and cash equivalents at beginning of period(1)	141,851	78,484	136,147
Cash and cash equivalents at end of period(1)	$275,898	$141,851	$78,484

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$4,144	$2,525	$1,770
Cash paid for interest expense	$1,462	$—	$—
Non-cash activities
Net change in purchased equipment included in accounts payable and accrued expenses	$14	$(1,486)	$2,911
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$27,627	$31,673	$—
Vesting of early exercised common stock options	$93	$463	$983
Net change in deferred offering costs accrued	$—	$—	$(2,097)

(1) We did not hold restricted cash for any periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that secures user-to-app, app-to-app, and machine-to-machine communications, over any network and any location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2021, for example, refer to our fiscal year ended July 31, 2021.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of convertible senior notes, valuation of non-marketable equity investments and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the consolidated financial statements.
Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are not significant to the consolidated financial statements.
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
We grant credit to our customers in the normal course of business. We monitor the financial condition of our customers to reduce credit risk. Refer to Note 2, Revenue Recognition, for information regarding customers with concentration of 10% or more of the total balance of accounts receivable, net.
Segment Information
We operate as one reportable and operating segment. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs or to grow our business, including for potential business acquisitions or other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses unrelated to credit loss factors reported in accumulated other comprehensive income (loss) ("AOCI").

Our investments are reviewed periodically when there is a decline in a security’s fair value below the amortized cost basis. We consider our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of its cost basis. If either of these criteria are triggered, the amortized cost basis of the debt security is written down to fair value through other income (expense), net. If neither criteria is met, we evaluate whether the decline in fair value below the amortized cost basis is related to credit-related factors or other factors such as interest rate fluctuations. The factors considered in this analysis include the extent the fair value is less than the amortized cost basis, whether there were changes to the rating of the security by a ratings agency, whether the issuer has failed to make scheduled interest payments and other adverse conditions as applicable. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net. For purposes of identifying and measuring credit-related impairments, our policy is to exclude the applicable accrued interest from both the fair value and amortized cost basis of the related debt security. Accrued interest receivable, net of the allowance for credit losses, if any, is recorded to prepaid expenses and other current assets. There were no credit-related impairments recognized on our investments during the periods presented.
Interest income, amortization (accretion) of investments purchased at a premium (discount) and realized gains and losses are included in interest income in the consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Strategic Investments
Our strategic investments consist of non-marketable equity investments of privately held companies. Investments in non-marketable equity investments of privately held companies without readily determinable fair values are measured using the measurement alternative, as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. The carrying amount of non-marketable equity investments is adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer and by impairments, when events or circumstances indicate a decline in value has occurred. Non-marketable equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. Our strategic investments are included within other noncurrent assets in the consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
Fair Value of Financial Instruments
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and convertible senior notes. Cash equivalents and short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. Assets recorded at fair value on a recurring basis in the consolidated balance sheets, consisting of cash equivalents and short-term investments, are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values. Convertible senior notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on the consolidated balance sheets, and the fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only.
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
Capitalized Internal-Use Software Development Costs
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2021, fiscal 2020 and fiscal 2019 was $16.5 million, $13.2 million and $3.7 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2021, fiscal 2020 and fiscal 2019 was $5.9 million, $1.4 million and $1.0 million, respectively.
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

Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. In fiscal 2021 and fiscal 2020, we recognized asset impairments of $0.4 million and $0.7 million, respectively, in general and administrative expenses in the consolidated statement of operations related primarily to the abandonment of a leased facility and relocation of our corporate headquarters.
Derivative Instruments
We enter into foreign currency forward contracts, a portion of which we designate as cash flow hedges, in order to manage the volatility of cash flows that relate to our cost of revenues and operating expenses denominated in foreign currencies.
Gains or losses related to our cash flow hedges are recorded as a component of AOCI on the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
We recognize changes in the fair value of non-designated derivative instruments within other income (expense), net in the consolidated statements of operations in the same period that the fair value measurement occurs.
All of our derivative instruments are measured at fair value. We have elected to present the derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets. Derivative instruments are classified in the consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets related to space and racks at data center facilities. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases related balances are included in "operating lease right-of-use assets," "operating lease liabilities," and "operating lease liabilities, noncurrent" in the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities are adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
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
Stock-based compensation for common stock options is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, we separated the convertible senior notes into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the convertible senior notes as a whole. This difference represents the debt discount that is amortized to interest expense over the respective terms of the convertible senior notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the related debt issuance costs, we allocated the total amount incurred to the liability and equity components of the convertible senior notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the convertible senior notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
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
Research and Development
Our research and development expenses support our efforts to add new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design and the related development, testing, certification and support of our solutions. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, bonuses, benefits, stock-based compensation and costs associated with technology tools used by our engineers.
Advertising Expenses
Advertising expenses are charged to sales and marketing expenses in the consolidated statements of operations as incurred. We recognized advertising expense of $11.8 million, $11.8 million and $8.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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
Comprehensive Loss
Comprehensive loss is comprised of the net loss and other comprehensive income (loss). Our other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and unrealized gains and losses and realized gains and losses reclassified into net loss on cash flow hedges, as reflected in the consolidated statements of comprehensive loss.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.
Diluted earnings per share adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist primarily of stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested restricted stock units ("RSUs"), unvested performance stock awards ("PSAs") and shares related to convertible senior notes. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, basic and diluted net loss per share is the same for all periods presented.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended, which requires recognition of lease assets and liabilities for leases with terms of more than 12 months. This standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard effective August 1, 2019 using the transitional provision which allows for the adoption of Topic 842 to be applied on a modified retrospective basis at the beginning of the fiscal year of adoption in fiscal 2020. The adoption of this new standard resulted in the recognition of operating lease right-of-use assets of $16.9 million and operating lease liabilities of $18.0 million. We have elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We have also elected to combine lease and non-lease components for real estate and co-location arrangements. In addition, we elected not to recognize lease liabilities and related right-of-use assets for leases that, at the lease commencement date, have a lease term of 12 months or less.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU 2019-12"): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard as of November 1, 2019, and it did not have a material impact to the consolidated financial statements.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. We adopted this standard on August 1, 2020, and it did not have a material impact to the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The ASU No. 2020-06 is effective for us beginning August 1, 2022, although early adoption is permitted. We are currently evaluating the potential impact of this standard on the consolidated financial statements.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97%, 98% and 99% of our revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2021		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$329,299	49%	$210,288	49%	$148,807	49%
Europe, Middle East and Africa (*)	253,138	38	174,497	40	124,437	41
Asia Pacific	76,105	11	38,793	9	23,838	8
Other	14,558	2	7,691	2	5,754	2
Total	$673,100	100%	$431,269	100%	$302,836	100%
_____
(*) Revenue from the United Kingdom represented 10% of the total revenue in the periods presented.

The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2021		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$632,416	94%	$414,908	96%	$289,579	96%
Direct customers	40,684	6	16,361	4	13,257	4
Total	$673,100	100%	$431,269	100%	$302,836	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue in the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	July 31,
	2021	2020
Channel partner A	*	11%
* Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of July 31, 2021 and July 31, 2020 was $630.6 million and $369.8 million, respectively. In fiscal 2021, fiscal 2020 and fiscal 2019 we recognized revenue of $335.5 million, $220.9 million and $143.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,553.5 million. We expect to recognize 49% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
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
The activity of the deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$109,915	$69,785	$55,910
Capitalization of contract acquisition costs	137,673	65,052	32,526
Amortization of deferred contract acquisition costs	(40,558)	(24,922)	(18,651)
Ending balance	$207,030	$109,915	$69,785
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	July 31,
	2021	2020

	(in thousands)
Deferred contract acquisition costs	$57,373	$32,240
Deferred contract acquisition costs, noncurrent	149,657	77,675
Total deferred contract acquisition costs	$207,030	$109,915
Sales commissions accrued but not paid as of July 31, 2021 and 2020, totaled $46.7 million and $21.0 million, respectively, which are included within accrued compensation in the consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$167,337	$—	$—	$167,337
U.S. government agency securities	10,999	—	—	10,999
Total cash equivalents	$178,336	$—	$—	$178,336

Short-term investments:
U.S. treasury securities	$387,428	$9	$(17)	$387,420
U.S. government agency securities	511,622	144	(34)	511,732
Corporate debt securities	327,512	102	(112)	327,502
Total short-term investments	$1,226,562	$255	$(163)	$1,226,654

Total cash equivalents and short-term investments	$1,404,898	$255	$(163)	$1,404,990
Cash equivalents and short-term investments consisted of the following as of July 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$51,690	$—	$—	$51,690
U.S. treasury securities	39,997	—	(1)	39,996
U.S. government agency securities	14,997	—	—	14,997
Total cash equivalents	$106,684	$—	$(1)	$106,683

Short-term investments:
U.S. treasury securities	$415,539	$152	$(127)	$415,564
U.S. government agency securities	595,725	186	(114)	595,797
Corporate debt securities	216,879	569	(87)	217,361
Total short-term investments	$1,228,143	$907	$(328)	$1,228,722

Total cash equivalents and short-term investments	$1,334,827	$907	$(329)	$1,335,405
The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2021:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$800,659	$800,793
Due between one to three years	425,903	425,861
Total	$1,226,562	$1,226,654

Short-term investments that were in an unrealized loss position as of July 31, 2021 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$306,908	$(17)	$—	$—	$306,908	$(17)
U.S. government agency securities	104,782	(34)	—	—	104,782	(34)
Corporate debt securities	157,208	(112)	—	—	157,208	(112)
Total	$568,898	$(163)	$—	$—	$568,898	$(163)

Short-term investments that were in an unrealized loss position as of July 31, 2020 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$347,959	$(127)	$—	$—	$347,959	$(127)
U.S. government agency securities	340,503	(113)	5,502	(1)	346,005	(114)
Corporate debt securities	105,953	(87)	—	—	105,953	(87)
Total	$794,415	$(327)	$5,502	$(1)	$799,917	$(328)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2021 and 2020.
We recorded $3.9 million and $3.8 million of accrued interest receivable within prepaid expenses and other current assets in the consolidated balance sheets as of July 31, 2021 and 2020, respectively.
Strategic Investments
During fiscal 2021, we invested an additional $3.1 million in non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are primarily accounted for under the cost method as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. The carrying amount of our strategic investments was $5.1 million and $2.0 million as of July 31, 2021 and 2020, respectively, which are included within other noncurrent assets in the consolidated balance sheets. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of July 31, 2021:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$167,337	$167,337	$—	$—
U.S. treasury securities	10,999	—	10,999	—
Total cash equivalents	$178,336	$167,337	$10,999	$—

Short-term investments:
U.S. treasury securities	$387,420	$—	$387,420	$—
U.S. government agency securities	511,732	—	511,732	—
Corporate debt securities	327,502	—	327,502	—
Total short-term investments	$1,226,654	$—	$1,226,654	$—

Total cash equivalents and short-term investments	$1,404,990	$167,337	$1,237,653	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$459	$—	$459	$—
Foreign currency contracts assets-noncurrent (2)	$26	$—	$26	$—
Foreign currency contracts liabilities-current (3)	$1,083	$—	$1,083	$—
Foreign currency contracts liabilities-noncurrent (4)	$42	$—	$42	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$83	$—	$83	$—
Foreign currency contracts liabilities-current (3)	$240	$—	$240	$—

(1)Reported as prepaid expenses and other current assets in the consolidated balance sheets.
(2)Reported as other noncurrent assets in the consolidated balance sheets.
(3)Reported as accrued expenses and other current liabilities in the consolidated balance sheets.
(4)Reported as other noncurrent liabilities in the consolidated balance sheets.

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
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented. Additionally, we did not have derivatives in fiscal 2020.
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2021 and 2020.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Hosting equipment	3-4 years	$130,981	$87,418
Computers and equipment	3-5 years	5,599	3,875
Purchased software	3 years	1,311	1,311
Capitalized internal-use software	3 years	39,542	23,081
Furniture and fixtures	5 years	1,021	1,965
Leasehold improvements	Shorter of useful life or lease term	7,339	8,712
Total property and equipment, gross		185,793	126,362
Less: Accumulated depreciation and amortization		(77,217)	(50,628)
Total property and equipment, net		$108,576	$75,734
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2021, the historical cost and accumulated amortization was $3.0 million and $0.4 million, respectively. As of July 31, 2020, the historical cost and accumulated amortization was $2.5 million and $0.1 million, respectively. Purchased intangible assets are included within other noncurrent assets in the consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $29.7 million, $17.7 million and $10.4 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Note 6. Business Combinations
Smokescreen Technologies Private Limited
On June 1, 2021, we completed the acquisition of Smokescreen Technologies Private Limited (“Smokescreen”), a technology company incorporated in India. Smokescreen is a leader in active defense and deception technology. Smokescreen's cutting-edge capabilities will be integrated into the Zscaler Zero Trust Exchange platform, further building upon our ability to detect sophisticated, highly targeted attacks, ransomware and lateral movement attempts.
Pursuant to the terms of the stock purchase agreement, the aggregate purchase price was approximately $11.7 million in cash. In connection with this acquisition, we completed a valuation of the acquired intangible assets as of June 1, 2021, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $5.7 million of goodwill, $5.6 million of developed technology and $2.1 million of customer relationships. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Both goodwill and acquired intangible assets will be fully deductible for income tax purposes. We incurred approximately $0.5 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2021.

The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability of approximately $1.6 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount.
The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$1,347
Acquired intangible assets:
Developed technology	5,600	5 years
Customer relationships	2,100	5 years
Goodwill	5,686
Total	$14,733
Less liabilities assumed:
Other liabilities	$1,516
Deferred tax liability	1,558
Total	$3,074

Total purchase price consideration	$11,659
Trustdome Limited
On April 15, 2021, we completed the acquisition of Trustdome Limited (“Trustdome”), a technology company incorporated in Israel. Trustdome is a leading innovator in Cloud Infrastructure Entitlement Management, which we plan to integrate with our existing Cloud Security Posture Management offering and provide a comprehensive solution for reducing public cloud attack surfaces and improving security posture. With this acquisition, we also have expanded our global footprint with our first development center in Israel.
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
In connection with this acquisition, we completed a valuation of the acquired intangible assets as of April 15, 2021, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $23.2 million of goodwill and $7.2 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Both goodwill and acquired developed technology will be fully deductible for income tax purposes. We incurred approximately $0.4 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2021.
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
Edgewise Networks Inc.
On May 22, 2020, we completed the acquisition of Edgewise Networks Inc. ("Edgewise"), a technology company incorporated in the United States. Edgewise is a pioneer in securing application-to-application communications in public clouds and data centers. Edgewise customers measurably reduce the attack surface to lower the risk of application compromise and data breaches by simplifying the security of east-west communications through identity-based segmentation. With this acquisition, we secure workloads and application-to-application communications for our customers.
Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $30.7 million in cash. Additionally, certain of Edgewise's employees who became our employees are entitled to receive additional consideration in the form of restricted stock units. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired intangible assets as of May 22, 2020, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $16.7 million of goodwill, $13.9 million of developed technology and $1.3 million of customer relationships. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.6 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2020.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.6 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology and customer relationships, which increased goodwill by the same amount. As we had a full valuation allowance as of July 31, 2020, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2020. Refer to Note 14, Income Taxes, for further information.

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$294
Operating lease right-of-use asset	630
Acquired intangible assets:
Developed technology	13,900	5 years
Customer relationships	1,300	5 years
Goodwill	16,709
Total	$32,833
Less liabilities assumed:
Accounts payable and accrued liabilities	$333
Deferred revenue	540
Operating lease liability	630
Deferred tax liability	620
Total	$2,123

Total purchase price consideration	$30,710
Cloudneeti Corporation
On April 16, 2020, we completed the acquisition of Cloudneeti Corporation ("Cloudneeti"), a technology company incorporated in the United States. Cloudneeti is a cloud security posture management company, which prevents and remediates application misconfigurations in cloud service models, including SaaS; infrastructure as a service, or IaaS; and platform as a service, or PaaS. With this acquisition, we further provide our industry-leading data protection coverage for our customers.
Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $8.9 million in cash. Additionally, certain of Cloudneeti's employees who became our employees are entitled to receive additional consideration payable in the form of restricted stock units. These awards are subject to performance and time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired intangible assets as of April 16, 2020, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $5.9 million of goodwill and $3.5 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.5 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2020.
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
Less liabilities assumed:
Deferred tax liability	$490
Other liabilities	12
Total	$502

Total purchase price consideration	$8,935
Appsulate, Inc.
On May 29, 2019, we completed the acquisition Appsulate, Inc. ("Appsulate"), an early stage technology company incorporated in the United States. Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $12.9 million in cash.
In connection with this acquisition, we completed a valuation of the acquired intangible assets as of May 29, 2019, in order to allocate the purchase price consideration. The purchase price allocation resulted in the recognition of $7.3 million of goodwill and $7.0 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.3 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2019.
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

The allocation of the purchase price consideration, consisted of the following:

	Amount	Estimated Useful Life
	(in thousands)
Assets acquired:
Cash and cash equivalents	$13
Acquired intangible assets:
Developed technology	7,000	4 years
Goodwill	7,281
Total	$14,294
Less liabilities assumed:
Deferred tax liability	$1,422

Total purchase price consideration	$12,872
Other acquisitions
In fiscal 2019, we also completed the acquisition of a technology company for a purchase price approximately $1.1 million in cash. The goodwill and acquired intangible assets recorded for this acquisition were not material to the consolidated financial statements.
Pro forma Financial Information
The pro forma financial information from the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Note 7. Derivative Instruments
We implemented a foreign currency risk management program during the fiscal 2021. As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenues and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during fiscal 2021.
As of July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $118.9 million for designated and $28.2 million for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 18 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the consolidated balance sheet as of July 31, 2021.
During the fiscal 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in AOCI and the gains and losses reclassified into the consolidated statement of operations were not material. During fiscal 2021, changes in the fair value of our non-designated derivative instruments recorded in other income, net within the consolidated statement of operations were not material.

Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Note 8. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2020	$30,059
Goodwill acquired	28,918
Balance as of July 31, 2021	$58,977
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of July 31, 2021 and 2020:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2020	Additions	July 31, 2021	July 31, 2020	Amortization Expense	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2021

	(in thousands)								(years)
Developed technology	$26,856	$12,800	$39,656	$(4,206)	$(6,468)	$(10,674)	$22,650	$28,982	4.0
Customer relationships	1,460	2,100	3,560	(86)	(327)	(413)	1,374	3,147	4.5
Total	$28,316	$14,900	$43,216	$(4,292)	$(6,795)	$(11,087)	$24,024	$32,129	4.0
As of July 31, 2020, the weighted-average useful life for developed technology and customer relationships was 4.2 years and 4.7 years, respectively.
During fiscal 2021, in connection with the acquisitions of Smokescreen and Trustdome, we acquired developed technology and customer relationships with a fair value of $12.8 million and $2.1 million, respectively, and each of them with an estimated useful life of 5.0 years. For further information refer to Note 6, Business Combinations.
Amortization expense of acquired intangible assets was $6.8 million, $3.4 million and $0.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following as of July 31, 2021:

Amortization Expense
(in thousands)
Year ending July 31,
2022	$8,678
2023	8,181
2024	6,741
2025	6,038
2026	2,491
Total	$32,129

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
During the three months ended July 31, 2021, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on July 30, 2021 (the last trading day of the fiscal quarter). Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from August 1, 2021 through October 31, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During fiscal 2021 and fiscal 2020, none of the Notes have been converted. Since we have the election of repaying the Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Notes as a noncurrent liability in the consolidated balance sheet as of July 31, 2021.
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
In the event of a corporate event that constitutes a “fundamental change (as defined in the indenture governing the Notes),” holders of the Notes will have the right, at their option to require us to repurchase for cash all or any portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest, up to but excluding, the date of such repurchase. In addition, following certain corporate events that occur prior to the maturity date, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be.
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
The net carrying amount of the liability component of the Notes is as follows:

	July 31,
	2021	2020
	(in thousands)

Principal amount	$1,150,000	$1,150,000
Less:
Unamortized debt discount	224,527	273,829
Unamortized debt issuance costs	11,935	14,556
Net carrying amount	$913,538	$861,615

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended July 31,
	2021	2020
	(in thousands)

Contractual interest expense	$1,441	$140
Amortization of debt discount	49,302	4,638
Amortization of debt issuance costs	2,621	247
Total	$53,364	$5,025
The total fair value of the Notes was $1,931.7 million and $1,307.5 million as of July 31, 2021 and 2020, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of July 31, 2021 and 2020 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
Capped Calls
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in its statement of financial position, the premium of $145.2 million paid for the purchase of the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured. As of July 31, 2021, we have not exercised any Capped Call options.
Note 10. Operating Leases
The following is a summary of our operating lease costs:

	Year Ended July 31,
	2021			2020
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease, including imputed interest	$6,442	$14,504	$20,946	$5,020	$8,582	$13,602
Short-term lease cost	1,527	694	2,221	1,399	904	2,303
Variable lease cost	3,192	3,244	6,436	1,508	1,715	3,223
Sublease income	(199)	—	(199)	(126)	—	(126)
Total operating lease costs	$10,962	$18,442	$29,404	$7,801	$11,201	$19,002
Weighted-average remaining lease term (in years)	4.7	1.9		5.1	2.0
Weighted-average discount rate	4.4%	2.3%		4.8%	3.2%
The following table presents information about our leases in the consolidated balance sheets:

	July 31,
	2021			2020
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$20,829	$23,510	$44,339	$16,990	$19,129	$36,119
Operating lease liabilities, current	$5,388	$14,454	$19,842	$5,307	$10,293	$15,600
Operating lease liabilities, noncurrent	$20,424	$10,801	$31,225	$17,849	$10,174	$28,023
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $22.1 million and $7.6 million for fiscal 2021 and fiscal 2020, respectively.
For fiscal 2019, the rent expense and bandwidth and co-location expenses were $3.0 million and $13.8 million, respectively. Rent expense prior to fiscal 2020 was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of the lease.

Maturities of operating lease liabilities consisted of the following as of July 31, 2021:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2022	$6,333	$14,834	$21,167
2023	5,992	8,047	14,039
2024	5,291	2,893	8,184
2025	4,994	—	4,994
2026	5,015	—	5,015
Thereafter	840	—	840
Total future minimum lease payments	28,465	25,774	54,239
Less: Imputed interest	2,653	519	3,172
Total	$25,812	$25,255	$51,067
As of July 31, 2021, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $10.1 million, which are excluded from the above table. These operating leases will commence between August 2021 and October 2022 with lease terms ranging from 1.7 years to 4.0 years.
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of July 31, 2021 and 2020, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $25.2 million and $20.0 million, respectively.
The maturities of non-cancelable purchase obligations with a term of 12 months or longer consisted of the following as of July 31, 2021:

Amount
Year ending July 31,	(in thousands)
2022	$10,118
2023	13,401
2024	1,725
Total	$25,244

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
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., a Broadcom affiliate, pursuant to which the Symantec Cases were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there is no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the consolidated statement of operations in fiscal 2020.
Finjan Litigation
On December 5, 2017, Finjan, Inc. filed a complaint, in the U.S. District Court for the Northern District of California, alleging that certain of our products infringed four U.S. patents held by Finjan, Inc. and seeking compensatory damages, an injunction, enhanced damages and attorney fees. On April 30, 2019, we entered into patent license and settlement agreements with Finjan, Inc. and its affiliates (collectively "Finjan"), resolving all claims in the lawsuit, and made a payment of $7.3 million to Finjan, Inc. Pursuant to the agreements, Finjan provided us with a worldwide fully paid license to the broader Finjan patent portfolio, releases for past damages, and covenants not to sue. On May 1, 2019, the court dismissed Finjan, Inc.’s complaint with prejudice. We determined that there is no material future economic benefit from the acquired Finjan license and accordingly, we recorded an incremental expense of $4.1 million within general and administrative expenses in the consolidated statement of operations in fiscal 2019. In prior fiscal years, we had recorded accruals related to this litigation totaling $3.2 million.
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
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2021
(in thousands)
Equity awards outstanding:
Stock options	2,597
Unvested restricted stock units	7,312
Committed unvested performance stock awards, based on the target number of shares	1,097
Committed unvested shares of common stock not yet issued related to our acquisition of Edgewise and Trustdome	128
Unvested performance stock awards	260
Share purchase rights committed under the employee stock purchase plan	344
Equity awards available for future grants:
Equity incentive plans	21,316
Employee stock purchase plan	3,368
Stock reserved for settlement of the Convertible Senior Notes	7,626
Total	44,048
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
As of July 31, 2021, a total of 31.7 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 21.3 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The stock option activity consisted of the following for fiscal 2021:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2020	5,175	$8.90	4.0	$625,904
Granted	—	$—
Exercised	(2,466)	$7.39		$421,789
Canceled, forfeited or expired	(112)	$8.31
Balance as of July 31, 2021	2,597	$10.37	3.2	$585,829
Exercisable and expected to vest as of July 31, 2020	2,546	$6.46	3.5	$314,111
Exercisable and expected to vest as of July 31, 2021	1,777	$8.53	2.9	$404,151
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for fiscal 2021, fiscal 2020 and fiscal 2019 was $421.8 million, $242.4 million and $300.9 million, respectively. The weighted-average grant-date fair value per share of awards granted for fiscal 2020 was $22.76.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31(1)
2020
Expected term (in years)	6.1
Expected stock price volatility	46.1%
Risk-free interest rate	1.7%
Dividend yield	0.0%
(1) There were no stock options granted during fiscal 2021 and fiscal 2019.
Restricted Stock Units and Performance Stock Awards
The 2018 Plan allows for the grant of RSUs. Generally, RSUs are subject to a four-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencing date and quarterly thereafter over the remaining vesting term.
The 2018 Plan allows for the grant of PSAs. The right to earn the PSAs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors or by our senior management for certain types of awards. Generally, earned PSAs are subject to additional time-based vesting.

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
As of July 31, 2021, we determined that the service inception date for 0.1 million PSAs preceded the grant date, and we recognized $13.1 million of stock-based compensation expense associated with these PSAs in fiscal 2021.
As of July 31, 2021, there were 0.7 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of July 31, 2021 and have been excluded from the below table.
The activity of RSUs and PSAs consisted of the following for fiscal 2021:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2020	8,553	$60.72	$1,110,694
Granted	2,910	$172.79
Vested	(2,953)	$63.05	$530,027
Canceled or forfeited	(747)	$71.09
Balance as of July 31, 2021	7,763	$100.84	$1,831,376
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of July 31, 2021, a total of 6.0 million shares of common stock have been reserved for issuance under the ESPP, out of which 3.7 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During fiscal 2021, fiscal 2020 and fiscal 2019, employees purchased approximately 0.3 million, 0.8 million and 1.1 million shares of common stock, respectively, under the ESPP at an average purchase price of $75.92, $18.76 and $14.53, respectively with proceeds of $25.7 million, $15.3 million and $16.4 million, respectively.
ESPP employee payroll contributions accrued as of July 31, 2021 and 2020, was $5.2 million and $3.5 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2021 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2021. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended July 31,
	2021	2020	2019
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	46.2% - 67.4%	53.6% - 73.6%	44.0% - 61.9%
Risk-free interest rate	0.1% - 0.2%	0.2% - 1.7%	1.9% - 2.7%
Dividend yield	0.0%	0.0%	0.0%
Deferred Merger Consideration
In connection with the acquisition of Trustdome, as further described in Note 6, Business Combinations, certain former employees who became our employees are entitled to receive a deferred merger consideration payable in shares of our authorized common stock and RSUs. These awards are subject to time-based vesting. The fair value of these awards of approximately $10.1 million will be recognized as stock-based compensation expense on a straight-line basis over the vesting period within research and development expenses in the consolidated statements of operations.
In connection with the acquisition of Edgewise, as further described in Note 6, Business Combinations, certain former employees who became our employees are entitled to receive a deferred merger consideration payable in shares of our authorized common stock. These awards are subject to time-based vesting. The fair value of these awards of approximately $9.3 million will be recognized as stock-based compensation expense on a straight-line basis over the vesting period within research and development expenses in the consolidated statements of operations.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$14,036	$7,318	$2,926
Sales and marketing	133,115	66,539	23,118
Research and development	67,803	30,173	15,090
General and administrative	43,581	17,365	5,289
Total	$258,535	$121,395	$46,423
As of July 31, 2021, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $729.2 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During fiscal 2021, fiscal 2020 and fiscal 2019, we capitalized $6.3 million, $4.4 million and $0.5 million, respectively, of stock-based compensation associated with the development of software for internal-use.

Note 14. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2021	2020	2019

	(in thousands)
Domestic	$(275,189)	$(123,085)	$(34,145)
International	18,011	10,357	6,233
Loss before provision for income taxes	$(257,178)	$(112,728)	$(27,912)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2021	2020	2019

Current:	(in thousands)
Federal	$—	$—	$—
State	126	45	64
Foreign	7,104	4,013	2,325
Total current tax expense	7,230	4,058	2,389

Deferred:
Federal	(349)	(864)	(1,431)
State	(3)	(243)	(107)
Foreign	(2,027)	(563)	(108)
Total deferred tax expense	(2,379)	(1,670)	(1,646)

Total provision for income taxes	$4,851	$2,388	$743
The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year ended July 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	—	0.2	0.1
Impact of foreign rate differential	0.4	—	(0.9)
Meals and entertainment	(0.1)	(0.2)	(1.9)
Stock-based compensation	43.9	37.0	147.2
Provision to return adjustments	0.1	(0.3)	1.2
U.S. tax credits	4.1	6.8	10.0
Change in valuation allowance	(70.6)	(65.0)	(176.9)
Withholding tax	(0.7)	(1.1)	(2.4)
Other	—	(0.5)	(0.1)
Effective tax rate	(1.9)%	(2.1)%	(2.7)%

Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to our foreign earnings which are taxed at different rates than the U.S. statutory rate, as well as the benefit of stock compensation deductions, offset by the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. During fiscal 2020 and fiscal 2019, we recognized an income tax benefit of $1.1 million and $1.4 million, respectively, as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of Cloudneeti, Edgewise and Appsulate. Refer to Note 6, Business Combinations, for further information.
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$341,777	$149,430
Accruals and reserves	7,769	3,896
Deferred revenue	33,028	27,123
Tax credits carryovers	42,225	23,573
Stock-based compensation	21,849	14,218
Property and equipment	1,273	1,002
Operating lease liabilities	10,505	8,571
Other	742	33
Gross deferred tax assets	459,168	227,846
Less: Valuation allowance	(345,756)	(130,236)
Total deferred tax assets	$113,412	$97,610

Deferred tax liabilities:
Intangible assets	$(6,341)	$(4,224)
Deferred contract acquisition costs	(46,709)	(24,727)
Convertible senior notes	(50,593)	(61,071)
Operating lease right-of-use assets	(9,069)	(6,978)
Other	—	(131)
Total deferred tax liabilities	$(112,712)	$(97,131)

Net deferred tax assets	$700	$479
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

The following table presents the change in the valuation allowance:

	Year ended July 31,
	2021	2020	2019

	(in thousands)
Balance as of the beginning of the period	$130,236	$103,732	$45,578
Change during the period	215,520	26,504	58,154
Balance as of the end of the period	$345,756	$130,236	$103,732
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and, state deferred tax assets will not be realized as of July 31, 2021 and 2020, and as such, we have maintained a full valuation allowance against such deferred tax assets. During fiscal 2019, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded and has been maintained as of July 31, 2021 and 2020.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against our deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $215.5 million, $26.5 million and $58.2 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The increase in the valuation allowance in fiscal 2021, fiscal 2020 and fiscal 2019 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2021 and 2020, we have net operating loss carryforwards for U.S. federal income tax purposes of $1,421.0 million and $626.3 million, respectively, which are available to offset future federal taxable income. Beginning in 2027, $177.7 million of the federal net operating losses will begin to expire. The remaining $1,243.3 million of the federal net operating losses will carry forward indefinitely. As of July 31, 2021 and 2020, we have net operating loss carryforwards for state income tax purposes of $396.3 million and $177.1 million, respectively. Beginning in 2024, $300.1 million of state net operating losses will begin to expire at different periods. The remaining $96.3 million of state net operating losses will carry forward indefinitely. As of July 31, 2021 and 2020, we had foreign net operating loss carryforward of $54.6 million and $19.5 million, respectively, all of which will be carried forward indefinitely. Beginning in 2027, $0.9 million of foreign net operating losses will begin to expire. The remaining $53.7 million of foreign net operating losses will carry forward indefinitely.
As of July 31, 2021, we had federal and California research and development tax credit carryforwards of approximately $34.7 million and $26.1 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The California credit will be carried forward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss and research and development tax credit carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code, Sections 382 and

383. Under Section 382 and 383 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss and research and development tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss or research and development tax credit carryforwards but may limit the amount available in any given future period.
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2021, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $18.5 million of gross unrecognized tax benefits as of July 31, 2021, none of which would affect our effective tax rate if recognized due to our U.S. valuation allowance. The gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. As of July 31, 2021, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The changes in our gross unrecognized tax benefits for fiscal 2021 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2019	$4,427
Gross increase for tax positions of prior fiscal years	1,611
Gross increase for tax positions of current fiscal years	4,471
Balance as of July 31, 2020	10,509
Gross (decrease) for tax positions of prior fiscal years	(581)
Gross increase for tax positions of current fiscal year	8,573
Balance as of July 31, 2021	$18,501

Note 15. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested RSUs, unvested PSAs and shares related to the Notes are considered to be potential common stock equivalents.
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, basic and diluted net loss per share is the same for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended July 31,
	2021	2020	2019

	(in thousands, except per share data)
Net loss	$(262,029)	$(115,116)	$(28,655)
Weighted-average shares used in computing net loss per share, basic and diluted	135,654	129,323	123,566
Net loss per share, basic and diluted	$(1.93)	$(0.89)	$(0.23)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	July 31,
	2021	2020	2019

	(in thousands)
Unvested RSUs and shares of common stock	7,440	8,088	4,274
Stock options	2,597	5,175	8,861
Unvested PSAs(1)	562	723	—
Share purchase rights under the ESPP	344	568	913
Convertible senior notes(2)	7,626	—	—
Total	18,569	14,554	14,048
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2021, as they are not considered outstanding for accounting purposes. Refer to Note 13, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2021 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. As of July 31, 2021, we have not received any conversion notices for the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.
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

Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2021	2020

	(in thousands)
United States	$112,251	$74,264
Rest of the world	40,664	37,589
Total	$152,915	$111,853
Refer to Note 2, Revenue Recognition for information on revenue by geography.
Note 17. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). We contract with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. We make matching contributions to the plan for our employees.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2021. The effectiveness of our internal control over financial reporting as of July 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2021 annual meeting of stockholders (the "2021 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2021, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

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

Zscaler, Inc.

September 16, 2021	/s/ Remo Canessa
Remo Canessa
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	10-Q	001-38413	3.2	June 7, 2018
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 24, 2015.	S-1	333-223072	4.1	February 16, 2018
4.2	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.3	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.4	Indenture, dated as of June 25, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38413	4.1	June 25, 2020
4.5	Form of Note, representing Registrant's 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-38413	4.1	June 25, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	10-K	001-38413	10.2	September 18, 2019
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.9+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.10+	Offer Letter between the Registrant and Dali Rajic, dated as of September 6, 2019.	10-Q	001-38413	10.1	December 8, 2020
10.11+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.12+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.13+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.14+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.15+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.16	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.17	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
10.18†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	June 25, 2020
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jagtar Chaudhry and Remo Canessa, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagtar Chaudhry	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 16, 2021
Jagtar Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 16, 2021
Remo Canessa

/s/ Karen Blasing	Director	September 16, 2021
Karen Blasing

/s/ Andrew Brown	Director	September 16, 2021
Andrew Brown

/s/ Scott Darling	Director	September 16, 2021
Scott Darling

/s/ Charles Giancarlo	Director	September 16, 2021
Charles Giancarlo

/s/ David Schneider	Director	September 16, 2021
David Schneider

/s/ Amit Sinha	Director	September 16, 2021
Amit Sinha

/s/ Eileen Naughton	Director	September 16, 2021
Eileen Naughton