Form 10-Q
period 2021-10-31
Zscaler, Inc.
filed 2021-12-08
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2021, the number of shares of registrant’s common stock outstanding was 140,081,679.

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on September 16, 2021.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2021	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$371,696	$275,898
Short-term investments	1,212,946	1,226,654
Accounts receivable, net	172,028	257,109
Deferred contract acquisition costs	62,067	57,373
Prepaid expenses and other current assets	36,699	31,269
Total current assets	1,855,436	1,848,303
Property and equipment, net	112,999	108,576
Operating lease right-of-use assets	44,153	44,339
Deferred contract acquisition costs, noncurrent	154,036	149,657
Acquired intangible assets, net	29,903	32,129
Goodwill	58,977	58,977
Other noncurrent assets	15,614	15,650
Total assets	$2,271,118	$2,257,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,961	$12,547
Accrued expenses and other current liabilities	22,859	22,908
Accrued compensation	72,667	93,622
Deferred revenue	584,325	571,286
Operating lease liabilities	20,488	19,842
Total current liabilities	715,300	720,205
Convertible senior notes, net	927,014	913,538
Deferred revenue, noncurrent	63,491	59,315
Operating lease liabilities, noncurrent	30,534	31,225
Other noncurrent liabilities	4,580	4,453
Total liabilities	1,740,919	1,728,736
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2021 and July 31, 2021; 140,032 and 138,662 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	140	139
Additional paid-in capital	1,225,224	1,131,006
Accumulated other comprehensive loss	(2,764)	(650)
Accumulated deficit	(692,401)	(601,600)
Total stockholders’ equity	530,199	528,895
Total liabilities and stockholders’ equity	$2,271,118	$2,257,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Revenue	$230,517	$142,578
Cost of revenue	52,169	31,727
Gross profit	178,348	110,851
Operating expenses:
Sales and marketing	153,786	96,889
Research and development	65,216	35,770
General and administrative	33,717	20,859
Total operating expenses	252,719	153,518
Loss from operations	(74,371)	(42,667)
Interest income	473	940
Interest expense	(13,835)	(13,049)
Other income (expense), net	(589)	268
Loss before income taxes	(88,322)	(54,508)
Provision for income taxes	2,479	498
Net loss	$(90,801)	$(55,006)
Net loss per share, basic and diluted	$(0.65)	$(0.41)
Weighted-average shares used in computing net loss per share, basic and diluted	139,296	133,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Net loss	$(90,801)	$(55,006)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(1,164)	(730)
Cash flow hedging instruments:
Change in net unrealized gains and (losses)	(1,304)	—
Net realized losses (gains) reclassified into net loss	354	—
Net change on cash flow hedges	(950)	—
Other comprehensive loss	(2,114)	(730)
Comprehensive loss	$(92,915)	$(55,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	387	—	2,644	—	—	2,644
Vesting of restricted stock units and other stock issuances	983	1	(1)	—	—	—
Stock-based compensation	—	—	91,575	—	—	91,575
Other comprehensive loss	—	—	—	(2,114)	—	(2,114)
Net loss	—	—	—	—	(90,801)	(90,801)
Balance as of October 31, 2021	140,032	$140	$1,225,224	$(2,764)	$(692,401)	$530,199
Stockholders' equity activity for the three months ended October 31, 2020:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	690	1	4,518	—	—	4,519
Vesting of restricted stock units and other stock issuances	656	—	—	—	—	—
Vesting of early exercised common stock options	—	—	70	—	—	70
Stock-based compensation	—	—	58,423	—	—	58,423
Other comprehensive loss	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	(55,006)	(55,006)
Balance as of October 31, 2020	134,163	$134	$886,815	$(267)	$(394,577)	$492,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(90,801)	$(55,006)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	9,017	6,092
Amortization expense of acquired intangible assets	2,226	1,577
Amortization of deferred contract acquisition costs	14,912	8,678
Amortization of debt discount and issuance costs	13,476	12,690
Non-cash operating lease costs	6,031	4,513
Stock-based compensation expense	89,903	57,185
Amortization of investment premiums, net of accretion of purchase discounts	2,671	2,605
Deferred income taxes	(223)	(520)
Impairment of assets	—	416
Other	(13)	29
Changes in operating assets and liabilities
Accounts receivable	84,927	41,634
Deferred contract acquisition costs	(23,985)	(18,042)
Prepaid expenses, other current and noncurrent assets	(4,126)	7,883
Accounts payable	(1,088)	76
Accrued expenses, other current and noncurrent liabilities	(192)	(1,243)
Accrued compensation	(20,955)	(12,347)
Deferred revenue	17,381	2,133
Operating lease liabilities	(5,890)	(4,821)
Net cash provided by operating activities	93,271	53,532
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(6,454)	(8,904)
Capitalized internal-use software	(3,450)	(2,401)
Purchases of short-term investments	(312,840)	(174,663)
Proceeds from maturities of short-term investments	322,677	76,582
Proceeds from sale of short-term investments	—	11,500
Net cash used in investing activities	(67)	(97,886)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	2,644	4,519
Payment of deferred consideration related to a business acquisition	(50)	—
Net cash provided by financing activities	2,594	4,519
Net increase (decrease) in cash and cash equivalents(1)	95,798	(39,835)
Cash and cash equivalents at beginning of period(1)	275,898	141,851
Cash and cash equivalents at end of period(1)	$371,696	$102,016
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$2,479	$1,496
Non-Cash Activities
Net change in purchased equipment included in accounts payable and accrued expenses	$2,906	$1,884
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$5,426	$13,787

(1) We did not hold restricted cash for any periods presented.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that secures user-to-app, app-to-app, and machine-to-machine communications over any network and any location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (the "Fiscal 2021 Form 10-K"), as filed with the SEC on September 16, 2021.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2021 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2021, the condensed consolidated statements of operations for the three months ended October 31, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended October 31, 2021 and 2020 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2022 or for any other future fiscal year or interim period.

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
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2022, for example, refer to our fiscal year ending July 31, 2022.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2021.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. This standard is effective for us in the first quarter of fiscal 2024, though early adoption is permitted. We early adopted this standard in the first quarter of fiscal 2022 and it did not have a material impact to the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. This standard is effective for us in the first quarter of fiscal 2023, using the fully retrospective or modified retrospective method, though early adoption is permitted. We are currently evaluating the potential impact of this standard on the condensed consolidated financial statements.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for the three months ended October 31, 2021 and 2020, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2021		2020
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$113,413	49%	$70,159	49%
Europe, Middle East and Africa	80,549	35%	55,205	39%
Asia Pacific	31,052	14%	14,280	10%
Other	5,503	2%	2,934	2%
Total	$230,517	100%	$142,578	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2021		2020
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$215,073	93%	$133,440	94%
Direct customers	15,444	7%	9,138	6%
Total	$230,517	100%	$142,578	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue in the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	October 31, 2021	July 31, 2021
Channel partner A	14%	*
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of October 31, 2021 and July 31, 2021 was $647.8 million and $630.6 million, respectively. In the three months ended October 31, 2021 and 2020, we recognized revenue of $206.4 million and $127.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,705.7 million. We expect to recognize 50% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Beginning balance	$207,030	$109,915
Capitalization of contract acquisition costs	23,985	18,042
Amortization of deferred contract acquisition costs	(14,912)	(8,678)
Ending balance	$216,103	$119,279
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	October 31, 2021	July 31, 2021

	(in thousands)
Deferred contract acquisition costs, current	$62,067	$57,373
Deferred contract acquisition costs, noncurrent	154,036	149,657
Total	$216,103	$207,030
Sales commissions accrued but not paid as of October 31, 2021 and July 31, 2021, totaled $16.3 million and $46.7 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$183,556	$—	$—	$183,556
U.S. treasury securities	94,998	—	(2)	94,996
Total	$278,554	$—	$(2)	$278,552

Short-term investments:
U.S. treasury securities	$414,326	$1	$(49)	$414,278
U.S. government agency securities	473,738	47	(496)	473,289
Corporate debt securities	325,952	21	(594)	325,379
Total	$1,214,016	$69	$(1,139)	$1,212,946

Total cash equivalents and short-term investments	$1,492,570	$69	$(1,141)	$1,491,498
Cash equivalents and short-term investments consisted of the following as of July 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$167,337	$—	$—	$167,337
U.S. government agency securities	10,999	—	—	10,999
Total	$178,336	$—	$—	$178,336

Short-term investments:
U.S. treasury securities	$387,428	$9	$(17)	$387,420
U.S. government agency securities	511,622	144	(34)	511,732
Corporate debt securities	327,512	102	(112)	327,502
Total	$1,226,562	$255	$(163)	$1,226,654

Total cash equivalents and short-term investments	$1,404,898	$255	$(163)	$1,404,990

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2021:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$757,847	$757,830
Due between one to three years	456,169	455,116
Total	$1,214,016	$1,212,946
Short-term investments that were in an unrealized loss position as of October 31, 2021, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$320,337	$(49)	$—	$—	$320,337	$(49)
U.S. government agency securities	252,257	(486)	4,995	(11)	257,252	(497)
Corporate debt securities	249,483	(592)	2,225	(1)	251,708	(593)
Total	$822,077	$(1,127)	$7,220	$(12)	$829,297	$(1,139)
Short-term investments that were in an unrealized loss position as of July 31, 2021, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$306,908	$(17)	$—	$—	$306,908	$(17)
U.S. government agency securities	104,782	(34)	—	—	104,782	(34)
Corporate debt securities	157,208	(112)	—	—	157,208	(112)
Total	$568,898	$(163)	$—	$—	$568,898	$(163)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below the amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2021 and July 31, 2021.
We recorded $3.0 million and $3.9 million of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021, respectively.

Strategic Investments
The carrying amount of our strategic investments, which consist of non-marketable investments, was $5.1 million as of October 31, 2021 and July 31, 2021, which are included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of October 31, 2021:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$183,556	$183,556	$—	$—
U.S. treasury securities	94,996	—	94,996	—
Total	$278,552	$183,556	$94,996	$—

Short-term investments:
U.S. treasury securities	$414,278	$—	$414,278	$—
U.S. government agency securities	473,289	—	473,289	—
Corporate debt securities	325,379	—	325,379	—
Total	$1,212,946	$—	$1,212,946	$—

Total cash equivalents and short-term investments	$1,491,498	$183,556	$1,307,942	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$300	$—	$300	$—
Foreign currency contract assets-noncurrent (2)	$38	$—	$38	$—
Foreign currency contracts liabilities-current (3)	$1,743	$—	$1,743	$—
Foreign currency contracts liabilities-noncurrent (4)	$79	$—	$79	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$159	$—	$159	$—
Foreign currency contracts liabilities-current (3)	$383	$—	$383	$—
(1) Reported as prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Reported as other noncurrent assets in the condensed consolidated balance sheets.
(3) Reported as accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Reported as other noncurrent liabilities in the condensed consolidated balance sheets.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2021:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$167,337	$167,337	$—	$—
U.S. treasury securities	10,999	—	10,999	—
Total	$178,336	$167,337	$10,999	$—
Short-term investments:
U.S. treasury securities	$387,420	$—	$387,420	$—
U.S. government agency securities	511,732	—	511,732	—
Corporate debt securities	327,502	—	327,502	—
Total	$1,226,654	$—	$1,226,654	$—

Total cash equivalents and short-term investments	$1,404,990	$167,337	$1,237,653	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$459	$—	$459	$—
Foreign currency contract assets-noncurrent (2)	$26	$—	$26	$—
Foreign currency contracts liabilities-current (3)	$1,083	$—	$1,083	$—
Foreign currency contracts liabilities-noncurrent (4)	$42	$—	$42	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$83	$—	$83	$—
Foreign currency contracts liabilities-current (3)	$240	$—	$240	$—
(1) Reported as prepaid expenses and other current assets in the consolidated balance sheets.
(2) Reported as other noncurrent assets in the consolidated balance sheets.
(3) Reported as accrued expenses and other current liabilities in the consolidated balance sheets.
(4) Reported as other noncurrent liabilities in the consolidated balance sheets.
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Refer to Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2021 and July 31, 2021.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	October 31, 2021	July 31, 2021

	(in thousands)
Hosting equipment	$137,752	$130,981
Computers and equipment	6,113	5,599
Purchased software	1,311	1,311
Capitalized internal-use software	45,487	39,542
Furniture and fixtures	1,022	1,021
Leasehold improvements	7,340	7,339
Total property and equipment, gross	199,025	185,793
Less: Accumulated depreciation and amortization	(86,026)	(77,217)
Total property and equipment, net	$112,999	$108,576
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of October 31, 2021, the historical cost and accumulated amortization was $3.0 million and $0.5 million, respectively. As of July 31, 2021, the historical cost and accumulated amortization was $3.0 million and $0.4 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $9.0 million and $6.1 million for the three months ended October 31, 2021 and 2020, respectively.
Note 6. Derivative Instruments
We implemented a foreign currency risk management program during the three months ended January 31, 2021. As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenues and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three months ended October 31, 2021.
During the three months ended October 31, 2021, we began to use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with changes recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three months ended October 31, 2021.
As of October 31, 2021 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $123.4 million and $118.9 million, respectively for designated and $47.7 million and $28.2 million, respectively for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 18 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of October 31, 2021 and July 31, 2021.
During the three months ended October 31, 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in accumulated other comprehensive income (loss) ("AOCI") and the gains and losses reclassified into the condensed consolidated statement of operations were not material. During the three months ended October 31, 2021, changes in the fair value of our non-designated derivative instruments recorded in other income (expense), net within the condensed consolidated statements of operations were not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of October 31, 2021 and July 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Note 7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill was $59.0 million as of October 31, 2021 and July 31, 2021.
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
Acquired intangible assets subject to amortization consisted of the following as of October 31, 2021 and July 31, 2021:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2021	Additions	October 31, 2021	July 31, 2021	Amortization Expense	October 31, 2021	October 31, 2021	July 31, 2021

	(in thousands)
Developed technology	$39,656	$—	$39,656	$(10,674)	$(2,048)	$(12,722)	$26,934	$28,982
Customer relationships	3,560	—	3,560	(413)	(178)	(591)	2,969	3,147
Total	$43,216	$—	$43,216	$(11,087)	$(2,226)	$(13,313)	$29,903	$32,129
Amortization expense of acquired intangible assets for the three months ended October 31, 2021 and 2020 was $2.2 million and $1.6 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following as of October 31, 2021:

Amount

Year ending July 31,	(in thousands)
2022 (remaining nine months)	$6,452
2023	8,181
2024	6,741
2025	6,038
2026	2,491
Total	$29,903
Note 8. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% Convertible Senior Notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2021 Form 10-K for further information on the Notes.
During the three months ended October 31, 2021, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on October 29, 2021 (the last trading day of the fiscal quarter). Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from November 1, 2021 through January 31, 2022. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Conversion notices received through October 31, 2021 have not been material.
The net carrying amount of the liability component of the Notes consisted of the following:

	October 31, 2021	July 31, 2021

	(in thousands)
Principal amount	$1,150,000	$1,150,000
Less:
Unamortized debt discount	211,731	224,527
Unamortized debt issuance costs	11,255	11,935
Net carrying amount	$927,014	$913,538

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Contractual interest expense	$359	$359
Amortization of debt discount	12,796	12,049
Amortization of debt issuance costs	680	641
Total	$13,835	$13,049
The total fair value of the Notes was $2,449.5 million and $1,931.7 million as of October 31, 2021 and July 31, 2021, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of October 31, 2021 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three months ended October 31, 2021 and 2020, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2021 Form 10-K for further information on the Capped Calls.
Note 9. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the three months ended October 31, 2021, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2021 Form 10-K.
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

Note 10. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Fiscal Year 2018 Equity Incentive Plan (the "Plan") include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares.
Stock Options
The stock option activity consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2021	2,597	$10.37	3.2	$585,829
Exercised	(387)	6.83		100,737
Canceled, forfeited or expired	(4)	10.41
Balance as of October 31, 2021	2,206	$10.99	3.1	$679,266
Exercisable and expected to vest as of July 31, 2021	1,777	$8.53	2.9	$404,151
Exercisable and expected to vest as of October 31, 2021	1,636	$9.33	2.8	$506,449
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the three months ended October 31, 2021 and 2020 was $100.7 million and $91.4 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2021	7,763	$100.84	$1,831,376
Granted	1,027	264.06
Vested	(972)	102.19	265,802
Canceled or forfeited	(185)	108.57
Balance as of October 31, 2021	7,633	$122.44	$2,433,826
As of October 31, 2021, there were 0.2 million outstanding PSAs for which the performance metrics have not been defined as of such date. As a result, such awards are not considered granted for accounting purposes as of October 31, 2021 and accordingly, they have been excluded from the above table.

Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). ESPP employee payroll contributions accrued as of October 31, 2021 and July 31, 2021 were $13.3 million and $5.2 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2021 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2021. There were no shares issued under the ESPP during the periods presented.
Stock-based Compensation Expense
The components of stock-based compensation expense, net of amounts capitalized in the development of software for internal-use, recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Cost of revenue	$4,986	$3,009
Sales and marketing	40,720	31,316
Research and development	27,259	14,123
General and administrative	16,938	8,737
Total	$89,903	$57,185
During the three months ended October 31, 2021 and 2020, we capitalized $2.5 million and $1.5 million, respectively, of stock-based compensation associated with the development of software for internal-use.
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
We recorded a provision for income taxes of $2.5 million and $0.5 million for the three months ended October 31, 2021 and 2020, respectively. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business.
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

Note 12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Net loss	$(90,801)	$(55,006)
Weighted-average shares used in computing net loss per share, basic and diluted	139,296	133,452
Net loss per share, basic and diluted	$(0.65)	$(0.41)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
The following table summarizes the potentially dilutive securities outstanding as of October 31, 2021 and 2020 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	October 31,
	2021	2020

	(in thousands)
Unvested RSUs and shares of common stock	7,085	8,161
Stock options	2,206	4,475
Unvested PSAs (1)	676	577
Share purchase rights under the ESPP	697	547
Convertible senior notes (2)	7,626	—
Total	18,290	13,760
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2021 and 2020, as they are not considered outstanding for accounting purposes. Refer to Note 10, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2021 would have been convertible into approximately 7.6 million shares of our common stock, as reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through October 31, 2021 have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2021 (the "2021 Form 10-K"), filed with the SEC on September 16, 2021. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2021 is referred to as fiscal 2021 and our fiscal year ending July 31, 2022 is referred to as fiscal 2022.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For three months ended October 31, 2021 and 2020, our revenue was $230.5 million and $142.6 million, respectively. We have incurred net losses in all periods since our inception. For the three months ended October 31, 2021 and 2020, our net loss was $90.8 million and $55.0 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2021 and 2020, we had over 5,600 and over 4,500 customers, respectively, across all major geographies. As of July 31, 2021, we had over 500 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended October 31, 2021, dollar-based net retention rate was above 125%, compared to 122% for the trailing 12 months ended October 31, 2020.
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

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Gross profit	$178,348	$110,851
Add:
Stock-based compensation expense and related payroll taxes	5,319	3,266
Amortization expense of acquired intangible assets	2,056	1,504
Non-GAAP gross profit	$185,723	$115,621
Gross margin	77%	78%
Non-GAAP gross margin	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as U.S. GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets and asset impairment related to facility exit. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Loss from operations	$(74,371)	$(42,667)
Add:
Stock-based compensation expense and related payroll taxes	96,094	60,329
Amortization expense of acquired intangible assets	2,226	1,577
Asset impairment related to facility exit (1)	—	416
Non-GAAP income from operations	$23,949	$19,655
Operating margin	(32)%	(30)%
Non-GAAP operating margin	10%	14%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of October 31, 2021, the accrued employee payroll contributions to our ESPP was $13.3 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2021. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2022.

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$93,271	$53,532
Less:
Purchases of property, equipment and other assets	(6,454)	(8,904)
Capitalized internal-use software	(3,450)	(2,401)
Free cash flow	$83,367	$42,227
As a percentage of revenue:
Net cash provided by operating activities	40%	38%
Less:
Purchases of property, equipment and other assets	(3)%	(6)%
Capitalized internal-use software	(1)%	(2)%
Free cash flow margin	36%	30%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $103.0 million, or 71%, for the three months ended October 31, 2021 over the three months ended October 31, 2020. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Revenue	$230,517	$142,578
Add: Total deferred revenue, end of period	647,816	371,900
Less: Total deferred revenue, beginning of period	(630,601)	(369,767)
Calculated billings	$247,732	$144,711

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three-month periods ended October 31, 2021 and 2020. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, depreciation of our data center equipment, amortization of our capitalized internal-use software, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses (i.e., facilities, IT, depreciation expense and amortization expense). Cost of revenue also includes employee-related expenses, including salaries, bonuses, stock-based compensation expense and employee benefit expenses associated with our customer support and cloud operations organizations.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead expenses for facilities, IT, depreciation expense and amortization expense.

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of expenses previously deferred as attributable to each period presented in this Quarterly Report on Form 10-Q, as described below under "Critical Accounting Policies and Estimates."
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
Research and Development
Our research and development expenses support our efforts to add new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification and support, of these solutions. Accordingly, a majority of our research and development expenses result from employee-related expenses, including salaries, bonuses and benefits, stock-based compensation expense and expenses associated with technology tools used by our engineers. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, as we continue to invest in research and development efforts to enhance the functionality of our cloud platform, improve the reliability, availability and scalability of our platform and access new customer markets. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses, and other related expenses necessary to operate as a public company, and due to any potential legal matters and related accruals that may arise, as further described in Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to our Notes issued in June 2020. See Note 8, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation expense deduction. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Revenue	$230,517	$142,578
Cost of revenue(1) (2)	52,169	31,727
Gross profit	178,348	110,851
Operating expenses:
Sales and marketing(1) (2)	153,786	96,889
Research and development(1)	65,216	35,770
General and administrative(1) (3)	33,717	20,859
Total operating expenses	252,719	153,518
Loss from operations	(74,371)	(42,667)
Interest income	473	940
Interest expense(4)	(13,835)	(13,049)
Other income (expense), net	(589)	268
Loss before income taxes	(88,322)	(54,508)
Provision for income taxes	2,479	498
Net loss	$(90,801)	$(55,006)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$5,319	$3,266
Sales and marketing	43,464	32,654
Research and development	28,570	14,900
General and administrative	18,741	9,509
Total	$96,094	$60,329

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,056	$1,504
Sales and marketing	170	73
Total	$2,226	$1,577

(3) Includes asset impairment related to facility exit as follows:	$—	$416

(4) Includes amortization of debt discount and issuance costs as follows:	$13,476	$12,690

	Three Months Ended October 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	23	22
Gross margin	77	78
Operating expenses
Sales and marketing	67	68
Research and development	28	25
General and administrative	14	15
Total operating expenses	109	108
Operating margin	(32)	(30)
Interest income	—	1
Interest expense	(6)	(9)
Other income (expense), net	—	—
Loss before income taxes	(38)	(38)
Provision for income taxes	1	1
Net loss	(39)%	(39)%

Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Revenue	$230,517	$142,578	$87,939	62%

Revenue increased by $87.9 million, or 62%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $50.7 million in additional revenue. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 23% from October 31, 2020 to October 31, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Cost of revenue	$52,169	$31,727	$20,442	64%
Gross margin	77%	78%
Cost of revenue increased by $20.4 million, or 64%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $9.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $8.7 million, inclusive of an increase of $2.0 million in stock-based compensation expense, driven primarily by a 60% increase in headcount in our customer support and cloud operations organizations from October 31, 2020 to October 31, 2021. The remainder of the increase was primarily attributable to $1.1 million in additional hardware costs incurred in the three months ended October 31, 2021.
Gross margin decreased from 78% to 77% for the three months ended October 31, 2020 compared to the three months ended October 31, 2021. The decline in gross margin is primarily due to the additional hardware costs incurred in the three months ended October 31, 2021.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Sales and marketing expenses	$153,786	$96,889	$56,897	59%
Sales and marketing expenses increased by $56.9 million, or 59%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase was primarily due to a 58% increase in headcount from October 31, 2020 to October 31, 2021, resulting in an increase of $45.2 million in employee-related expenses, inclusive of an increase of $9.4 million in stock-based compensation expense and an increase of $6.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.0 million for marketing and advertising expenses, $2.6 million for facility and IT services and $2.3 million for travel expenses.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Research and development expenses	$65,216	$35,770	$29,446	82%
Research and development expenses increased by $29.4 million, or 82%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $28.3 million in employee-related expenses, inclusive of an increase of $13.1 million in stock-based compensation expense, driven by a 59% increase in headcount from October 31, 2020 to October 31, 2021. The remainder of the increase was primarily attributable to increased expenses of $2.1 million in facility, software and equipment related expenses to support the expansion of our research and development organization . This increase was partially offset by higher capitalized internal-use software development costs of $1.1 million to support the enhancement of our cloud platform.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
General and administrative expenses	$33,717	$20,859	$12,858	62%
General and administrative expenses increased by $12.9 million, or 62%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The overall increase was primarily due to an increase of $13.5 million in employee-related expenses, inclusive of an increase of $8.2 million in stock-based compensation expense, driven in part by a 51% increase in headcount from October 31, 2020 to October 31, 2021. This increase was partially offset by a decrease in miscellaneous operating expenses of $1.0 million.
Interest Income

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Interest income	$473	$940	$(467)	(50)%
Interest income decreased by $0.5 million for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.

Interest Expense

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Interest expense	$13,835	$13,049	$786	6%
Interest expense increased by $0.8 million for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, as a result of the higher amortization of debt discount related to our Notes. For further information on the Notes, refer to Note 8, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Other income (expense), net	$(589)	$268	$(857)	(320)%
Other income (expense), net decreased by $0.9 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(in thousands)
Provision for income taxes	$2,479	$498	$1,981	398%
Our provision for income taxes increased by $2.0 million for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in the provision for income taxes was primarily related to income and withholding taxes in the foreign jurisdictions in which we conduct business.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income or loss, the mix of jurisdictions to which such income relates, changes in how we do business and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.

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
Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,584.6 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $692.4 million as of October 31, 2021. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, we had deferred revenue of $647.8 million, of which $584.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$93,271	$53,532
Net cash used in investing activities	$(67)	$(97,886)
Net cash provided by financing activities	$2,594	$4,519
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2021 was $93.3 million, which resulted from a net loss of $90.8 million, adjusted for non-cash charges of $138.0 million and net cash inflows of $46.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $89.9 million for stock-based compensation expense, $14.9 million for amortization of deferred contract acquisition costs, $13.5 million for amortization of debt discount and issuance costs, $9.0 million for depreciation and amortization expense, $6.0 million for non-cash operating lease costs, $2.7 million for amortization of investment premiums, net of accretion of purchase discounts and $2.2 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of $84.9 million in accounts receivable, primarily due to timing of billings and collections, and an increase of $17.4 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts. Net cash inflows were partially offset by cash outflows resulting from an increase of $24.0 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers, and expansion of our existing customer subscriptions, an decrease of $21.0 million in accrued compensation, a decrease of $5.9 million in operating lease liabilities, an increase of $4.1 million in prepaid expenses, other current and noncurrent assets and a decrease of $1.1 million in accounts payable.
Net cash provided by operating activities during the three months ended October 31, 2020 was $53.5 million, which resulted from a net loss of $55.0 million, adjusted for non-cash charges of $93.3 million and net cash inflows of $15.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $57.2 million for stock-based compensation expense, $12.7 million for amortization of debt discount and issuance costs, $8.7 million for amortization of deferred contract acquisition costs, $6.1 million for depreciation and amortization expense, $4.5 million for non-cash operating lease costs, $2.6 million for amortization of investment premiums, net of accretion of purchase discounts and $1.6 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $41.6 million in accounts receivable primarily due to timing of billings and collections, a decrease of $7.9 million in prepaid expenses, other current and noncurrent assets and an increase of $2.1 million in deferred revenue from advanced invoicing in accordance with our subscription contracts. Net cash inflows were partially offset by cash outflows resulting from an increase of $18.0 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a decrease of $12.3 million in accrued compensation, a decrease of $4.8 million in operating lease liabilities, primarily due to lease payments, and a decrease of $1.2 million in accrued expenses, other current and noncurrent liabilities.

Investing Activities
Net cash used in investing activities during the three months ended October 31, 2021 of $0.1 million was primarily attributable to the purchases of short-term investments of $312.8 million and capital expenditures of $9.9 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturity of short-term investments of $322.7 million.
Net cash used in investing activities during the three months ended October 31, 2020 of $97.9 million was primarily attributable to the purchase of short-term investments of $174.7 million and capital expenditures of $11.3 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturity of short-term investments of $76.6 million and sales of short-term investments of $11.5 million.
Financing Activities
Net cash provided by financing activities of $2.6 million during the three months ended October 31, 2021 was primarily attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $4.5 million during the three months ended October 31, 2020 was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K other than our non-cancelable purchase arrangements.
Non-cancelable purchase arrangements increased to $84.2 million as of October 31, 2021, compared to $58.3 million as of July 31, 2021. The increase of $25.9 million was primarily attributable to the placement of purchase orders for hardware equipment to support the growth and expansion of our cloud platform, as we respond to current delivery lead times. Payments for orders of hardware equipment are primarily due within the next 12 months.
Off-Balance Sheet Arrangements
As of October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of October 31, 2021, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.8 million with a bank, which serve as security under certain real estate leases.
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

Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included in our Fiscal 2021 Form 10-K. There have been no significant changes to these policies for the three months ended October 31, 2021.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2021 Form 10-K.
Interest Rate Risk
As of October 31, 2021, we had cash, cash equivalents and short-term investments totaling $1,584.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2021, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by $7.5 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 8, Convertible Senior Notes, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the condensed consolidated financial statements for three months ended October 31, 2021 and 2020.
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

During the three months ended October 31, 2021, we began to use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange contracts typically have maturities of approximately one to four months and are non-designated derivative instruments.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines in some geographies, COVID-19 continues to spread throughout the United States and globally, particularly in India and other regions where we have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. Therefore, the duration, severity of its effects and ultimate impact to the world’s population and the global economy are unknown. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments put in place travel restrictions, quarantines, shelter-in-place orders, vaccine mandates and other government orders and restrictions. These restrictions and orders resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could adversely impact our operations, as well as the operations of our customers, partners and vendors. In response to these government actions and mandates, we have modified and may continue to modify our business practices, including, among others, directing all employees to work from home, restricting employee travel, transitioning our employee onboarding and training to remote or online programs, holding virtual sales calls and meetings, and cancelling physical participation in events and conferences. Although there has been an easing of restrictions in certain jurisdictions, some or all of those restrictions have been and could be reinstated in the future to manage a resurgence or new outbreak of the COVID-19 pandemic, including in connection with new variants and mutations of the virus. These new variants and mutations and the logistics of vaccine distribution may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. There is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the pandemic.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $262.0 million, $115.1 million and $28.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of October 31, 2021, we had an accumulated deficit of $692.4 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
In addition, the techniques used by computer hackers to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, if a high profile security breach or incident occurs with respect to another cloud services provider, our customers and potential customers may lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, companies are subject to a wide variety of attacks on their networks and systems, including traditional computer hackers, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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

If our global network of data centers which deliver our services was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 34% of our revenue for fiscal 2021, 40% of our revenue for fiscal 2020 and 42% of our revenue for fiscal 2019 and 31% and 36% of our revenue for the three months ended October 31, 2021 and 2020, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. In addition, our channel partners' operations may be negatively impacted by the effects that the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, by third parties, including disgruntled employees or contractors and other current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Companies are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and systems.
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
Further, our vendors and service providers may also be the targets of cyberattacks, and their systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals.

Any real or perceived security breaches or other security incidents that we suffer with regard to our platform, systems, networks or data, including any such actual or perceived security breaches or security incidents that result, or are believed to result, in actual or perceived breaches of our customers’ networks or systems, could result in:
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection and cybersecurity, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the European Union or the EU implemented the General Data Protection Regulation or GDPR, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act or CCPA, which seeks to provide California consumers with privacy rights and protections regarding their personal information, and the California Privacy Rights Act, which amends and expands the CCPA. Other states have enacted or proposed similar legislation. Further, China and Russia, countries in which we offer our solutions, have enacted legislation regulating certain technologies and with respect to data processing , and it is not clear how broadly such legislation will be applied in relation to our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning data protection, information security, and telecommunications services in the United States, EU, and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Further, existing privacy laws, regulations and industry standards are being interpreted or invalidated by courts and regulators in ways that could impact our business. For example, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks which provided a safe harbor for the cross-border transfer of certain personal data have been invalidated. In addition. the exit of the United Kingdom, or the UK, from the EU, commonly referred to as Brexit, has created additional uncertainty with regard to data protection regulation in the UK generally and specifically to transfers of personal data to and from the UK. The European Commission has announced a decision of “adequacy” concluding that the UK’s data protection regime, which includes legislation substantially similar to the GDPR and provides for substantial penalties for noncompliance, ensures an equivalent level of data protection to the GDPR. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. As a result of these or other developments, we may need to implement different or additional measures , including contractual and technical safeguards and other measures, to establish or maintain legitimate means for the transfer and receipt of personal data from the EU, the UK or Switzerland to other jurisdictions. This may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. More generally, addressing new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% and 51% of our revenue from our international customers in fiscal 2021 and fiscal 2020, respectively. As of July 31, 2021, approximately 54% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•requirements to comply with foreign privacy, data protection, cybersecurity and information security laws and regulations and the risks and costs of noncompliance;
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
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future to fund our operating expenses, make capital purchases and acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. In addition, the actions taken by federal, state, local, and foreign governments in response to the COVID-19 pandemic have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in capital markets. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.
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
As of October 31, 2021, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 41.1% of our common stock outstanding with Jay Chaudhry, our president, chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.2% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•actual or perceived privacy, data protection, or security incidents or breaches;
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
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the three months ended October 31, 2021, holders of the Notes are entitled to convert their Notes in whole or in part, at any time from November 1, 2021 through January 31, 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in the condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes is accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in the condensed consolidated statement of operations. Accordingly, we report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
In August 2020, the Financial Accounting Standard Board issued Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liability and equity. This new standard affects entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. Among the main amendments, this standard eliminates the treasury stock method for convertible instruments (such as the Notes) and instead requires the application of the “if-converted” method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the Notes were converted into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, the if-converted method is typically more dilutive than the treasury stock method and, therefore, our diluted earnings per share may be adversely affected. This new standard is effective for us beginning August 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. We are currently evaluating the potential impact of this standard on the condensed consolidated financial statements.
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

General Risks
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, terrorism, and security breaches or incidents.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, at one of our other facilities or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner. In addition, natural disasters, acts of terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the condensed consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

Zscaler, Inc.

December 8, 2021	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer