Form 10-Q
period 2022-01-31
Zscaler, Inc.
filed 2022-03-09
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2022, the number of shares of registrant’s common stock outstanding was 141,085,336.

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$409,819	$275,898
Short-term investments	1,211,390	1,226,654
Accounts receivable, net	269,449	257,109
Deferred contract acquisition costs	69,025	57,373
Prepaid expenses and other current assets	29,482	31,269
Total current assets	1,989,165	1,848,303
Property and equipment, net	121,195	108,576
Operating lease right-of-use assets	42,837	44,339
Deferred contract acquisition costs, noncurrent	165,480	149,657
Acquired intangible assets, net	29,272	32,129
Goodwill	59,823	58,977
Other noncurrent assets	14,249	15,650
Total assets	$2,422,021	$2,257,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,499	$12,547
Accrued expenses and other current liabilities	31,096	22,908
Accrued compensation	83,863	93,622
Deferred revenue	687,919	571,286
Operating lease liabilities	19,665	19,842
Total current liabilities	836,042	720,205
Convertible senior notes, net	940,692	913,538
Deferred revenue, noncurrent	72,012	59,315
Operating lease liabilities, noncurrent	29,280	31,225
Other noncurrent liabilities	4,628	4,453
Total liabilities	1,882,654	1,728,736
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2022 and July 31, 2021; 141,063 and 138,662 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	141	139
Additional paid-in capital	1,341,346	1,131,006
Accumulated other comprehensive loss	(9,299)	(650)
Accumulated deficit	(792,821)	(601,600)
Total stockholders’ equity	539,367	528,895
Total liabilities and stockholders’ equity	$2,422,021	$2,257,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenue	$255,563	$157,044	$486,080	$299,622
Cost of revenue	57,783	34,135	109,952	65,862
Gross profit	197,780	122,909	376,128	233,760
Operating expenses:
Sales and marketing	175,073	110,403	328,859	207,292
Research and development	69,195	41,751	134,411	77,521
General and administrative	37,444	24,653	71,161	45,512
Total operating expenses	281,712	176,807	534,431	330,325
Loss from operations	(83,932)	(53,898)	(158,303)	(96,565)
Interest income	557	755	1,030	1,695
Interest expense	(14,040)	(13,245)	(27,875)	(26,294)
Other income (expense), net	(844)	518	(1,433)	786
Loss before income taxes	(98,259)	(65,870)	(186,581)	(120,378)
Provision for income taxes	2,161	1,671	4,640	2,169
Net loss	$(100,420)	$(67,541)	$(191,221)	$(122,547)
Net loss per share, basic and diluted	$(0.71)	$(0.50)	$(1.37)	$(0.91)
Weighted-average shares used in computing net loss per share, basic and diluted	140,515	135,024	139,901	134,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(100,420)	$(67,541)	$(191,221)	$(122,547)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(4,247)	388	(5,411)	(342)
Cash flow hedging instruments:
Change in net unrealized gains and (losses)	(3,164)	423	(4,469)	423
Net realized losses (gains) reclassified into net loss	876	(72)	1,231	(72)
Net change on cash flow hedges	(2,288)	351	(3,238)	351
Other comprehensive loss	(6,535)	739	(8,649)	9
Comprehensive loss	$(106,955)	$(66,802)	$(199,870)	$(122,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2021	140,032	$140	$1,225,224	$(2,764)	$(692,401)	$530,199
Issuance of common stock upon exercise of stock options	277	—	2,227	—	—	2,227
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	645	1	1,702	—	—	1,703
Stock-based compensation	—	—	100,684	—	—	100,684
Other comprehensive loss	—	—	—	(6,535)	—	(6,535)
Net loss	—	—	—	—	(100,420)	(100,420)
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
Stockholders' equity activity for the three months ended January 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2020	134,163	$134	$886,815	$(267)	$(394,577)	$492,105
Issuance of common stock upon exercise of stock options	809	1	6,725	—	—	6,726
Issuance of common stock under the employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	755	1	(1)	—	—	—
Vesting of early exercised common stock options	—	—	23	—	—	23
Stock-based compensation	—	—	62,089	—	—	62,089
Other comprehensive income	—	—	—	739	—	739
Net loss	—	—	—	—	(67,541)	(67,541)
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	664	—	4,871	—	—	4,871
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	1,628	2	1,701	—	—	1,703
Stock-based compensation	—	—	192,259	—	—	192,259
Other comprehensive loss	—	—	—	(8,649)	—	(8,649)
Net loss	—	—	—	—	(191,221)	(191,221)
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
Stockholders' equity activity for the six months ended January 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	1,499	2	11,243	—	—	11,245
Issuance of common stock under the employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	1,411	1	(1)	—	—	—
Vesting of early exercised common stock options	—	—	93	—	—	93
Stock-based compensation	—	—	120,512	—	—	120,512
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(122,547)	(122,547)
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(191,221)	$(122,547)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	19,005	13,327
Amortization expense of acquired intangible assets	4,457	3,153
Amortization of deferred contract acquisition costs	31,038	18,123
Amortization of debt discount and issuance costs	27,156	25,572
Non-cash operating lease costs	12,411	9,500
Stock-based compensation expense	188,891	118,565
Amortization of investment premiums, net of accretion of purchase discounts	4,662	5,446
Deferred income taxes	(659)	(981)
Impairment of assets	—	416
Other	295	59
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(12,622)	(24,681)
Deferred contract acquisition costs	(58,513)	(43,154)
Prepaid expenses, other current and noncurrent assets	4,903	6,722
Accounts payable	(103)	4,627
Accrued expenses, other current and noncurrent liabilities	5,029	1,733
Accrued compensation	(9,759)	(1,583)
Deferred revenue	129,594	78,884
Operating lease liabilities	(13,031)	(9,245)
Net cash provided by operating activities	141,533	83,936
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(20,442)	(19,403)
Capitalized internal-use software	(8,275)	(4,272)
Payments for business acquisitions, net of cash acquired	(380)	—
Purchases of short-term investments	(624,254)	(419,638)
Proceeds from maturities of short-term investments	629,411	283,815
Proceeds from sale of short-term investments	—	11,500
Net cash used in investing activities	(23,940)	(147,998)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	4,871	11,245
Proceeds from issuance of common stock under the employee stock purchase plan	11,509	8,563
Payment of deferred consideration related to business acquisitions	(50)	(2,250)
Other	(2)	—
Net cash provided by financing activities	16,328	17,558
Net increase (decrease) in cash and cash equivalents(1)	133,921	(46,504)
Cash and cash equivalents at beginning of period(1)	275,898	141,851
Cash and cash equivalents at end of period(1)	$409,819	$95,347
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$3,777	$2,479
Cash paid for interest expense	$719	$743
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$10,087	$18,652
Net change in purchased equipment included in accounts payable and accrued expenses	$513	$3,037

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2021 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2022, the condensed consolidated statements of operations for the three and six months ended January 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended January 31, 2022 and 2021 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2022 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2022 or for any other future fiscal year or interim period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of convertible senior notes, valuation of strategic investments and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended January 31, 2022.
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

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for the three and six months ended January 31, 2022 and 2021, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$125,419	49%	$77,541	49%	$238,832	49%	$147,700	49%
Europe, Middle East and Africa	88,174	35%	59,442	38%	168,723	35%	114,647	38%
Asia Pacific	36,029	14%	16,697	11%	67,080	14%	30,977	11%
Other	5,941	2%	3,364	2%	11,445	2%	6,298	2%
Total	$255,563	100%	$157,044	100%	$486,080	100%	$299,622	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$238,947	93%	$147,341	94%	$454,550	94%	$280,781	94%
Direct customers	16,616	7%	9,703	6%	31,530	6%	18,841	6%
Total	$255,563	100%	$157,044	100%	$486,080	100%	$299,622	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of January 31, 2022 and July 31, 2021 was $759.9 million and $630.6 million, respectively. In the six months ended January 31, 2022 and 2021, we recognized revenue of $378.6 million and $228.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,948.9 million. We expect to recognize 50% of the transaction price over the next 12 months and 97% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.

The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$216,103	$119,279	$207,030	$109,915
Capitalization of contract acquisition costs	34,528	25,112	58,513	43,154
Amortization of deferred contract acquisition costs	(16,126)	(9,445)	(31,038)	(18,123)
Ending balance	$234,505	$134,946	$234,505	$134,946
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	January 31, 2022	July 31, 2021

	(in thousands)
Deferred contract acquisition costs, current	$69,025	$57,373
Deferred contract acquisition costs, noncurrent	165,480	149,657
Total	$234,505	$207,030
Sales commissions accrued but not paid as of January 31, 2022 and July 31, 2021, totaled $20.6 million and $46.7 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$279,698	$—	$—	$279,698
U.S. treasury securities	22,499	—	(4)	22,495
Corporate debt securities	5,000	—	—	5,000
Total	$307,197	$—	$(4)	$307,193

Short-term investments:
U.S. treasury securities	$397,461	$5	$(215)	$397,251
U.S. government agency securities	435,453	—	(2,825)	432,628
Corporate debt securities	383,791	3	(2,283)	381,511
Total	$1,216,705	$8	$(5,323)	$1,211,390

Total cash equivalents and short-term investments	$1,523,902	$8	$(5,327)	$1,518,583
Cash equivalents and short-term investments consisted of the following as of July 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$167,337	$—	$—	$167,337
U.S. government agency securities	10,999	—	—	10,999
Total	$178,336	$—	$—	$178,336

Short-term investments:
U.S. treasury securities	$387,428	$9	$(17)	$387,420
U.S. government agency securities	511,622	144	(34)	511,732
Corporate debt securities	327,512	102	(112)	327,502
Total	$1,226,562	$255	$(163)	$1,226,654

Total cash equivalents and short-term investments	$1,404,898	$255	$(163)	$1,404,990

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2022:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$861,066	$860,067
Due between one to three years	355,639	351,323
Total	$1,216,705	$1,211,390
Short-term investments that were in an unrealized loss position as of January 31, 2022, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$305,120	$(215)	$—	$—	$305,120	$(215)
U.S. government agency securities	354,525	(2,218)	66,101	(607)	420,626	(2,825)
Corporate debt securities	273,345	(2,034)	26,910	(249)	300,255	(2,283)
Total	$932,990	$(4,467)	$93,011	$(856)	$1,026,001	$(5,323)
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2021, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$306,908	$(17)	$—	$—	$306,908	$(17)
U.S. government agency securities	104,782	(34)	—	—	104,782	(34)
Corporate debt securities	157,208	(112)	—	—	157,208	(112)
Total	$568,898	$(163)	$—	$—	$568,898	$(163)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below the amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2022 and July 31, 2021.
We recorded $2.4 million and $3.9 million of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021, respectively.

Strategic Investments
The carrying amount of our strategic investments, which consist of non-marketable investments, was $5.1 million as of January 31, 2022 and July 31, 2021, which are included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of January 31, 2022:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$279,698	$279,698	$—	$—
U.S. treasury securities	22,495	—	22,495	—
Corporate debt securities	5,000	—	5,000	—
Total	$307,193	$279,698	$27,495	$—

Short-term investments:
U.S. treasury securities	$397,251	$—	$397,251	$—
U.S. government agency securities	432,628	—	432,628	—
Corporate debt securities	381,511	—	381,511	—
Total	$1,211,390	$—	$1,211,390	$—

Total cash equivalents and short-term investments	$1,518,583	$279,698	$1,238,885	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$729	$—	$729	$—
Foreign currency contract assets-noncurrent (2)	$78	$—	$78	$—
Foreign currency contracts liabilities-current (3)	$4,067	$—	$4,067	$—
Foreign currency contracts liabilities-noncurrent (4)	$160	$—	$160	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$132	$—	$132	$—
Foreign currency contracts liabilities-current (3)	$956	$—	$956	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2022 and July 31, 2021.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	January 31, 2022	July 31, 2021

	(in thousands)
Hosting equipment	$148,494	$130,981
Computers and equipment	6,439	5,599
Purchased software	1,311	1,311
Capitalized internal-use software	53,054	39,542
Furniture and fixtures	1,020	1,021
Leasehold improvements	7,339	7,339
Total property and equipment, gross	217,657	185,793
Less: Accumulated depreciation and amortization	(96,462)	(77,217)
Total property and equipment, net	$121,195	$108,576
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of January 31, 2022, the historical cost and accumulated amortization was $3.0 million and $0.6 million, respectively. As of July 31, 2021, the historical cost and accumulated amortization was $3.0 million and $0.4 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
For the three months ended January 31, 2022 and 2021, we recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $10.0 million and $7.2 million, respectively. For the six months ended January 31, 2022 and 2021, we recognized depreciation and amortization expense on these assets of $19.0 million and $13.3 million, respectively.
Note 6. Derivative Instruments
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and six months ended January 31, 2022 and 2021.
During the three months ended October 31, 2021, we began to use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with changes recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and six months ended January 31, 2022 and 2021.
As of January 31, 2022 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $191.8 million and $118.9 million, respectively, for designated foreign currency forward contracts and $58.3 million and $28.2 million, respectively, for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 18 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of January 31, 2022 and July 31, 2021.
During the three and six months ended January 31, 2022 and 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in accumulated other comprehensive income (loss) ("AOCI") and the gains and losses reclassified into the condensed consolidated statement of operations were not material. During the three and six months ended January 31, 2022 and 2021, changes in the fair value of our non-designated derivative instruments recorded in other income (expense), net within the condensed consolidated statements of operations were not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2022 and July 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Note 7. Business Combinations
During the three months ended January 31, 2022, we completed a business acquisition for a total purchase price consideration of $2.1 million, consisting of $0.4 million paid in cash at closing and the issuance of shares of our common stock with an aggregate fair value of $1.7 million at closing. Additionally, certain former employees of the acquired company who became our employees are entitled to receive additional consideration in the form of shares of our common stock subject to future employment services. These awards will be recognized as stock-based compensation expense during the post-combination period. Based on the valuation of the acquired intangible assets, the purchase price allocation resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology will be amortized over its economic useful life of five years. Goodwill is not expected to be deductible for income tax purposes. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of January 31, 2022, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to the establishment of the deferred tax liability in the condensed consolidated statement of operations for the three and six months ended January 31, 2022.

Note 8. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2021	$58,977
Goodwill acquired	846
Balance as of January 31, 2022	$59,823
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
Acquired intangible assets subject to amortization consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2021	Additions	January 31, 2022	July 31, 2021	Amortization Expense	January 31, 2022	July 31, 2021	January 31, 2022

	(in thousands)
Developed technology	$39,656	$1,600	$41,256	$(10,674)	$(4,101)	$(14,775)	$28,982	$26,481
Customer relationships	3,560	—	3,560	(413)	(356)	(769)	3,147	2,791
Total	$43,216	$1,600	$44,816	$(11,087)	$(4,457)	$(15,544)	$32,129	$29,272
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2022 was $2.2 million and $4.5 million, respectively. Amortization expense of acquired intangible assets for the three and six months ended January 31, 2021 was $1.6 million and $3.2 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following:

January 31, 2022

Year ending July 31,	(in thousands)
2022 (remaining six months)	$4,434
2023	8,501
2024	7,061
2025	6,358
2026	2,812
Thereafter	106
Total	$29,272

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
During the three months ended January 31, 2022, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on January 31, 2022. Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2022 through April 29, 2022 (the last trading day of the fiscal quarter). Whether the Notes will be convertible following such periods will depend on the continued satisfaction of this condition or another conversion condition in the future. Conversion notices received through January 31, 2022 have not been material.
The net carrying amount of the liability component of the Notes consisted of the following:

	January 31, 2022	July 31, 2021

	(in thousands)
Principal amount	$1,149,998	$1,150,000
Less:
Unamortized debt discount	198,741	224,527
Unamortized debt issuance costs	10,565	11,935
Net carrying amount	$940,692	$913,538
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Contractual interest expense	$359	$363	$719	$722
Amortization of debt discount	12,990	12,232	25,785	24,281
Amortization of debt issuance costs	691	650	1,371	1,291
Total	$14,040	$13,245	$27,875	$26,294
The total fair value of the Notes was $2,054.5 million and $1,931.7 million as of January 31, 2022 and July 31, 2021, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of January 31, 2022 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and six months ended January 31, 2022 and 2021, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2021 Form 10-K for further information on the Capped Calls.
Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the six months ended January 31, 2022, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2021 Form 10-K.
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

Stock Options
The stock option activity consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2021	2,597	$10.37	3.2	$585,829
Exercised	(664)	7.34		182,621
Canceled, forfeited or expired	(12)	10.81
Balance as of January 31, 2022	1,921	$11.41	3.0	$472,007
Exercisable and expected to vest as of July 31, 2021	1,777	$8.53	2.9	$404,151
Exercisable and expected to vest as of January 31, 2022	1,545	$9.93	2.8	$381,796
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2022 and 2021 was $182.6 million and $236.0 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2021	7,763	$100.84	$1,831,376
Granted	1,698	268.10
Vested	(1,595)	95.94	457,341
Canceled or forfeited	(304)	110.87
Balance as of January 31, 2022	7,562	$139.04	$1,944,177
As of January 31, 2022, there were 0.1 million outstanding PSAs for which the performance metrics have not been defined as of such date. As a result, such awards are not considered granted for accounting purposes as of January 31, 2022 and accordingly, they have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the three months ended January 31, 2022, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $105.88 per share, resulting in total cash proceeds of $11.5 million. ESPP employee payroll contributions accrued as of January 31, 2022 and July 31, 2021 were $7.6 million and $5.2 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31,
	2022	2021

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	44.1% - 57.4%	61.1% - 67.4%
Risk-free interest rate	0.1% - 0.7%	0.1%
Dividend yield	0.0%	0.0%
Deferred Merger Consideration
In connection with a business acquisition completed during the three months ended January 31, 2022, certain former employees of the acquired company who became our employees are entitled to receive deferred merger consideration payable in shares of our common stock with an aggregate fair value of $2.6 million as of the closing date of the acquisition. These awards are subject to future employment services and will be recognized as stock-based compensation expense over the requisite service period within research and development expenses in the condensed consolidated statements of operations.
Stock-based Compensation Expense
The components of stock-based compensation expense, net of amounts capitalized in the development of software for internal-use, recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$5,481	$3,092	$10,467	$6,101
Sales and marketing	44,586	30,081	85,307	61,401
Research and development	28,626	16,363	55,885	30,485
General and administrative	20,295	11,844	37,232	20,578
Total	$98,988	$61,380	$188,891	$118,565
During the three months ended January 31, 2022 and 2021, we capitalized stock-based compensation associated with the development of software for internal-use of $2.7 million and $1.1 million, respectively. During the six months ended January 31, 2022 and 2021, the amount capitalized was $5.2 million and $2.5 million, respectively. Capitalized stock-based compensation is amortized on a straight-line basis over the estimated useful life of the underlying capitalized software application, typically three years. Amortization expense is recorded primarily within cost of revenue in the condensed consolidated statement of operations.
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

We recorded a provision for income taxes of $2.2 million and $1.7 million for the three months ended January 31, 2022 and 2021, respectively, and $4.6 million and $2.2 million for the six months ended January 31, 2022 and 2021, respectively. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate. Our provision for income taxes consists primarily of both income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by a tax benefit of $0.4 million for the partial release of our U.S. valuation allowance related to a business acquisition completed during the three months ended January 31, 2022.
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

Note 13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(100,420)	$(67,541)	$(191,221)	$(122,547)
Weighted-average shares used in computing net loss per share, basic and diluted	140,515	135,024	139,901	134,238
Net loss per share, basic and diluted	$(0.71)	$(0.50)	$(1.37)	$(0.91)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
The following table summarizes the potentially dilutive securities outstanding as of January 31, 2022 and 2021 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	January 31,
	2022	2021

	(in thousands)
Unvested RSUs and shares of common stock	6,843	7,609
Stock options	1,921	3,632
Unvested PSAs (1)	835	629
Share purchase rights under the ESPP	798	493
Convertible senior notes (2)	7,626	7,626
Total	18,023	19,989
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2022 and 2021, as they are not considered outstanding for accounting purposes. Refer to Note 11, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of January 31, 2022 would have been convertible into approximately 7.6 million shares of our common stock, as reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through January 31, 2022 have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2021 (the "Fiscal 2021 Form 10-K"), filed with the SEC on September 16, 2021. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2021 is referred to as fiscal 2021 and our fiscal year ending July 31, 2022 is referred to as fiscal 2022.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For six months ended January 31, 2022 and 2021, our revenue was $486.1 million and $299.6 million, respectively. We have incurred net losses in all periods since our inception. For the six months ended January 31, 2022 and 2021, our net loss was $191.2 million and $122.5 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended January 31, 2022 and 2021, the dollar-based net retention rate was above 125%.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Gross profit	$197,780	$122,909	$376,128	$233,760
Add:
Stock-based compensation expense and related payroll taxes	5,766	3,308	11,085	6,574
Amortization expense of acquired intangible assets	2,000	1,503	4,056	3,007
Non-GAAP gross profit	$205,546	$127,720	$391,269	$243,341
Gross margin	77%	78%	77%	78%
Non-GAAP gross margin	80%	81%	80%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as U.S. GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets and asset impairment related to facility exit. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Loss from operations	$(83,932)	$(53,898)	$(158,303)	$(96,565)
Add:
Stock-based compensation expense and related payroll taxes	104,045	67,113	200,139	127,442
Amortization expense of acquired intangible assets	2,231	1,576	4,457	3,153
Asset impairment related to facility exit (1)	—	—	—	416
Non-GAAP income from operations	$22,344	$14,791	$46,293	$34,446
Operating margin	(33)%	(34)%	(33)%	(32)%
Non-GAAP operating margin	9%	9%	10%	11%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of January 31, 2022, the accrued employee payroll contributions to our ESPP was $7.6 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2022.

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$48,262	$30,404	$141,533	$83,936
Less:
Purchases of property, equipment and other assets	(13,988)	(10,499)	(20,442)	(19,403)
Capitalized internal-use software	(4,825)	(1,871)	(8,275)	(4,272)
Free cash flow	$29,449	$18,034	$112,816	$60,261
As a percentage of revenue:
Net cash provided by operating activities	19%	19%	29%	28%
Less:
Purchases of property, equipment and other assets	(5)%	(7)%	(4)%	(7)%
Capitalized internal-use software	(2)%	(1)%	(2)%	(1)%
Free cash flow margin	12%	11%	23%	20%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $135.7 million, or 59%, for the three months ended January 31, 2022 over the three months ended January 31, 2021 and $238.7 million, or 63%, for the six months ended January 31, 2022 over the six months ended January 31, 2021. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Revenue	$255,563	$157,044	$486,080	$299,622
Add: Total deferred revenue, end of period	759,931	446,817	759,931	446,817
Less: Total deferred revenue, beginning of period	(647,816)	(371,900)	(630,601)	(369,767)
Calculated billings	$367,678	$231,961	$615,410	$376,672

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for the three and six months ended January 31, 2022 and 2021, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses, and other related expenses necessary to operate as a public company, and due to any potential legal matters and related accruals that may arise, as further described in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to our Notes issued in June 2020. See Note 9, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses and changes in fair value of our non-designated derivative instruments.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation expense deduction and partial release of our U.S. valuation allowance related to the business acquisition. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$255,563	$157,044	$486,080	$299,622
Cost of revenue(1) (2)	57,783	34,135	109,952	65,862
Gross profit	197,780	122,909	376,128	233,760
Operating expenses:
Sales and marketing(1) (2)	175,073	110,403	328,859	207,292
Research and development(1) (2)	69,195	41,751	134,411	77,521
General and administrative(1) (3)	37,444	24,653	71,161	45,512
Total operating expenses	281,712	176,807	534,431	330,325
Loss from operations	(83,932)	(53,898)	(158,303)	(96,565)
Interest income	557	755	1,030	1,695
Interest expense(4)	(14,040)	(13,245)	(27,875)	(26,294)
Other income (expense), net	(844)	518	(1,433)	786
Loss before income taxes	(98,259)	(65,870)	(186,581)	(120,378)
Provision for income taxes	2,161	1,671	4,640	2,169
Net loss	$(100,420)	$(67,541)	$(191,221)	$(122,547)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$5,766	$3,308	$11,085	$6,574
Sales and marketing	47,666	33,864	91,130	66,518
Research and development	30,000	17,747	58,570	32,647
General and administrative	20,613	12,194	39,354	21,703
Total	$104,045	$67,113	$200,139	$127,442

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,000	$1,503	$4,056	$3,007
Sales and marketing	178	73	348	146
Research and development	53	—	53	—
Total	$2,231	$1,576	$4,457	$3,153

(3) Includes asset impairment related to facility exit as follows:	$—	$—	$—	$416

(4) Includes amortization of debt discount and issuance costs as follows:	$13,680	$12,882	$27,156	$25,572

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	23	22
Gross margin	77	78	77	78
Operating expenses
Sales and marketing	68	70	68	69
Research and development	27	26	28	26
General and administrative	15	16	14	15
Total operating expenses	110	112	110	110
Operating margin	(33)	(34)	(33)	(32)
Interest income	—	—	1	1
Interest expense	(5)	(8)	(6)	(9)
Other income (expense), net	—	—	—	—
Loss before income taxes	(38)	(42)	(38)	(40)
Provision for income taxes	1	1	1	1
Net loss	(39)%	(43)%	(39)%	(41)%

Comparison of the Three Months Ended January 31, 2022 and 2021
Revenue

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$255,563	$157,044	$98,519	63%

Revenue increased by $98.5 million, or 63%, for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $58.2 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 23% from January 31, 2021 to January 31, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$57,783	$34,135	$23,648	69%
Gross margin	77%	78%
Cost of revenue increased by $23.6 million, or 69%, for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $11.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $10.0 million, inclusive of an increase of $2.4 million in stock-based compensation expense, driven primarily by a 82% increase in headcount in our customer support and cloud operations organizations from January 31, 2021 to January 31, 2022. The remainder of the increase was primarily attributable to $1.1 million in professional services.
Gross margin decreased from 78% to 77% for the three months ended January 31, 2021 compared to the three months ended January 31, 2022. The decline in gross margin was primarily due to an increase in employee-related expenses, including stock-based compensation expense as a result of an increase in headcount.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing expenses	$175,073	$110,403	$64,670	59%
Sales and marketing expenses increased by $64.7 million, or 59%, for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase was primarily due to a 56% increase in headcount from January 31, 2021 to January 31, 2022, resulting in an increase of $48.4 million in employee-related expenses, inclusive of an increase of $14.5 million in stock-based compensation expense and an increase of $7.8 million in sales commissions expense.

The remainder of the increase was primarily attributable to increased expenses of $5.4 million for marketing and advertising expenses, $4.4 million for facility and IT services, $2.8 million for professional services and $2.3 million for travel expenses.
Research and Development Expenses

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development expenses	$69,195	$41,751	$27,444	66%
Research and development expenses increased by $27.4 million, or 66%, for the three months ended January 31, 2022, compared to the three months ended January 31, 2021, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $26.6 million in employee-related expenses, inclusive of an increase of $12.3 million in stock-based compensation expense, driven by a 63% increase in headcount from January 31, 2021 to January 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $2.2 million in facility, software and equipment related expenses to support the expansion of our research and development organization and $1.0 million for professional services. This increase was partially offset by higher capitalized internal-use software development costs of $3.0 million to support the enhancement of our cloud platform.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative expenses	$37,444	$24,653	$12,791	52%
General and administrative expenses increased by $12.8 million, or 52%, for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The overall increase was primarily due to an increase of $11.8 million in employee-related expenses, inclusive of an increase of $8.5 million in stock-based compensation expense, driven in part by a 67% increase in headcount from January 31, 2021 to January 31, 2022..
Interest Income

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$557	$755	$(198)	(26)%
Interest income decreased by $0.2 million for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.

Interest Expense

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$14,040	$13,245	$795	6%
Interest expense increased by $0.8 million for the three months ended January 31, 2022, compared to the three months ended January 31, 2021, as a result of the higher amortization of debt discount related to our Notes. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(844)	$518	$(1,362)	(263)%
Other income (expense), net decreased by $1.4 million for the three months ended January 31, 2022 compared to the three months ended January 31, 2021. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$2,161	$1,671	$490	29%
Our provision for income taxes increased by $0.5 million for the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income and withholding taxes, partially offset by a tax benefit associated with the acquisition of intangible assets from a business acquisition, which reduced our deferred tax asset and the related valuation allowance in the three months ended January 31, 2022.
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
Comparison of the Six Months Ended January 31, 2022 and 2021
Revenue

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$486,080	$299,622	$186,458	62%

Revenue increased by $186.5 million, or 62%, for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $119.1 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 23% from January 31, 2021 to January 31, 2022.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$109,952	$65,862	$44,090	67%
Gross margin	77%	78%
Cost of revenue increased by $44.1 million, or 67%, for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $21.3 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $18.7 million, inclusive of an increase of $4.4 million in stock-based compensation expense, driven primarily by a 82% increase in headcount in our customer support and cloud operations organizations from January 31, 2021 to January 31, 2022. The remainder of the increase was primarily attributable to $1.4 million for professional services and $1.3 million in additional hardware costs incurred in the six months ended January 31, 2022.
Gross margin decreased from 78% to 77% for the six months ended January 31, 2022 compared to the six months ended January 31, 2021. The decline in gross margin is primarily due to an increase in employee-related expenses, including stock-based compensation expense, as a result of an increase in headcount and the additional hardware costs incurred in the six months ended January 31, 2022.

Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing expenses	$328,859	$207,292	$121,567	59%
Sales and marketing expenses increased by $121.6 million, or 59%, for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The increase was primarily due to a 56% increase in headcount from January 31, 2021 to January 31, 2022, resulting in an increase of $93.6 million in employee-related expenses, inclusive of an increase of $23.9 million in stock-based compensation expense and an increase of $14.7 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $9.4 million for marketing and advertising expenses, $6.9 million for facility and IT services, $4.7 million for travel expenses and $4.4 million for professional services.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development expenses	$134,411	$77,521	$56,890	73%
Research and development expenses increased by $56.9 million, or 73%, for the six months ended January 31, 2022, compared to the six months ended January 31, 2021, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $54.9 million in employee-related expenses, inclusive of an increase of $25.4 million in stock-based compensation expense, driven by a 63% increase in headcount from January 31, 2021 to January 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $4.3 million in facility, software and equipment related expenses to support the expansion of our research and development organization. This increase was partially offset by higher capitalized internal-use software development costs of $4.0 million to support the enhancement of our cloud platform.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative expenses	$71,161	$45,512	$25,649	56%
General and administrative expenses increased by $25.6 million, or 56%, for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The overall increase was primarily due to an increase of $24.1 million in employee-related expenses, inclusive of an increase of $16.7 million in stock-based compensation expense, driven in part by a 67% increase in headcount from January 31, 2021 to January 31, 2022.

Interest Income

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$1,030	$1,695	$(665)	(39)%
Interest income decreased by $0.7 million for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.
Interest Expense

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(27,875)	$(26,294)	$(1,581)	6%
Interest expense increased by $1.6 million for the six months ended January 31, 2022, compared to the six months ended January 31, 2021, as a result of the higher amortization of debt discount related to our Notes. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(1,433)	$786	$(2,219)	(282)%
Other income (expense), net decreased by $2.2 million for the six months ended January 31, 2022 compared to the six months ended January 31, 2021. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Six Months Ended January 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$4,640	$2,169	$2,471	114%
Our provision for income taxes increased by $2.5 million for the six months ended January 31, 2022, compared to the six months ended January 31, 2021. The increase in the provision for income taxes was primarily due to the increase in our non-U.S. pre-tax income and withholding taxes, partially offset by a tax benefit associated with the acquisition of intangible assets from a business acquisition, which reduced our deferred tax asset and the related valuation allowance in the six months ended January 31, 2022.
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
Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,621.2 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $792.8 million as of January 31, 2022. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, we had deferred revenue of $759.9 million, of which $687.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$141,533	$83,936
Net cash used in investing activities	$(23,940)	$(147,998)
Net cash provided by financing activities	$16,328	$17,558
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2022 was $141.5 million, which resulted from a net loss of $191.2 million, adjusted for non-cash charges of $287.3 million and net cash inflows of $45.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $188.9 million for stock-based compensation expense, $31.0 million for amortization of deferred contract acquisition costs, $27.2 million for amortization of debt discount and issuance costs, $19.0 million for depreciation and amortization expense, $12.4 million for non-cash operating lease costs, $4.7 million for amortization of investment premiums, net of accretion of purchase discounts and $4.5 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $129.6 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts, an increase of $5.0 million in accrued expenses, other current and noncurrent liabilities and an decrease of $4.9 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $58.5 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers, and expansion of our existing customer subscriptions, an increase of $12.6 million in accounts receivable, primarily due to timing of billings and collections, a decrease of $13.0 million in operating lease liabilities and an decrease of $9.8 million in accrued compensation,
Net cash provided by operating activities during the six months ended January 31, 2021 was $83.9 million, which resulted from a net loss of $122.5 million, adjusted for non-cash charges of $193.2 million and net cash inflows of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $118.6 million for stock-based compensation expense, $25.6 million for amortization of debt discount and issuance costs, $18.1 million for amortization of deferred contract acquisition costs, $13.3 million for depreciation and amortization expense, $9.5 million for non-cash operating lease costs, $5.4 million for amortization of investment premiums, net of accretion of purchase discounts and $3.2 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $78.9 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, a decrease of $6.7 million in prepaid expenses, other current and noncurrent assets, an increase of $4.6 million in accounts payable and an increase of $1.7 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $43.2 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $24.7 million in accounts receivable primarily due to timing of billings and collections, a decrease of $9.2 million in operating lease liabilities and a decrease of $1.6 million in accrued compensation.
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2022 of $23.9 million was primarily attributable to the purchases of short-term investments of $624.3 million, capital expenditures of $28.7 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturity of short-term investments of $629.4 million.
Net cash used in investing activities during the six months ended January 31, 2021 of $148.0 million was primarily attributable to the purchases of short-term investments of $419.6 million and capital expenditures of $23.7 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $295.3 million.
Financing Activities
Net cash provided by financing activities of $16.3 million during the six months ended January 31, 2022 was primarily attributable to $11.5 million in proceeds from the issuance of common stock under the ESPP and $4.9 million from proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
During the six months ended January 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K other than our non-cancelable purchase arrangements.
Non-cancelable purchase arrangements increased to $95.2 million as of January 31, 2022, compared to $58.3 million as of July 31, 2021. The increase of $36.9 million was primarily attributable to the placement of purchase orders for hardware equipment to support the growth and expansion of our cloud platform, as we respond to current delivery lead times. Payments for orders of hardware equipment are primarily due within the next 12 months.
Off-Balance Sheet Arrangements
As of January 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
As of January 31, 2022, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.8 million with a bank, which serve as security under certain real estate leases.

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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2021 Form 10-K. There have been no significant changes to these policies for the six months ended January 31, 2022.
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
Interest Rate Risk
As of January 31, 2022, we had cash, cash equivalents and short-term investments totaling $1,621.2 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2022, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $7.9 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 9, Convertible Senior Notes, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the condensed consolidated financial statements for six months ended January 31, 2022 and 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•the impact of the ongoing COVID-19 pandemic remains highly uncertain and may adversely impact our business; particularly in regions where we have significant operations and personnel;
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
Risks Related to Our Business
The impact of the ongoing COVID-19 pandemic, including the resulting global economic disruptions, remains uncertain at this time, and it may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines, COVID-19 continues to spread throughout the United States and globally, particularly in regions where we and our customers have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants of COVID-19. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments put in place travel restrictions, quarantines, shelter-in-place orders, vaccine mandates and other government orders and restrictions. In response to these government actions and mandates, we and our customers have modified and may continue to modify our and their business practices. Although there has been an easing of restrictions in certain jurisdictions, some or all of those restrictions have been and could be reinstated in the future to manage a resurgence or new outbreak of the COVID-19 pandemic, including in connection with new variants of the virus.
The impact of the COVID-19 pandemic remains fluid and uncertain. We are unable to predict the impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic resulting from new variants, the impact of the various mitigation efforts, vaccine administration rates and efficacy and other factors that may not be foreseeable. The continuing impact the COVID-19 pandemic has on the global economy and the continued volatility in financial markets, could materially and adversely affect demand for our products and services as well as our results of operations and financial condition even after the pandemic is contained and global economic activity stabilizes further. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. There is no certainty that the measures we have taken will be sufficient to mitigate the continued risks posed by the pandemic. Moreover, the volatility in financial and other capital markets may adversely impact our stock price without regard to the performance of our business.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $262.0 million, $115.1 million and $28.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of January 31, 2022, we had an accumulated deficit of $792.8 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new and improvements of existing products and services. Our business model of delivering security through the cloud rather than legacy on-premises appliances has not yet gained widespread market adoption. Moreover, we compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and are also seeking to introduce cloud-based services that have functionality similar to our cloud platform. We expect competition to increase as other established and emerging companies enter the security solutions market, in particular with respect to cloud-based security solutions, as customer requirements evolve and as new products, services and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
•companies such as Trellix (a combination of McAfee Enterprise and FireEye, Inc.), Forcepoint Inc. (previously, Websense, Inc.), Netskope, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and

•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Our competitors may be successful in convincing IT decision makers that legacy appliance-based security products or hybrid security cloud solutions based on legacy technology are sufficient to meet their security needs and provide security performance that competes with our cloud platform. In addition, our competitors may develop cloud-based solutions with architectures similar to our products. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:
•effectively attracting, retaining, training and integrating, including collaborating with, a large number of new employees;
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. We also face the unknown impact to employee morale if and when we re-open offices and employees are asked to return to work from our global offices, either full time or part time. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and global health crises and pandemics, and governmental responses thereto.
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

•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the Russia-Ukraine crisis) or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•cyberattacks, including denial of service attacks, targeted at us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;
•government action to limit access to the internet;
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
In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. As a result, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. The growth in state sponsored cyber activity, including the increased rate of cyberattacks arising from the Russia-Ukraine crisis and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, if a high profile security breach or incident occurs with respect to another cloud services provider, our customers and potential customers may lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events, including those exacerbated by the effects of climate change. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the Russia-Ukraine crisis, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home at the outset of the COVID-19 pandemic, we temporarily increased our use of public cloud infrastructure which is substantially more expensive than our own data centers. If we must again increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 34% of our revenue for fiscal 2021, 40% of our revenue for fiscal 2020 and 42% of our revenue for fiscal 2019 and 31% and 36% of our revenue for the six months ended January 31, 2022 and 2021, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of economic conditions, including the ongoing impact to the global and U.S. economies as a result of the COVID-19 pandemic, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.
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
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, by third parties, including disgruntled employees or contractors and other current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. The growth in state sponsored cyber activity, including those actions taken in connections with the Russia-Ukraine crisis, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and systems.
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, due to the ongoing effects of the COVID 19 pandemic, many of our personnel continue to work remotely, which may pose additional data security risks.
Further, our vendors and service providers may also be the targets of cyberattacks, and their systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals. Geo-political factors including international conflicts, like the Russia-Ukraine crisis, may increase the risk of such cyberattacks.
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
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers will be adversely affected. We believe that successfully delivering our cloud solution requires a particularly high level of customer support and engagement. We or our channel partners must successfully assist our customers in deploying our cloud platform, resolving performance issues, addressing interoperability challenges with a customer’s existing network and security infrastructure and responding to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, who continue to work remotely as a result of the COVID-19 pandemic. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.
We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our chief executive officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. In addition, the United States and other regions in which we operate are experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may impact our ability to attract and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, certain of our key employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages, delivery delays and price increases in the past, and we may experience shortages, delays or materially increased costs, including as a result of natural disasters, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. For example, though the COVID-19 pandemic has not yet had a material impact on our supply chain, the pandemic has resulted in increased costs and could result in disruptions and delays for these components. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.

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
The U.S. federal government, and various state and foreign governments, have adopted or proposed regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the European Union or the EU implemented the General Data Protection Regulation or GDPR, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act or CCPA, which seeks to provide California consumers with privacy rights and protections regarding their personal information, and the California Privacy Rights Act, which amends and expands the CCPA. Other states have enacted or proposed similar legislation. Further, China and Russia, countries in which we offer our solutions, have enacted legislation regulating certain technologies and with respect to data processing, and it is not clear how broadly such legislation will be applied in relation to our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning data protection, information security, and telecommunications services in the United States, EU, and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Further, existing privacy laws, regulations and industry standards are being interpreted or invalidated by courts and regulators in ways that could impact our business. For example, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks which provided a safe harbor for the cross-border transfer of certain personal data have been invalidated. In addition, the exit of the United Kingdom, or the UK, from the EU, commonly referred to as Brexit, has created additional uncertainty with regard to data protection regulation in the UK generally and specifically to transfers of personal data to and from the UK. The European Commission has announced a decision of “adequacy” concluding that the UK’s data protection regime, which includes legislation substantially similar to the GDPR and provides for substantial penalties for noncompliance, ensures an equivalent level of data protection to the GDPR. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. As a result of these or other developments, we may need to implement different or additional measures, including contractual and technical safeguards and other measures, to establish or maintain legitimate means for the transfer and receipt of personal data from the EU, the UK or Switzerland to other jurisdictions. This may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. More generally, addressing new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. For example, the U.S. and other countries have implemented economic and other sanctions in response to the Russia-Ukraine crisis. These sanctions and any additional sanctions may impact our ability to continue to operate in Russia and other affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and operate our cloud platform or could limit our customers’ ability to access or use our services in those countries.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% and 51% of our revenue from our international customers in fiscal 2021 and fiscal 2020, respectively. As of July 31, 2021, approximately 54% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic and social uncertainty or international conflict, such as the Russia-Ukraine crisis;
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
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on IT networking and security solutions. Our business depends on the overall demand for these solutions and on the economic health and general willingness of our current and prospective customers to purchase our security services. The impact of economic conditions, including the ongoing impact to the global and U.S. economies as a result of the COVID-19 pandemic or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services. In addition, a broad reduction in IT security spending would have a material impact to our business.

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
As of January 31, 2022, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 51.1% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.1% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the three months ended January 31, 2022, holders of the Notes are entitled to convert their Notes in whole or in part, at any time from February 1, 2022 through April 29, 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

General Risks
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, acts of war, international conflicts, terrorism, and security breaches or incidents.
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
In addition, natural disasters, acts of war, international conflicts, such as the Russia-Ukraine crisis, terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
In connection with a business acquisition completed during the three months ended January 31, 2022, we agreed to issue a total of 12,158 shares of our common stock as consideration for certain key employees. A portion of these awards is subject to either time-based vesting or performance conditions or a combination of both.
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

Zscaler, Inc.

March 9, 2022	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer