Form 10-Q
period 2022-04-30
Zscaler, Inc.
filed 2022-06-09
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2022, the number of shares of registrant’s common stock outstanding was 141,862,695.

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
•our expectations regarding settlement of our Notes (defined in Note 9);
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$594,893	$275,898
Short-term investments	1,062,981	1,226,654
Accounts receivable, net	272,092	257,109
Deferred contract acquisition costs	75,897	57,373
Prepaid expenses and other current assets	41,182	31,269
Total current assets	2,047,045	1,848,303
Property and equipment, net	141,692	108,576
Operating lease right-of-use assets	45,185	44,339
Deferred contract acquisition costs, noncurrent	181,402	149,657
Acquired intangible assets, net	27,034	32,129
Goodwill	59,823	58,977
Other noncurrent assets	22,363	15,650
Total assets	$2,524,544	$2,257,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,234	$12,547
Accrued expenses and other current liabilities	43,160	22,908
Accrued compensation	102,678	93,622
Deferred revenue	731,904	571,286
Operating lease liabilities	19,600	19,842
Total current liabilities	912,576	720,205
Convertible senior notes, net	954,578	913,538
Deferred revenue, noncurrent	86,839	59,315
Operating lease liabilities, noncurrent	31,028	31,225
Other noncurrent liabilities	7,946	4,453
Total liabilities	1,992,967	1,728,736
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2022 and July 31, 2021; 141,847 and 138,662 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	142	139
Additional paid-in capital	1,450,139	1,131,006
Accumulated other comprehensive loss	(24,478)	(650)
Accumulated deficit	(894,226)	(601,600)
Total stockholders’ equity	531,577	528,895
Total liabilities and stockholders’ equity	$2,524,544	$2,257,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenue	$286,807	$176,404	$772,887	$476,026
Cost of revenue	64,022	38,977	173,974	104,839
Gross profit	222,785	137,427	598,913	371,187
Operating expenses:
Sales and marketing	192,132	115,730	520,991	323,022
Research and development	76,578	40,952	210,989	118,473
General and administrative	40,672	24,595	111,833	70,107
Total operating expenses	309,382	181,277	843,813	511,602
Loss from operations	(86,597)	(43,850)	(244,900)	(140,415)
Interest income	949	593	1,979	2,288
Interest expense	(14,246)	(13,436)	(42,121)	(39,730)
Other income (expense), net	(2,001)	71	(3,434)	857
Loss before income taxes	(101,895)	(56,622)	(288,476)	(177,000)
Provision (benefit) for income taxes	(490)	1,837	4,150	4,006
Net loss	$(101,405)	$(58,459)	$(292,626)	$(181,006)
Net loss per share, basic and diluted	$(0.72)	$(0.43)	$(2.08)	$(1.34)
Weighted-average shares used in computing net loss per share, basic and diluted	141,422	136,385	140,403	134,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net loss	$(101,405)	$(58,459)	$(292,626)	$(181,006)
Available-for-sale securities:
Change in net unrealized losses on available-for-sale securities	(7,121)	(316)	(12,532)	(658)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(9,304)	572	(13,773)	994
Net realized losses (gains) reclassified into net loss	1,246	(69)	2,477	(140)
Net change on cash flow hedges	(8,058)	503	(11,296)	854
Other comprehensive loss	(15,179)	187	(23,828)	196
Comprehensive loss	$(116,584)	$(58,272)	$(316,454)	$(180,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
Issuance of common stock upon exercise of stock options	150	—	1,319	—	—	1,319
Vesting of restricted stock units and other stock issuances	634	1	(1)	—	—	—
Stock-based compensation	—	—	107,475	—	—	107,475
Other comprehensive loss	—	—	—	(15,179)	—	(15,179)
Net loss	—	—	—	—	(101,405)	(101,405)
Balance as of April 30, 2022	141,847	$142	$1,450,139	$(24,478)	$(894,226)	$531,577
Stockholders' equity activity for the three months ended April 30, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	135,858	$136	$964,214	$472	$(462,118)	$502,704
Issuance of common stock upon exercise of stock options	392	—	2,665	—	—	2,665
Vesting of restricted stock units and other stock issuances	645	1	(1)	—	—	—
Stock-based compensation	—	—	61,010	—	—	61,010
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(58,459)	(58,459)
Balance as of April 30, 2021	136,895	$137	$1,027,888	$659	$(520,577)	$508,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	814	—	6,190	—	—	6,190
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	2,262	3	1,700	—	—	1,703
Stock-based compensation	—	—	299,734	—	—	299,734
Other comprehensive loss	—	—	—	(23,828)	—	(23,828)
Net loss	—	—	—	—	(292,626)	(292,626)
Balance as of April 30, 2022	141,847	$142	$1,450,139	$(24,478)	$(894,226)	$531,577
Stockholders' equity activity for the nine months ended April 30, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	1,891	2	13,908	—	—	13,910
Issuance of common stock under the employee stock purchase plan	131	—	8,563	—	—	8,563
Vesting of restricted stock units and other stock issuances	2,056	2	(2)	—	—	—
Vesting of early exercised common stock options	—	—	93	—	—	93
Stock-based compensation	—	—	181,522	—	—	181,522
Other comprehensive income	—	—	—	196	—	196
Net loss	—	—	—	—	(181,006)	(181,006)
Balance as of April 30, 2021	136,895	$137	$1,027,888	$659	$(520,577)	$508,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(292,626)	$(181,006)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	29,437	21,401
Amortization expense of acquired intangible assets	6,695	4,729
Amortization of deferred contract acquisition costs	48,793	28,577
Amortization of debt discount and issuance costs	41,043	38,648
Non-cash operating lease costs	18,988	15,156
Stock-based compensation expense	294,745	178,538
Amortization of investment premiums, net of accretion of purchase discounts	5,942	8,600
Deferred income taxes	(521)	(1,502)
Impairment of assets	—	416
Other	649	3
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(15,449)	(20,128)
Deferred contract acquisition costs	(99,062)	(71,130)
Prepaid expenses, other current and noncurrent assets	(10,354)	1,797
Accounts payable	2,966	6,421
Accrued expenses, other current and noncurrent liabilities	10,150	3,008
Accrued compensation	9,056	11,583
Deferred revenue	188,595	128,414
Operating lease liabilities	(20,273)	(16,221)
Net cash provided by operating activities	218,774	157,304
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(48,046)	(34,215)
Capitalized internal-use software	(14,167)	(7,047)
Payments for business acquisitions, net of cash acquired	(380)	(29,420)
Strategic investments	—	(2,877)
Purchases of short-term investments	(810,111)	(724,472)
Proceeds from maturities of short-term investments	955,279	562,744
Proceeds from sale of short-term investments	—	22,499
Net cash provided by (used in) investing activities	82,575	(212,788)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	6,190	13,910
Proceeds from issuance of common stock under the employee stock purchase plan	11,509	8,563
Payment of deferred consideration related to business acquisitions	(50)	(2,250)
Other	(3)	—
Net cash provided by financing activities	17,646	20,223
Net increase (decrease) in cash and cash equivalents (1)	318,995	(35,261)
Cash and cash equivalents at beginning of period (1)	275,898	141,851
Cash and cash equivalents at end of period (1)	$594,893	$106,590
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$3,917	$3,580
Cash paid for interest expense	$719	$743
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$18,624	$27,622
Net change in purchased equipment included in accounts payable and accrued expenses	$(404)	$8,720

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and applicable regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (the "Fiscal 2021 Form 10-K"), as filed with the SEC on September 16, 2021.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2021 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2022, the condensed consolidated statements of operations for the three and nine months ended April 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2022 and 2021 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2022 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2022 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2022.
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

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for all periods presented.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$141,109	49%	$85,678	49%	$379,940	49%	$233,379	49%
Europe, Middle East and Africa	95,933	33%	66,461	38%	264,656	34%	181,108	38%
Asia Pacific	42,003	15%	20,523	11%	109,083	14%	51,500	11%
Other	7,762	3%	3,742	2%	19,208	3%	10,039	2%
Total	$286,807	100%	$176,404	100%	$772,887	100%	$476,026	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$266,258	93%	$165,969	94%	$720,809	93%	$446,750	94%
Direct customers	20,549	7%	10,435	6%	52,078	7%	29,276	6%
Total	$286,807	100%	$176,404	100%	$772,887	100%	$476,026	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes customers that accounted for 10% or more of the total balance of accounts receivable, net:

	April 30, 2022	July 31, 2021
Channel partner A	10%	*
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of April 30, 2022 and July 31, 2021 was $818.7 million and $630.6 million, respectively. In the nine months ended April 30, 2022 and 2021, we recognized revenue of $502.1 million and $298.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,215.8 million. We expect to recognize 49% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$234,505	$134,946	$207,030	$109,915
Capitalization of contract acquisition costs	40,549	27,976	99,062	71,130
Amortization of deferred contract acquisition costs	(17,755)	(10,454)	(48,793)	(28,577)
Ending balance	$257,299	$152,468	$257,299	$152,468
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2022	July 31, 2021

	(in thousands)
Deferred contract acquisition costs, current	$75,897	$57,373
Deferred contract acquisition costs, noncurrent	181,402	149,657
Total	$257,299	$207,030
Sales commissions accrued but not paid as of April 30, 2022 and July 31, 2021, totaled $26.2 million and $46.7 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$211,774	$—	$—	$211,774
U.S. treasury securities	143,706	—	(7)	143,699
Corporate debt securities	23,785	—	—	23,785
Total	$379,265	$—	$(7)	$379,258

Short-term investments:
U.S. treasury securities	$325,024	$26	$(376)	$324,674
U.S. government agency securities	399,690	6	(7,022)	392,674
Corporate debt securities	350,700	—	(5,067)	345,633
Total	$1,075,414	$32	$(12,465)	$1,062,981

Total cash equivalents and short-term investments	$1,454,679	$32	$(12,472)	$1,442,239
Cash equivalents and short-term investments consisted of the following as of July 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$167,337	$—	$—	$167,337
U.S. government agency securities	10,999	—	—	10,999
Total	$178,336	$—	$—	$178,336

Short-term investments:
U.S. treasury securities	$387,428	$9	$(17)	$387,420
U.S. government agency securities	511,622	144	(34)	511,732
Corporate debt securities	327,512	102	(112)	327,502
Total	$1,226,562	$255	$(163)	$1,226,654

Total cash equivalents and short-term investments	$1,404,898	$255	$(163)	$1,404,990

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2022:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$786,434	$783,735
Due between one to three years	288,980	279,246
Total	$1,075,414	$1,062,981
Short-term investments that were in an unrealized loss position as of April 30, 2022, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$277,139	$(376)	$—	$—	$277,139	$(376)
U.S. government agency securities	291,236	(5,677)	45,315	(1,345)	336,551	(7,022)
Corporate debt securities	241,058	(4,447)	33,522	(620)	274,580	(5,067)
Total	$809,433	$(10,500)	$78,837	$(1,965)	$888,270	$(12,465)
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2021, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$306,908	$(17)	$—	$—	$306,908	$(17)
U.S. government agency securities	104,782	(34)	—	—	104,782	(34)
Corporate debt securities	157,208	(112)	—	—	157,208	(112)
Total	$568,898	$(163)	$—	$—	$568,898	$(163)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below the amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2022 and July 31, 2021.
We recorded $2.1 million and $3.9 million of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021, respectively.

Strategic Investments
Strategic investments consist of investments on non-marketable investments and reported within other noncurrent assets in the condensed consolidated balance sheets. Their carrying amount was $5.1 million as of April 30, 2022 and July 31, 2021. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of April 30, 2022:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$211,774	$211,774	$—	$—
U.S. treasury securities	143,699	—	143,699	—
Corporate debt securities	23,785	—	23,785	—
Total	$379,258	$211,774	$167,484	$—

Short-term investments:
U.S. treasury securities	$324,674	$—	$324,674	$—
U.S. government agency securities	392,674	—	392,674	—
Corporate debt securities	345,633	—	345,633	—
Total	$1,062,981	$—	$1,062,981	$—

Total cash equivalents and short-term investments	$1,442,239	$211,774	$1,230,465	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$197	$—	$197	$—
Foreign currency contract assets-noncurrent (2)	$16	$—	$16	$—
Foreign currency contracts liabilities-current (3)	$9,921	$—	$9,921	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,126	$—	$1,126	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$1,957	$—	$1,957	$—
Foreign currency contracts liabilities-current (3)	$3,782	$—	$3,782	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2022 and July 31, 2021.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	April 30, 2022	July 31, 2021

	(in thousands)
Hosting equipment	$171,128	$130,981
Capitalized internal-use software	61,731	39,542
Computers and equipment	6,985	5,599
Purchased software	1,311	1,311
Furniture and fixtures	1,020	1,021
Leasehold improvements	7,339	7,339
Total property and equipment, gross	249,514	185,793
Less: Accumulated depreciation and amortization	(107,822)	(77,217)
Total property and equipment, net	$141,692	$108,576
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of April 30, 2022, their historical cost and accumulated amortization was $6.4 million and $0.7 million, respectively. As of July 31, 2021, their historical cost and accumulated amortization was $3.0 million and $0.4 million, respectively. Purchased intangible assets are reported within other noncurrent assets in the condensed consolidated balance sheets.
For the three months ended April 30, 2022 and 2021, we recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $10.4 million and $8.1 million, respectively. For the nine months ended April 30, 2022 and 2021, we recognized depreciation and amortization expense on these assets of $29.4 million and $21.4 million, respectively.
Note 6. Derivative Instruments
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and nine months ended April 30, 2022 and 2021.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with changes recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and nine months ended April 30, 2022 and 2021.
As of April 30, 2022 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $230.1 million and $118.9 million, respectively, for designated foreign currency forward contracts and $120.3 million and $28.2 million, respectively, for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 18 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of April 30, 2022 and July 31, 2021.
During the three and nine months ended April 30, 2022 and 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in accumulated other comprehensive income (loss) ("AOCI") and the gains and losses reclassified into the condensed consolidated statement of operations were not material. During the three and nine months ended April 30, 2022 and 2021, changes in the fair value of our non-designated derivative instruments recorded in other income (expense), net within the condensed consolidated statements of operations were not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2022 and July 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Note 7. Business Combinations
During the three months ended January 31, 2022, we completed a business acquisition for a total purchase price consideration of $2.1 million, consisting of $0.4 million paid in cash at closing and the issuance of shares of our common stock with an aggregate fair value of $1.7 million at closing. Additionally, certain former employees of the acquired company who became our employees are entitled to receive additional consideration in the form of shares of our common stock subject to future employment services. These awards will be recognized as stock-based compensation expense during the post- combination period. Based on the valuation of the acquired intangible assets, the purchase price allocation resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology will be amortized over its economic useful life of five years. Goodwill is not expected to be deductible for income tax purposes. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of January 31, 2022, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to the establishment of the deferred tax liability in the condensed consolidated statement of operations for the nine months ended April 30, 2022.

Note 8. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:.

Amount
(in thousands)
Balance as of July 31, 2021	$58,977
Goodwill acquired	846
Balance as of April 30, 2022	$59,823
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
Acquired intangible assets subject to amortization consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2021	Additions	April 30, 2022	July 31, 2021	Amortization Expense	April 30, 2022	July 31, 2021	April 30, 2022

	(in thousands)
Developed technology	$39,656	$1,600	$41,256	$(10,674)	$(6,161)	$(16,835)	$28,982	$24,421
Customer relationships	3,560	—	3,560	(413)	(534)	(947)	3,147	2,613
Total	$43,216	$1,600	$44,816	$(11,087)	$(6,695)	$(17,782)	$32,129	$27,034
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2022 was $2.2 million and $6.7 million, respectively. Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2021 was $1.6 million and $4.7 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following:

April 30, 2022

Year ending July 31,	(in thousands)
2022 (remaining three months)	$2,197
2023	8,501
2024	7,061
2025	6,358
2026	2,812
Thereafter	105
Total	$27,034

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
During the three months ended April 30, 2022, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on April 30, 2022. Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from May 1, 2022 through July 29, 2022 (the last trading day of the fiscal quarter). Whether the Notes will be convertible following such periods will depend on the continued satisfaction of this condition or another conversion condition in the future. Conversion notices received through April 30, 2022 have not been material.
The net carrying amount of the liability component of the Notes consisted of the following:

	April 30, 2022	July 31, 2021

	(in thousands)
Principal amount	$1,149,997	$1,150,000
Less:
Unamortized debt discount	185,555	224,527
Unamortized debt issuance costs	9,864	11,935
Net carrying amount	$954,578	$913,538
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Contractual interest expense	$359	$360	$1,078	$1,082
Amortization of debt discount	13,186	12,416	38,971	36,697
Amortization of debt issuance costs	701	660	2,072	1,951
Total	$14,246	$13,436	$42,121	$39,730
The total fair value of the Notes was $1,746.9 million and $1,931.7 million as of April 30, 2022 and July 31, 2021, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of April 30, 2022 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and nine months ended April 30, 2022 and 2021, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2021 Form 10-K for further information on the Capped Calls.
Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of April 30, 2022 and July 31, 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $119.0 million and $25.2 million, respectively.
The maturities of non-cancelable purchase obligations with a term of 12 months or longer consisted of the following:

April 30, 2022

Year ending July 31,	(in thousands)
2022 (remaining three months)	$7,242
2023	28,838
2024	25,764
2025	20,850
2026	20,870
Thereafter	15,450
Total	$119,014
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
Note 11. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Fiscal Year 2018 Equity Incentive Plan (the "Plan") include restricted stock units, restricted stock, stock options, non-statutory stock options, stock appreciation rights, performance units and performance shares.

Stock Options
The activity of stock options consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2021	2,597	$10.37	3.2	$585,829
Exercised	(814)	7.61		216,489
Canceled, forfeited or expired	(13)	10.82
Balance as of April 30, 2022	1,770	$11.63	2.8	$338,444
Exercisable and expected to vest as of July 31, 2021	1,777	$8.53	2.9	$404,151
Exercisable and expected to vest as of April 30, 2022	1,539	$10.39	2.6	$295,948
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the nine months ended April 30, 2022 and 2021 was $216.5 million and $307.7 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2021	7,763	$100.84	$1,831,376
Granted	1,990	264.73
Vested	(2,220)	93.38	580,054
Canceled or forfeited	(431)	121.41
Balance as of April 30, 2022	7,102	$147.85	$1,439,926
As of April 30, 2022, there were 0.1 million outstanding PSAs for which their performance metrics have not been defined. As a result, such awards are not considered granted for accounting purposes as of April 30, 2022 and accordingly, they have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended April 30, 2022, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $105.9 per share, resulting in total cash proceeds of $11.5 million. ESPP employee payroll contributions accrued as of April 30, 2022 and July 31, 2021 were $21.9 million and $5.2 million, respectively, and are reported within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2022 will be used to purchase shares at the end of the current purchase period ending on June 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date.

The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2022	2021

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	44.1% - 57.4%	61.1% - 67.4%
Risk-free interest rate	0.1% - 0.7%	0.1%
Dividend yield	0.0%	0.0%
Deferred Merger Consideration
In connection with a business acquisition completed during the three months ended January 31, 2022, certain former employees of the acquired company who became our employees are entitled to receive deferred merger consideration payable in shares of our common stock with an aggregate fair value of $2.6 million as of the closing date of the acquisition. These awards are subject to future employment services and are recognized as stock-based compensation expense over the requisite service period within research and development expenses in the condensed consolidated statements of operations. The related stock-based compensation expense was not material to the condensed consolidated statements of operations for any periods presented.
Stock-based Compensation Expense
The components of stock-based compensation expense, net of amounts capitalized in the development of software for internal-use, recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$5,962	$3,360	$16,429	$9,461
Sales and marketing	50,477	31,937	135,784	93,338
Research and development	29,723	13,434	85,608	43,919
General and administrative	19,692	11,242	56,924	31,820
Total	$105,854	$59,973	$294,745	$178,538
During the three months ended April 30, 2022 and 2021, we capitalized stock-based compensation associated with the development of software for internal-use of $2.8 million and $1.5 million, respectively. During the nine months ended April 30, 2022 and 2021, the amount capitalized was $8.1 million and $4.1 million, respectively. Capitalized stock-based compensation is amortized on a straight-line basis over the estimated useful life of the underlying capitalized software application, typically three years. Amortization expense is recorded primarily within cost of revenue in the condensed consolidated statement of operations.
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
We recorded a benefit for income taxes of $0.5 million for the three months ended April 30, 2022. We recorded provision for income taxes of $1.8 million for the three months ended April 30, 2021 and $4.2 million and $4.0 million for the nine months ended April 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the nine months ended April 30, 2022 was due to the increase in our non-U.S. pre-tax income in the foreign jurisdictions in which we conduct business, partially offset by an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state, and the United Kingdom ("U.K.") deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and U.K. deferred tax assets.

Note 13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(101,405)	$(58,459)	$(292,626)	$(181,006)
Weighted-average shares used in computing net loss per share, basic and diluted	141,422	136,385	140,403	134,938
Net loss per share, basic and diluted	$(0.72)	$(0.43)	$(2.08)	$(1.34)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
The following table summarizes the potentially dilutive securities outstanding as of April 30, 2022 and 2021 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	April 30,
	2022	2021

	(in thousands)
Unvested RSUs and shares of common stock	6,384	8,122
Stock options	1,770	3,184
Unvested PSAs (1)	824	569
Share purchase rights under the ESPP	317	475
Convertible senior notes (2)	7,626	7,626
Total	16,921	19,976
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2022 and 2021, as they are not considered outstanding for accounting purposes. Refer to Note 11, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of April 30, 2022 would have been convertible into approximately 7.6 million shares of our common stock, as reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through April 30, 2022 have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

Note 14. Subsequent Events
On June 7, 2022, we signed an Agreement and Plan of Merger to acquire all the assets and liabilities of an early-stage technology company incorporated in the United States. We plan to integrate this company’s technology into our cloud platform. Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration is approximately $44.0 million, which consists of approximately $26.0 million payable in cash and approximately $18.0 million payable in shares of our common stock subject to certain vesting and performance conditions. The purchase consideration for the acquired business will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the closing date. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for this acquisition during the fourth quarter of fiscal 2022.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For nine months ended April 30, 2022 and 2021, our revenue was $772.9 million and $476.0 million, respectively. We have incurred net losses in all periods since our inception. For the nine months ended April 30, 2022 and 2021, our net loss was $292.6 million and $181.0 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. In April of 2022, in accordance with local regulations and guidelines, we began re-opening certain of our offices. We have also permitted optional business travel and invited employees to return to work on a voluntary basis. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended April 30, 2022 and 2021, the dollar-based net retention rate was above 125%.
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash provided by operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
GAAP gross profit	$222,785	$137,427	$598,913	$371,187
Add:
Stock-based compensation expense and related payroll taxes	6,511	3,665	17,596	10,239
Amortization expense of acquired intangible assets	1,980	1,503	6,036	4,510
Non-GAAP gross profit	$231,276	$142,595	$622,545	$385,936
GAAP gross margin	78%	78%	77%	78%
Non-GAAP gross margin	81%	81%	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets and asset impairment related to facility exit. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
GAAP loss from operations	$(86,597)	$(43,850)	$(244,900)	$(140,415)
Add:
Stock-based compensation expense and related payroll taxes	111,566	65,177	311,705	192,619
Amortization expense of acquired intangible assets	2,238	1,576	6,695	4,729
Asset impairment related to facility exit (1)	—	—	—	416
Non-GAAP income from operations	$27,207	$22,903	$73,500	$57,349
GAAP operating margin	(30)%	(25)%	(32)%	(29)%
Non-GAAP operating margin	9%	13%	10%	12%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of April 30, 2022, the accrued employee payroll contributions to our ESPP was $21.9 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2022.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$77,241	$73,368	$218,774	$157,304
Less:
Purchases of property, equipment and other assets	(27,604)	(14,812)	(48,046)	(34,215)
Capitalized internal-use software	(5,892)	(2,775)	(14,167)	(7,047)
Free cash flow	$43,745	$55,781	$156,561	$116,042
As a percentage of revenue:
Net cash provided by operating activities	27%	42%	28%	33%
Less:
Purchases of property, equipment and other assets	(10)%	(8)%	(6)%	(7)%
Capitalized internal-use software	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	15%	32%	20%	24%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $120.6 million, or 54%, for the three months ended April 30, 2022 over the three months ended April 30, 2021 and $359.3 million, or 60%, for the nine months ended April 30, 2022 over the nine months ended April 30, 2021. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$286,807	$176,404	$772,887	$476,026
Add: Total deferred revenue, end of period	818,743	495,434	818,743	495,434
Less: Total deferred revenue, beginning of period	(759,931)	(446,817)	(630,601)	(369,767)
Calculated billings	$345,619	$225,021	$961,029	$601,693

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for all periods presented. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation expense deduction and partial release of our U.S. valuation allowance related to the business acquisition. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$286,807	$176,404	$772,887	$476,026
Cost of revenue (1)(2)	64,022	38,977	173,974	104,839
Gross profit	222,785	137,427	598,913	371,187
Operating expenses:
Sales and marketing (1)(2)	192,132	115,730	520,991	323,022
Research and development (1)(2)	76,578	40,952	210,989	118,473
General and administrative (1)(3)	40,672	24,595	111,833	70,107
Total operating expenses	309,382	181,277	843,813	511,602
Loss from operations	(86,597)	(43,850)	(244,900)	(140,415)
Interest income	949	593	1,979	2,288
Interest expense (4)	(14,246)	(13,436)	(42,121)	(39,730)
Other income (expense), net	(2,001)	71	(3,434)	857
Loss before income taxes	(101,895)	(56,622)	(288,476)	(177,000)
Provision (benefit) for income taxes	(490)	1,837	4,150	4,006
Net loss	$(101,405)	$(58,459)	$(292,626)	$(181,006)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$6,511	$3,665	$17,596	$10,239
Sales and marketing	53,576	34,798	144,706	101,316
Research and development	31,366	15,033	89,936	47,680
General and administrative	20,113	11,681	59,467	33,384
Total	$111,566	$65,177	$311,705	$192,619

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$1,980	$1,503	$6,036	$4,510
Sales and marketing	178	73	526	219
Research and development	80	—	133	—
Total	$2,238	$1,576	$6,695	$4,729

(3) Includes asset impairment related to facility exit as follows:	$—	$—	$—	$416

(4) Includes amortization of debt discount and issuance costs as follows:	$13,887	$13,077	$41,043	$38,649

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	22	22	23	22
Gross margin	78	78	77	78
Operating expenses
Sales and marketing	67	66	67	68
Research and development	27	23	27	25
General and administrative	14	14	15	14
Total operating expenses	108	103	109	107
Operating margin	(30)	(25)	(32)	(29)
Interest income	—	—	—	—
Interest expense	(5)	(7)	(5)	(8)
Other income (expense), net	(1)	—	—	—
Loss before income taxes	(36)	(32)	(37)	(37)
Provision (benefit) for income taxes	(1)	1	1	1
Net loss	(35)%	(33)%	(38)%	(38)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$286,807	$176,404	$110,403	63%

Revenue increased by $110.4 million, or 63%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $64.7 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 23% from April 30, 2021 to April 30, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$64,022	$38,977	$25,045	64%
Gross margin	78%	78%
Cost of revenue increased by $25.0 million, or 64%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The overall increase in cost of revenue was driven primarily due to an increase in employee-related expenses of $12.4 million, inclusive of an increase of $2.6 million in stock-based compensation expense, driven primarily by a 79% increase in headcount in our customer support and cloud operations organizations from April 30, 2021 to April 30, 2022. Additionally, expanded use of our cloud platform by existing and new customers led to an increase of $10.5 million for data center and equipment related costs for hosting and operating our cloud platform.
Gross margin remained flat at 78% for the three months ended April 30, 2021, compared to the three months ended April 30, 2022.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing expenses	$192,132	$115,730	$76,402	66%
Sales and marketing expenses increased by $76.4 million, or 66%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase was primarily due to a 54% increase in headcount from April 30, 2021 to April 30, 2022, resulting in an increase of $58.6 million in employee-related expenses, inclusive of an increase of $18.5 million in stock-based compensation expense and an increase of $8.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.7 million in marketing and advertising expenses, $4.6 million in travel expenses, $3.9 million in facility and IT services and $3.1 million in professional services.

Research and Development Expenses

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Research and development expenses	$76,578	$40,952	$35,626	87%
Research and development expenses increased by $35.6 million, or 87%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $34.7 million in employee-related expenses, inclusive of an increase of $16.3 million in stock-based compensation expense, driven by a 57% increase in headcount from April 30, 2021 to April 30, 2022. The remainder of the increase was primarily attributable to increased expenses of $3.1 million in facility, software and equipment related expenses to support the expansion of our research and development organization. This increase was partially offset by higher capitalized internal-use software development costs of $3.0 million to support the enhancement of our cloud platform.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
General and administrative expenses	$40,672	$24,595	$16,077	65%
General and administrative expenses increased by $16.1 million, or 65%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The overall increase was primarily due to an increase of $13.9 million in employee-related expenses, inclusive of an increase of $8.4 million in stock-based compensation expense, driven in part by a 69% increase in headcount from April 30, 2021 to April 30, 2022. The remainder of the increase was primarily attributable to increased expenses of $1.2 million in miscellaneous operating expenses.
Interest Income

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$949	$593	$356	60%
Interest income increased by $0.4 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase was primarily driven by increased interest rates as compared to three months ended April 30, 2021.
Interest Expense

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$14,246	$13,436	$810	6%
Interest expense increased by $0.8 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, as a result of the higher amortization of debt discount related to our Notes. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(2,001)	$71	$(2,072)	—
Other income (expense), net decreased by $2.1 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision (benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Provision (benefit) for income taxes	$(490)	$1,837	$(2,327)	(127)%
Our provision (benefit) for income taxes decreased by $2.3 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The provision (benefit) for income taxes for the three and nine months ended April 30, 2022 includes an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods.
Our tax provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such periods.
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

Comparison of the Nine Months Ended April 30, 2022 and 2021
Revenue

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$772,887	$476,026	$296,861	62%

Revenue increased by $296.9 million, or 62%, for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $202.1 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 23% from April 30, 2021 to April 30, 2022.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$173,974	$104,839	$69,135	66%
Gross margin	77%	78%
Cost of revenue increased by $69.1 million, or 66%, for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $31.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $31.1 million, inclusive of an increase of $7.0 million in stock-based compensation expense, driven primarily by a 79% increase in headcount in our customer support and cloud operations organizations from April 30, 2021 to April 30, 2022. The remainder of the increase was primarily attributable to $2.2 million for professional services.
Gross margin decreased from 78% to 77% for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The decline in gross margin is primarily due to an increase in employee-related expenses, including stock-based compensation expense, as a result of an increase in headcount.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing expenses	$520,991	$323,022	$197,969	61%
Sales and marketing expenses increased by $198.0 million, or 61%, for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The increase was primarily due to a 54% increase in headcount from April 30, 2021 to April 30, 2022, resulting in an increase of $152.2 million in employee-related expenses, inclusive of an increase of $42.4 million in stock-based compensation expense and an increase of $23.6 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $14.1 million in marketing and advertising expenses, $10.8 million in facility and IT services, $9.2 million in travel expenses and $7.5 million in professional services.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Research and development expenses	$210,989	$118,473	$92,516	78%
Research and development expenses increased by $92.5 million, or 78%, for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $89.7 million in employee-related expenses, inclusive of an increase of $41.7 million in stock-based compensation expense, driven by a 57% increase in headcount from April 30, 2021 to April 30, 2022. The remainder of the increase was primarily attributable to increased expenses of $7.4 million in facility, software and equipment related expenses to support the expansion of our research and development organization. This increase was partially offset by higher capitalized internal-use software development costs of $7.0 million to support the enhancement of our cloud platform.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
General and administrative expenses	$111,833	$70,107	$41,726	60%
General and administrative expenses increased by $41.7 million, or 60%, for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The overall increase was primarily due to an increase of $38.3 million in employee-related expenses, inclusive of an increase of $25.1 million in stock-based compensation expense, driven in part by a 69% increase in headcount from April 30, 2021 to April 30, 2022.
Interest Income

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$1,979	$2,288	$(309)	(14)%
Interest income decreased by $0.3 million for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021. The decrease was primarily driven by lower market interest rates on cash equivalents and short-term investments.

Interest Expense

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$42,121	$39,730	$2,391	6%
Interest expense increased by $2.4 million for the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021, as a result of the higher amortization of debt discount related to our Notes. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(3,434)	$857	$(4,291)	—
Other income (expense), net decreased by $4.3 million for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$4,150	$4,006	$144	4%
Our provision for income taxes increased by $0.1 million for the nine months ended April 30, 2022, as compared to the nine months ended April 30, 2021. The provision for income taxes for the nine months ended April 30, 2022 includes an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods.
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
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,657.9 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $894.2 million as of April 30, 2022. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, and the impact of COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, we had deferred revenue of $818.7 million, of which $731.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$218,774	$157,304
Net cash provided by (used in) investing activities	$82,575	$(212,788)
Net cash provided by financing activities	$17,646	$20,223
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2022 was $218.8 million, which resulted from a net loss of $292.6 million, adjusted for non-cash charges of $445.8 million and net cash inflows of $65.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $294.7 million for stock-based compensation expense, $48.8 million for amortization of deferred contract acquisition costs, $41.0 million for amortization of debt discount and issuance costs, $29.4 million for depreciation and amortization expense, $19.0 million for non-cash operating lease costs, $6.7 million for amortization expense of acquired intangible assets and $5.9 million for amortization of investment premiums, net of accretion of purchase discounts. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $188.6 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts, an increase of $10.2 million in accrued expenses, other current and noncurrent liabilities, an increase of $9.1 million in accrued compensation and an increase of $3.0 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $99.1 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers, and expansion of our existing customer subscriptions, a decrease of $20.3 million in operating lease liabilities, an increase of $15.4 million in accounts receivable, primarily due to timing of billings and collections and an increase of $10.4 million in prepaid expenses, other current and noncurrent assets.
Net cash provided by operating activities during the nine months ended April 30, 2021 was $157.3 million, which resulted from a net loss of $181.0 million, adjusted for non-cash charges of $294.6 million and net cash inflows of $43.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $178.5 million for stock-based compensation expense, $38.6 million for amortization of debt discount and issuance costs, $28.6 million for amortization of deferred contract acquisition costs, $21.4 million for depreciation and amortization expense, $15.2 million for non-cash operating lease costs, $8.6 million for amortization of investment premiums, net of accretion of purchase discounts and $4.7 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $128.4 million in deferred revenue from advanced invoicing in accordance with our subscription contracts, an increase of $11.6 million in accrued compensation, an increase of $6.4 million in accounts payable, an increase of $3.0 million in accrued expenses, other current and noncurrent liabilities and a decrease of $1.8 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $71.1 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an increase of $20.1 million in accounts receivable primarily due to timing of billings and collections and a decrease of $16.2 million in operating lease liabilities.
Investing Activities
Net cash provided by investing activities during the nine months ended April 30, 2022 of $82.6 million was primarily attributable to the proceeds from the maturity of short-term investments of $955.3 million. These activities were partially offset by purchases of short-term investments of $810.1 million and capital expenditures of $62.2 million, primarily to support the growth and expansion of our cloud platform.
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
Financing Activities
Net cash provided by financing activities of $17.6 million during the nine months ended April 30, 2022 was primarily attributable to $11.5 million in proceeds from the issuance of common stock under the ESPP and $6.2 million from proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
During the nine months ended April 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K other than non-cancelable purchase arrangements and co-location and bandwidth arrangements, which contractual obligations as of April 30, 2022 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

			(in thousands)
Non-cancelable purchase arrangements	$216,162	$126,744	$47,948	$41,470	$—
Co-location and bandwidth arrangements	67,939	36,003	31,759	177	—
Total	$284,101	$162,747	$79,707	$41,647	$—
Off-Balance Sheet Arrangements
As of April 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of April 30, 2022, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.8 million with a bank, which serve as security under certain real estate leases.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2021 Form 10-K. There have been no significant changes to these policies for the nine months ended April 30, 2022.
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
Interest Rate Risk
As of April 30, 2022, we had cash, cash equivalents and short-term investments totaling $1,657.9 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2022, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $6.3 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the condensed consolidated financial statements for nine months ended April 30, 2022 and 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines, COVID-19 continues to spread throughout the United States and globally, particularly in regions where we and our customers have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants of COVID-19. To attempt to mitigate the spread of the pandemic, many state, local, and foreign governments put in place travel restrictions, quarantines, shelter-in-place orders, vaccine mandates and other government orders and restrictions. Over time, certain of these restrictions and mandates have either been modified or rescinded. In response to these evolving government actions and mandates, we and our customers have modified and may continue to modify our and their business practices. For example, in April of 2022, in accordance with local regulations and guidelines, we began re-opening certain of our offices and have invited employees to return to work on a voluntary basis. While employee health and safety remains a top priority, permitting employees to return to work may expose them to increased health risks which could negatively impact productivity or employee morale. Although there has been an easing of restrictions in certain jurisdictions, some or all of those restrictions have been and could be reinstated in the future to manage a resurgence or new outbreak of the COVID-19 pandemic, including in connection with new variants of the virus. If there is an actual or perceived increase in COVID cases or if relevant authorities reinstate or implement new restrictive measures, we may ask some or all of our employees to resume working remotely.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $262.0 million, $115.1 million and $28.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of April 30, 2022, we had an accumulated deficit of $894.2 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Our competitors and potential competitors include:
•independent IT security vendors, such as Check Point Software Technologies Ltd., Fortinet, Inc., Palo Alto Networks, Inc. and Broadcom Inc., which offer a broad mix of network and endpoint security products;
•large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., which offer security appliances and incorporate security capabilities in their networking products;
•companies such as Skyhigh Security (previously McAfee Enterprise), Trellix (a combination of McAfee Enterprise and FireEye, Inc.), Forcepoint Inc. (previously, Websense, Inc.), Netskope, Inc. and Pulse Secure, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and

•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. As we re-open offices, we also face the unknown impact to employee morale when employees are asked to work from our global offices, either full time or part time. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability (such as the Russia-Ukraine crisis) and global health crises and pandemics, and governmental responses thereto.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 34% of our revenue for fiscal 2021, 40% of our revenue for fiscal 2020 and 42% of our revenue for fiscal 2019 and 29% and 35% of our revenue for the nine months ended April 30, 2022 and 2021, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the European Union or the EU implemented the General Data Protection Regulation or GDPR, which imposes stringent data protection requirements and provides for significant penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act or CCPA, which seeks to provide California consumers with privacy rights and protections regarding their personal information, and the California Privacy Rights Act, which amends and expands the CCPA. Other states have enacted or proposed similar legislation. Further, China and Russia, countries in which we offer our solutions, have enacted legislation regulating certain technologies and with respect to data processing, and it is not clear how broadly such legislation will be applied in relation to our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning data protection, information security, and telecommunications services in the United States, EU, and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Further, existing privacy laws, regulations and industry standards are being interpreted or invalidated by courts and regulators in ways that could impact our business. For example, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield frameworks which provided a safe harbor for the cross-border transfer of certain personal data have been invalidated. In addition, the exit of the United Kingdom, or the U.K., from the EU, commonly referred to as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K. generally and specifically to transfers of personal data to and from the U.K. The European Commission has announced a decision of “adequacy” concluding that the U.K.’s data protection regime, which includes legislation substantially similar to the GDPR and provides for substantial penalties for noncompliance, ensures an equivalent level of data protection to the GDPR. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. As a result of these or other developments, we may need to implement different or additional measures, including contractual and technical safeguards and other measures, to establish or maintain legitimate means for the transfer and receipt of personal data from the EU, the U.K. or Switzerland to other jurisdictions. This may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. More generally, addressing new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to increase, it will likely affect our expenses, especially employee compensation. Additionally, the United States is experiencing an acute workforce shortage, which, in turn has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
Governments are raising interest rates and implementing fiscal policy interventions in response to high levels of inflation. Even if these interventions lower inflation, they may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our consolidated financial condition and results of operations. For example, if our customers were to reduce their IT budgets or workforces in response to deteriorating economic conditions, they may not purchase or renew subscriptions for our services or may renew for fewer users or less expensive services.
The impact of economic conditions, including the ongoing and rapidly developing COVID-19 pandemic, increasing inflation and potential regional or global recessions could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our services.
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
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, and is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Canadian Dollar, Australian Dollar and Japanese Yen, and is subject to fluctuations due to changes in foreign currency exchange rates. We are also exposed to the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies.
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
As of April 30, 2022, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 50.9% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 19.0% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
During any period the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. For instance, because the conditions for conversion were met during the three months ended April 30, 2022, holders of the Notes are entitled to convert their Notes in whole or in part, at any time from May 1, 2022 through July 29, 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the condensed consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

Zscaler, Inc.

June 9, 2022	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer