Form 10-K
period 2022-07-31
Zscaler, Inc.
filed 2022-09-15
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $22.2 billion.
As of August 31, 2022, the number of shares of registrant’s common stock outstanding was 143,052,488.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our expectations regarding settlement of our Notes (defined in Note 9, Convertible Senior Notes of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K);

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

PART I
Item 1. Business
Overview
We anticipate, secure, and simplify the experience of doing business, transforming today and tomorrow. We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network as the cloud becomes the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would provide inadequate protection for users and data and an increasingly poor user experience. We pioneered a cloud platform, the Zscaler Zero Trust Exchange, that represents a fundamental shift in the architectural design and approach to networking and security.
Enterprise applications are rapidly moving to the cloud to achieve greater IT agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external SaaS applications for critical business functions and moving their internally managed applications to the public cloud, Infrastructure as a Service, or IaaS, or PaaS. Users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
We believe that securing the on-premises corporate network to protect users and data is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a unique approach that securely connects users, devices, and applications using business policies, regardless of the network. Our Zero Trust Exchange eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. Our purpose-built, multi-tenant, distributed cloud platform incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies.
Our cloud-native platform, the Zscaler Zero Trust Exchange, enables customers to secure and connect users, workloads and IoT/OT devices across three core products:
•Zscaler for Users — leverages our comprehensive cloud platform to provide users secure, fast and reliable access to the internet including SaaS applications, via Zscaler Internet Access, or ZIA, and provides Zero Trust Network Access to internally hosted applications via Zscaler Private Access, or ZPA, in each case, regardless of device, location or network. We do this all while optimizing end-to-end user experience with Zscaler Digital Experience, or ZDX, which allows an organization to identify and isolate issues negatively impacting its users.
•Zscaler for Workloads – leverages Zscaler’s Zero Trust Exchange to secure workloads, whether in a public cloud or in private data centers, using our cloud-native zero trust access service to provide fast and secure app-to-internet (via ZIA) and app-to-app (via ZPA) connectivity across multi- and hybrid cloud environments, and our Posture Control solutions automatically identify and remediate cloud service, application, and identity misconfigurations for assets deployed in public cloud infrastructure. The core elements of Zscaler for Workloads address the key security and operations challenges that must be overcome in order to secure deployment of public cloud platforms such as Amazon Web Services, Microsoft Azure, and Google Cloud Platform.

•Zscaler for IoT/OT – leverages the complete suite of Zscaler solutions to reduce the risk of cyberattacks and data loss as well as to improve user and facility safety by providing zero trust security for connected IoT and OT devices. We provide secure internet communications for IoT and OT devices, privileged access to IoT and OT devices (e.g. for maintenance), secure access to production applications (e.g. on a factory floor) and deception to provide active defense.
Before our Zero Trust Exchange, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Today, this network perimeter approach consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, a zero trust architecture is required. Our architecture is vastly different from the traditional “hub-and-spoke” corporate network, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our Zero Trust Exchange acts as an intelligent switchboard that uses business policies to securely connect users, devices, and applications over any network and protect against cyberthreats and data loss. We provide all of these solutions at scale, processing well over 250 billion internet requests per day. Our Zero Trust Exchange eliminates the requirement for organizations to buy and manage a variety of high cost appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply.
Our cloud native, multitenant architecture is distributed across more than 150 data centers globally which brings security and business policy close to users and devices in 185 countries and provides fast, secure, and reliable access. Each day, we block over 150 million threats and perform over 200,000 unique security updates. Our customers benefit from the cloud security effect of our ever-expanding ecosystem because once a new threat is detected, it can be blocked across our entire customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 6,700 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 600 of the Forbes Global 2000 as customers. Our customers span every major industry, including financial services, healthcare, manufacturing, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $431.3 million in fiscal 2020 to $673.1 million in fiscal 2021 to $1,090.9 million in fiscal 2022, representing year-over-year revenue growth of 56% and 62%, respectively. We experienced net losses of $390.3 million, $262.0 million and $115.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Zero Trust Exchange Platform
Our Zero Trust Exchange cloud security platform delivers our core products; Zscaler for Users, Zscaler for Workloads and Zscaler for IoT/OT, through the deployment of our comprehensive and integrated solutions, each built natively in the cloud to power digital transformation.
Secure Internet and SaaS Access - Zscaler Internet Access
Zscaler Internet Access, or ZIA, provides users, workloads, IoT, and OT devices secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats, secure data while at rest and prevent data from leaking out to unauthorized sites. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection to assess and correlate the risk of the content to protect against sophisticated attacks, including ransomware and phishing. The cloud platform applies machine learning across our well over 250 billion daily transactions to quickly identify and block unknown threats.
ZIA enables the following primary use cases:
Cyberthreat Protection – Our threat prevention functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing, and zero-day cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products. Our core cloud platform threat prevention services include:
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
Data Protection- Our data protection functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information for users, devices, and servers, reducing our customers’ business and compliance risk. Core cloud platform data protection services include:
•Data Loss Prevention: Our data loss prevention, or DLP, functionality enables enterprises to use predefined or custom dictionaries using efficient pattern-matching algorithms to easily scale to all users and traffic, including encrypted traffic, to prevent, monitor or block unauthorized or sensitive data exfiltration. Our exact data match, or EDM, Index Document Match, or IDM, and Optical Character Recognition, or OCR, functionalities augment the accuracy and efficacy of our data loss prevention solution by enabling our customers to populate a custom database scaling to billions of unique fields, as well as unstructured documents. Our DLP policies can be enforced for inline data in motion and out-of-band for data at rest.
•Cloud Access Security Brokerage: Our Cloud Access Security Broker, or CASB, functionality and cloud application controls enable enterprises to discover and granularly control user access to known and unknown cloud applications. By doing Transport Layer Security, or TLS, inspection at scale, we provide malware protection, data loss prevention and CASB functions that can be performed both inline and out-of-band, for specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.

•File Type Controls: Our file type control functionality allows policies to be defined that control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.
•Browser Isolation: With cloud browser isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. This approach prevents sensitive data from being downloaded to unauthorized devices in bring-your-own-device environments or on shared public computers.
Secure Local Internet Breakouts – Our local internet breakout capability means traffic destined for the cloud no longer needs to be routed over a private Multiprotocol Label Switching, or MPLS, network to the data center. Traffic is now routed locally over the internet and directly to the cloud, providing for a faster experience and a significant reduction in MPLS network costs. Our core cloud platform services for local internet breakouts include:
•Firewall: Our cloud firewall was designed to protect users by inspecting internet traffic on all ports and protocols, and it offers user level policies, application identification with deep packet inspection and intrusion prevention.
•Bandwidth Control: Our bandwidth control and traffic shaping capabilities ensure that business critical applications are prioritized over non-business critical applications, improving productivity and user experience. By enforcing quality of service in the cloud, our platform enables the optimization of “last-mile” utilization of a customer’s network.
•DNS: Our Domain Name System, or DNS, filtering solution provides a local DNS resolver and enforces acceptable use policies.
Secure Private Application Access - Zscaler Private Access
Zscaler Private Access, or ZPA, provides Zero Trust Network Access, or ZTNA, to secure access to internally managed applications, either hosted internally in data centers or hosted in private or public clouds. ZPA is designed around four key tenets that fundamentally change the way users access internal applications:
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
Our ZPA solution includes broad functionality, which we categorize by the following areas:
•Secure Application Access: Our ZPA solution delivers seamless connectivity to internally managed applications and assets whether they are in the cloud, enterprise data center, or both. Administrators can set global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution eliminates the need for traditional remote access VPNs, reverse proxies and other similar products.
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
•Application Segmentation: Our architecture provides capabilities that enable user and application level segmentation, a vast improvement over traditional network segmentation. As each user-to-application connection is segmented with microtunnels, each of which is a temporary session between a specific user and a specific application, lateral movement across the network is prevented, significantly reducing security risk. Since users are granted access only to applications for which they have permission and are not granted full access to the network, microtunnels eliminate the need for an internal firewall.
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
•Deception: Our deception solution augments our customers' ability to detect the presence of an adversary in their network by deploying decoys and lures. These decoys can be leveraged to disrupt the adversary by detecting their presence in the network and initiating mitigation using automatic orchestration via the Zscaler platform and other third party solutions. Customers can quickly deploy these capabilities by leveraging a diverse library of built-in decoys including various types of applications, network components and IoT services. The high-fidelity low-volume alerts allow customers to implement meaningful automation workflows to prevent lateral spread.
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
Cloud Applications and Workload Security - Posture Control
Our Posture Control solution automatically identifies and remediates cloud service, application, and identity misconfigurations for assets deployed in public cloud infrastructure. The platform leverages a unified, graph-based database, correlating signals across several cloud security engines to identify and prioritize cloud risks and security incidents. Comprehensive integrations with other Zscaler products provide unprecedented breadth in capabilities for protecting cloud assets from buildtime to runtime. Our Posture Control solution is comprised of the following functionalities:
•Cloud Security Posture Management, or CSPM, automatically identifies and remediates application misconfigurations in SaaS, IaaS, and PaaS to reduce risk and ensure compliance with industry and organizational benchmarks.
•Cloud Infrastructure Entitlement Management, or CIEM detects and remediates excessive or unused cloud permissions and enforces least privileged access without disrupting productivity.
•Infrastructure as Code, or IaC, scanning analyzes a broad range of IaC templates to identify misconfigurations and other security issues prior to deployment to cloud infrastructure.
•Vulnerability Scanning leverages agentless technology to scan container and virtual machine assets for unpatched software vulnerabilities in both running cloud assets and in images stored in cloud registries.
•Data Loss Prevention, or DLP, leverages the same DLP technology offered with ZIA to identify and protect sensitive or exposed data in public cloud storage services, such as AWS S3.
Preventing Lateral Threat Movement in Public Clouds — Workload Segmentation
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
Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications, managing digital experience and scanning for exposures and misconfigurations. We designed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 340 issued and pending patents in the United States and other countries. Our cloud is distributed across more than 150 data centers on five continents and processes over 240 billion requests per day from users across 185 countries.

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
•Expand in existing customers. We leverage a land-and-expand approach with our existing customers to sell subscriptions for additional users, additional solutions and premium solution bundles that contain more functionality.

•Leverage channel partners to participate in cloud transformation initiatives. We have invested in establishing long-standing relationships with global telecommunications service providers and are expanding our network of global system integrators and regional telecommunications service providers and cloud-centric value-added resellers and public cloud marketplaces.
•Expansion and innovation of services. We continue to invest in research and development and acquire new technologies and products in order to add new and differentiated solutions to our existing product portfolio and to improve the overall functionality, reliability, availability and scalability of our cloud security platform.
•Expansion into additional market segments. We are primarily targeting the expansion of our immediate addressable market, emphasizing U.S. federal government agencies in the near- to medium-term as well as additional international markets in the Asia Pacific and Latin America regions.
We sell to enterprises of all sizes. As of July 31, 2022, we had over 6,700 customers, including over 600 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 51% of our revenue was from customers outside the United States for all periods presented. No end customer contributed more than 10% of our revenue in fiscal 2022, fiscal 2021 or fiscal 2020.
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
Our channel partners consist of global telecommunications service providers, system integrators, value-added reseller partners and public cloud marketplaces, and we leverage their relationships to expand our reach, improve procurement and accelerate customer fulfillment.
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
Our platform has received ISO 27001 certification since 2014. In addition, since 2017 we received and currently maintain ISO 27701, 27018 and 27017 certifications. We are also SOC2, SOC 3 and CSA-STAR compliant. In 2022, we received our HIPAA compliance and NIST 800-63C.
We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP High level for ZPA and Impact Level 5 with the DOD. In addition, we are authorized at both the FedRAMP Moderate and high levels for ZIA. We also hold ITAR, DFARS, FIPS, CJIS and VPAT 508 in our government portfolio. We also became the first cloud-based SaaS security company to achieve StateRamp for state and local governments, and have received TXRamp in Texas. Internationally, we are IRAP Protected and OAPRA in Australia, Cyber Essentials and G-Cloud in the UK, C5 in Germany and “in process” for ITSG-33 Prob B in Canada and ISMAP in Japan.
Research and Development
Our research and development organization is responsible for the design, architecture, operation and quality of our cloud platform. In addition to improving on our features and functionality, this organization works closely with our cloud operations team to ensure that our platform is reliable, available and scalable. ThreatLabZ, our internal team of security experts, researchers and network engineers, analyzes the global threat landscape, works to eliminate threats across our cloud platform and reports on emerging security issues.
Research and development expense was $289.1 million, $174.7 million and $97.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India, Canada, Israel and Spain.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2022, we had 340 issued patents and pending patent applications, including 155 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2041 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our platform infringes their intellectual property rights. In particular, leading companies in our industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies and non-practicing entities, have in the past and may in the future, assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.
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
Human Capital
As of July 31, 2022, we had a total of 4,975 employees, including 2,737 employees located outside the United States, with the majority of non-US based employees located in India. None of our U.S. based employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
Zscaler's vision is to create a world in which the exchange of information is always secure and seamless. Ensuring that our people and culture are aligned with this vision is critical to our success. In order to continue to innovate and to execute our business strategy, we must attract, develop, and retain skilled employees, particularly in the areas of product development, engineering, sales and customer success. Our position as a market leader enables us to be a destination for cybersecurity talent looking to innovate and contribute to enabling digital transformation, and while hiring and retaining employees with expertise in cybersecurity has become more difficult due to increased competition for talent, we have added 1,822 new employees over the past 12 months in response to growing customer interest in and demand for our products.
We understand the importance of human capital so investing in our culture, talent development, compensation and benefits, and diversity and inclusion continues to be a priority.

Our Culture

Our culture is about creating an environment where a global and diverse workforce can contribute their best work to help our customers and our business succeed. We believe that our journey to be the best starts by creating a workplace where the most talented people share our values and seek the opportunity to make a difference by providing better cybersecurity to individuals and organizations around the world. Zscaler's cultural values are:
•Teamwork - We respect people for their diverse perspectives and backgrounds and are able to disagree while remaining respectful. We are open minded and work towards the best solution. This mindset leads us to put the team’s needs before personal needs; we win when the team wins.
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
We receive feedback on our culture from our employees through multiple surveys throughout the year, including our annual Employee Engagement Survey. In fiscal 2022, 86% of our employees participated in the survey. We found that 87% of responding employees are highly engaged and 94% of responding employees are aligned with our strategic direction. We also monitor feedback through external sources, such as Glassdoor, where we were named one of Glassdoor’s 2022 “Best Places to Work” for the second year in a row. We ultimately view and measure the success of our culture by our ability to sustain great business results.
Talent Development

We invest in our employees through a suite of programs to develop their talent and skills as our business grows. Over the past year, this intentional approach to talent development has led to us being able to promote 22% of our global workforce. We operate a program called “Leading at Z” that establishes clear expectations, enables measurement and feedback, and ensures that our people managers have access to the development programming which helps them to live by our leadership principles. In addition, new employees in our customer care and success teams are enrolled in structured sales training to complete internal certifications. Our technical teams have access to live and online training resources and participate in frequent company tech talks where training on best practices and latest developments are shared. In 2021, we launched “Zscaler Elevate,” our internal mentorship program to support employee career and personal growth; we now have more than 450 employees engaged as mentors, mentees or both.
To supplement our internal resources, we partner with leading development organizations and tools. In 2022, we invested in partnerships with leading executive coaching organizations to offer even more focused development for key leaders. We offer tuition reimbursement for eligible employees to further enhance their career growth through higher education.

Compensation and Benefits
We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for annual bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for their long-term incentives to vest. We offer an Employee Stock Purchase Plan which allows employees to contribute a percentage of their wages to purchase our stock at a discount. In addition to cash and equity compensation, we offer our employees a robust portfolio of benefits, such as health, wellbeing and retirement programs, to meet their individual and family needs. In fiscal 2022, we extended our global parental leave benefits to 18 weeks of fully paid maternity leave and 8 weeks of paternity leave so that new parents and caregivers have more time to spend with their families and loved ones.
Diversity, Equity and Inclusion
We believe that a diversity of backgrounds, experiences and thinking contributes to creating a culture that enables innovation, execution and performance. At the end of fiscal 2022, women represented 23% of our global workforce in 26 countries and underrepresented racial and ethnic minorities represented 8% of our U.S. based employees.
We have taken steps to address the diversity challenges that we face in the cybersecurity industry. We initiated a hiring practice where our recruiters strive to build a talent pipeline that is diverse at the top of the hiring funnel, connecting with candidates from under-represented groups.
Our Diversity, Equity & Inclusion Committee is comprised of leaders across the organization that acknowledge, value, encourage and support a diverse and inclusive workforce for all our employees. Our company supports the following employee resource groups: Women in Zscaler Engage, Asian American Pacific Islander Employees at Zscaler, Black Employees at Zscaler, Latinx and Hispanic at Zscaler, Pride at Zscaler and Veterans at Zscaler. In addition to running company-wide events and programs to share perspectives, these groups provide safe places for employees to connect with colleagues facing similar professional and personal challenges.
To further support our efforts, we offer courses for diversity awareness and training on topics such as managing bias. In 2022, we invested in a cohort-based executive leadership program that builds the capabilities of the next generation of women leaders at Zscaler. Our foundational leadership programs emphasize the role of diversity in building high performing teams. We have also hosted external diversity events, for example, bringing together accomplished women technology leaders to share their experiences with the broader community.
Health, Safety and Wellbeing
The health and safety of our employees is our top priority. We recognize the need to create a flexible working environment that balances collaboration, innovation, and connectivity with personal preferences for employees to do their best work. We have taken steps to look after the holistic wellness experience for our employees with “Wellbeing at Z” our wellness program that supports employees across four pillars:
•Physical: We offer preventative health programs and benefits focused on physical activity, nutrition, and self-care.
•Emotional: We provide an enhanced employee-assistance program dedicated to encouraging employees and family members to approach their mental health proactively along with resources to manage stress and anxiety in the workplace and beyond.
•Social: We help employees build relationships and cultivate a sense of belonging through our community programs, six employee resource groups, and mentoring opportunities.
•Financial: We provide education, tools, and benefits that help our people understand and plan for their financial future.

Wellbeing at Z has been designed to meet the health needs of our employees through connection and support with flexibility for local and specific-group needs. We will continue to review and invest in programs to provide for the health, safety and well-being of our employees.
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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in this section below this summary. The principal factors and uncertainties that make investing in our common stock risky include, among others:
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
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and
•the impact of the ongoing COVID-19 pandemic, including the resulting global economic disruptions, remains uncertain and may have a material adverse impact on our business.

Risks Related to Our Business
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $390.3 million, $262.0 million and $115.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of July 31, 2022, we had an accumulated deficit of $991.9 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
If organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected.
Cloud technologies are still evolving, and it is difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are becoming increasingly dependent on the internet as they move their applications and data to the cloud. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. However, traditional on-premises security appliances are entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict market acceptance of our cloud platform, or the success of competing products, services or technologies based on other technologies. If we fail to achieve market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.
If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions, including as a result of COVID-19 and increased inflation, which has disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, leisure and retail. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.

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
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new products and services and improvements of existing products and services. Our business model of delivering security through the cloud rather than legacy on-premises appliances, while gaining support, has not yet achieved widespread market adoption. Moreover, we compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and have also introduced cloud-based services that purport to have functionality similar to our cloud platform. We expect competition to increase as other established and emerging companies enter the security solutions market, in particular with respect to cloud-based security solutions, as customer requirements evolve and as new products, services and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may introduce similar or superior products, services and technologies that compete with our cloud platform. In addition, large companies with substantial communications infrastructure, such as global telecommunications services provider partners or public cloud providers, could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.

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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as most of our work force continues working from home on a full time or part time basis. As we re-open offices, we also face the unknown impact to employees who do not wish to return to the office, either full time or part time. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2022, 34% of our revenue for fiscal 2021 and 40% of our revenue for fiscal 2020. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of economic conditions, including the ongoing impact to the global and U.S. economies as a result of COVID-19, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.
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
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, many of our personnel continue to work remotely, which may pose additional data security risks.

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
Our cloud platform must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security services to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform to allow us to continue to provide services to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers will be adversely affected. We believe that successfully delivering our cloud solution requires a particularly high level of customer support and engagement. We or our channel partners must successfully assist our customers in deploying our cloud platform, resolving performance issues, addressing interoperability challenges with a customer’s existing network and security infrastructure and responding to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, many of whom continue to work remotely. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. In addition, the United States and other regions in which we operate are experiencing an acute workforce shortage for highly skilled workers, which in turn, has created a hyper-competitive wage environment that may impact our ability to attract and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, certain of our key employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages, delivery delays and price increases in the past, and we may experience shortages, delays or materially increased costs, including as a result of natural disasters, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. For example, though global economic conditions have not yet had a material impact on our supply chain, these conditions have resulted in increased costs and could result in disruptions and delays for these components in the future. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.

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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use and storage of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. Just within the U.S., privacy laws in Colorado, Connecticut, Utah, and Virginia, and significant changes to California’s primary privacy law, will go into effect in 2023 and a federal data privacy law is being considered. The number of emerging and existing data privacy laws creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and telecommunications services jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. For example, evolving obligations relating to data transfers outside of the European Economic Area, Switzerland, and the United Kingdom impose additional due diligence and other measures in the procurement process and uncertainty regarding compliance approaches. These and other new and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51%, 51% and 51% of our revenue from our international customers in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of July 31, 2022, approximately 55% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States is experiencing an acute workforce shortage, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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
The impact of economic conditions, including the ongoing effects of COVID-19, increasing inflation and potential regional or global recessions could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our services.

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
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside the United States, and is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Canadian Dollar, Australian Dollar and Japanese Yen, and is subject to fluctuations due to changes in foreign currency exchange rates. We are also exposed to the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies.
We have a foreign currency risk management program, in which we enter into foreign currency forward contracts which we designate as cash flow hedges. We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The use of these hedging activities may not be successful in effectively mitigating the potentially adverse impact on our financial statements due to unfavorable movements in foreign currency exchange rates.
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
We are expanding our international operations and staff to support our business in international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, global minimum taxes (such as the framework agreed to by members of the Organization for Economic Cooperation and Development in 2022), and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. For example, certain jurisdictions have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $2,016.3 million and $700.0 million, respectively, available to offset future taxable income. Beginning in 2027, $177.7 million of the federal net operating losses will begin to expire. The remaining $1,838.6 million of the federal net operating losses will carry forward indefinitely. Beginning in 2024, $532.3 million of state net operating losses will begin to expire at different periods. The remaining $167.7 million of state net operating losses will carry forward indefinitely. As of July 31, 2022 and 2021, we had foreign net operating loss carryforward of $67.8 million and $54.6 million, respectively, all of which may be carried forward indefinitely.
As of July 31, 2022, we also had U.S. federal and California research and development tax credits of $56.2 million and $41.8 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines, COVID-19 continues to spread throughout the United States and globally, particularly in regions where we and our customers have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants of COVID-19. In April 2022 we began re-opening certain of our offices and have invited employees to return to work on a voluntary basis. While employee health and safety remains a top priority, permitting employees to return to work may expose them to increased health risks which could negatively impact productivity and employee morale. Although there has been an easing of restrictions in many jurisdictions, some or all of those restrictions could be reinstated in the future to manage a resurgence or new outbreak of COVID-19.
While we have not to date experienced a significant impact to our business, operations or financial results as a result of COVID-19, there can be no assurance that these or similar events will not have a material adverse impact on our business, operations or financial results in subsequent quarters or fiscal years.

Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of July 31, 2022, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 50.5% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.8% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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
During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended July 31, 2022, the conditions allowing holders of the Notes to convert was not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. This standard will result in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This will further eliminate the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity will be classified to debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, in India, where we have a significant facility, or where a key channel partner or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Following the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space (the "leased premises") under a sublease agreement that expires in 2026. We initially occupied approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy expected to occur by October 2025. We also maintain offices elsewhere in the United States, including in Alpharetta, Georgia; Burlington, Massachusetts; Boston, Massachusetts; Plano, Texas; Raleigh, North Carolina; and Tysons, Virginia, as well as multiple locations internationally, including in Australia, Austria, Canada, Costa Rica, France, Germany, India, Japan, Netherlands, Singapore, Spain, Sweden, Switzerland, Israel and the United Kingdom. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
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
Holders of Record
As of July 31, 2022, we had 60 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2022.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
In connection with a business acquisition completed during the three months ended July 31, 2022, we agreed to issue a total of 105,568 shares of our common stock as consideration for certain key employees. These awards are subject to time-based vesting.
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
We have presented below the cumulative total return to our stockholders between March 16, 2018 (the date our common stock commenced trading on the Nasdaq) through July 31, 2022 in comparison to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	March 16, 2018 (*)	July 31, 2018	July 31, 2019	July 31, 2020	July 31, 2021	July 31, 2022
Zscaler, Inc.	$100.00	$107.00	$255.36	$393.48	$714.88	$469.88
S&P 500 Index	$100.00	$104.56	$112.91	$126.41	$172.48	$164.48
S&P 500 Information Technology Index	$100.00	$105.06	$121.58	$168.89	$236.49	$223.46
_____
(*) Base period.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30, and July 31. Our fiscal years ended July 31, 2022, July 31, 2021 and July 31, 2020 are referred to as fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2022, we had expanded our operations to over 6,700 customers across major industries, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their digital transformation, including more than 600 of the Forbes Global 2000 as of July 31, 2022.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2022, fiscal 2021 and fiscal 2020, our revenue was $1,090.9 million, $673.1 million and $431.3 million, respectively. We have incurred net losses in all periods since our inception. For fiscal 2022, fiscal 2021 and fiscal 2020, our net loss was $390.3 million, $262.0 million and $115.1 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impacts of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. In April of 2022, we began re-opening certain of our offices. We have also permitted optional business travel and invited employees to return to work on a voluntary basis. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2022, 2021 and 2020, we had over 6,700, 5,600 and 4,500 customers, respectively, across all major geographies. As of July 31, 2022, we had over 600 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended July 31, 2022 and 2021, the dollar-based net retention rate was above 125%.
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

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
GAAP Gross profit	$848,664	$522,783	$335,536
Add:
Stock-based compensation expense and related payroll taxes	25,292	15,272	7,851
Amortization expense of acquired intangible assets	7,975	6,468	2,030
Non-GAAP gross profit	$881,931	$544,523	$345,417
GAAP Gross margin	78%	78%	78%
Non-GAAP gross margin	81%	81%	80%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, certain litigation-related expenses, amortization expense of acquired intangible assets and asset impairment related to facility exit. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. The excluded litigation-related expenses are professional fees and related costs incurred by us in defending or settling against significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. There are many uncertainties and potential outcomes associated with any litigation, including the expense of litigation, timing of such expenses, court rulings, unforeseen developments, complications and delays, each of which may affect our results of operations from period to period, as well as the unknown magnitude of the potential loss relating to any lawsuit, all of which are inherently subject to change, difficult to estimate and could adversely affect our results of operations.

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
GAAP loss from operations	$(327,429)	$(207,812)	$(113,956)
Add:
Stock-based compensation expense and related payroll taxes	430,020	278,562	129,636
Litigation-related expenses	—	—	18,356
Amortization expense of acquired intangible assets	9,010	6,795	3,384
Asset impairment related to facility exit(1)	—	416	746
Non-GAAP income from operations	$111,601	$77,961	$38,166
GAAP operating margin	(30)%	(31)%	(26)%
Non-GAAP operating margin	10%	12%	9%
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
Change in Non-GAAP Measures Presentation
Effective August 1, 2020, the beginning of our fiscal year ended July 31, 2021, we began to present employer payroll taxes related to employee equity award transactions, which is a cash expense, as part of stock-based compensation expense in our non-GAAP results. These payroll taxes have been excluded from our non-GAAP results as they are tied to the timing and size of the exercise or vesting of the underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. Prior period amounts have been recast to conform to this presentation.
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan ("ESPP"), for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of July 31, 2022, the accrued employee payroll contributions to our ESPP was $4.7 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2023.

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$321,912	$202,040	$79,317
Less:
Purchases of property, equipment and other assets	(69,296)	(48,165)	(43,072)
Capitalized internal-use software	(21,284)	(10,132)	(8,737)
Free cash flow	$231,332	$143,743	$27,508
As a percentage of revenue:
Net cash provided by operating activities	30%	30%	18%
Less:
Purchases of property, equipment and other assets	(7)	(7)	(10)
Capitalized internal-use software	(2)	(2)	(2)
Free cash flow margin	21%	21%	6%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $547.5 million, or 59%, in fiscal 2022 over fiscal 2021, and $384.1 million, or 70%, in fiscal 2021 over fiscal 2020. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Revenue	$1,090,946	$673,100	$431,269
Add: Total deferred revenue, end of period	1,021,123	630,601	369,767
Less: Total deferred revenue, beginning of period	(630,601)	(369,767)	(251,202)
Calculated billings	$1,481,468	$933,934	$549,834

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97%, 97% and 98% of our revenue for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
As our customers expand and increase the use of our cloud platform, driven by additional applications and connected devices, our cost of revenue will increase due to higher bandwidth and data center expenses. However, we expect to continue to benefit from economies of scale as our customers increase the use of our cloud platform. We intend to continue to invest additional resources in our cloud platform and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses. We capitalize our sales commissions and associated payroll taxes and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of expenses previously deferred as attributable to each period presented in this Annual Report on Form 10-K, as described below under "Critical Accounting Policies and Estimates."
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
Research and Development
Our research and development expenses support our efforts to add new products, new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification and support, of these solutions. Accordingly, a majority of our research and development expenses result from employee-related expenses, including salaries, bonuses and benefits, stock-based compensation expense and expenses associated with technology tools used by our engineers. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, as we continue to invest in research and development efforts to enhance the functionality of our cloud platform, improve the reliability, availability and scalability of our platform and access new customer markets. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses and other related expenses necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period, as they are inherently subject to change and difficult to estimate.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions in which we conduct business, offset by the tax benefit for excess stock-based compensation expense deduction, acquisition of intangible assets and refund of withholding taxes related to prior fiscal periods. We have not recorded any U.S. federal income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, and requires the mandatory capitalization and amortization of these expenses over five or 15 years. We are currently assessing the impact of the provision; however, a material impact to cash taxes is not expected due to available net operating losses and tax credits.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Revenue	$1,090,946	$673,100	$431,269
Cost of revenue(1)(2)	242,282	150,317	95,733
Gross profit	848,664	522,783	335,536
Operating expenses:
Sales and marketing(1)(2)	735,219	459,407	277,981
Research and development(1)(2)	289,139	174,653	97,879
General and administrative(1)(3)(4)	151,735	96,535	73,632
Total operating expenses	1,176,093	730,595	449,492
Loss from operations	(327,429)	(207,812)	(113,956)
Interest income	4,586	2,812	6,477
Interest expense(5)	(56,579)	(53,364)	(5,025)
Other income (expense), net	(4,208)	1,186	(224)
Loss before income taxes	(383,630)	(257,178)	(112,728)
Provision for income taxes	6,648	4,851	2,388
Net loss	$(390,278)	$(262,029)	$(115,116)
_____
(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$25,292	$15,272	$7,851
Sales and marketing	202,211	144,273	71,468
Research and development	123,422	73,238	31,937
General and administrative	79,095	45,779	18,380
Total	$430,020	$278,562	$129,636

(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$7,975	$6,468	$2,030
Sales and marketing	704	327	74
Research and development	331	—	1,280
Total	$9,010	$6,795	$3,384

(3) Includes asset impairment related to facility exit as follows:	$—	$416	$746

(4) Includes litigation-related expenses as follows:	$—	$—	$18,356

(5) Includes amortization of debt discount and issuance costs as follows:	$55,141	$51,923	$4,885

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	22	22	22
Gross margin	78	78	78
Operating expenses
Sales and marketing	67	68	64
Research and development	27	26	23
General and administrative	14	15	17
Total operating expenses	108	109	104
Operating margin	(30)	(31)	(26)
Interest income	—	1	1
Interest expense	(5)	(8)	(1)
Other income (expense), net	—	—	—
Loss before income taxes	(35)	(38)	(26)
Provision for income taxes	1	1	1
Net loss	(36)%	(39)%	(27)%

Comparison of Fiscal 2022 and Fiscal 2021
Revenue

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$1,090,946	$673,100	$417,846	62%
Revenue increased by $417.8 million, or 62%, in fiscal 2022, compared to fiscal 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $337.6 million in additional revenue. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 20% from July 31, 2021 to July 31, 2022.

Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$242,282	$150,317	$91,965	61%
Gross margin	78%	78%
Cost of revenue increased by $92.0 million, or 61%, in fiscal 2022, compared to fiscal 2021. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $42.4 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $41.6 million, inclusive of an increase of $9.8 million in stock-based compensation expense, driven primarily by a 70% increase in headcount in our customer support and cloud operations organizations from July 31, 2021 to July 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $2.5 million for professional services and $2.0 million for facility and IT services.
Gross margin remained flat at 78% for fiscal 2022 compared to fiscal 2021 as our cost of providing our services were proportionately offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing	$735,219	$459,407	$275,812	60%
Sales and marketing expenses increased by $275.8 million, or 60%, for fiscal 2022, compared to fiscal 2021. The increase was primarily due to a 54% increase in headcount from July 31, 2021 to July 31, 2022, resulting in an increase of $201.1 million in employee-related expenses, inclusive of an increase of $58.0 million in stock-based compensation expense, and an increase of $32.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $23.0 million in marketing and advertising expense, $17.1 million in travel expenses, $16.0 million for facility and IT services and $11.4 million for professional services.
Research and Development Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development	$289,139	$174,653	$114,486	66%
Research and development expenses increased by $114.5 million, or 66%, for fiscal 2022, compared to fiscal 2021 as we continued to develop and enhance the functionality of our cloud platform. The increase was primarily driven by an increase of $109.4 million in employee-related expenses, inclusive of an increase of $50.5 million in stock-based compensation expense, driven by a 54% increase in headcount from July 31, 2021 to July 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $11.1 million in facility, software and equipment related expenses to support our growth and $2.9 million for professional services. This increase was partially offset by higher capitalized internal-use software development costs of $10.6 million to support the enhancement and growth of our cloud platform.

General and Administrative Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative	$151,735	$96,535	$55,200	57%
General and administrative expenses increased by $55.2 million, or 57%, for fiscal 2022, compared to fiscal 2021. The overall increase was primarily due to an increase of $48.7 million in employee-related expenses, inclusive of an increase of $32.7 million in stock-based compensation expense, driven in part by a 65% increase in headcount from July 31, 2021 to July 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $2.6 million for facility and IT services.
Interest Income

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$4,586	$2,812	$1,774	63%
Interest income increased by $1.8 million, or 63%, for fiscal 2022, compared to fiscal 2021. The increase was primarily driven by increased interest rates and our increased holdings of cash equivalents and short-term investments.
Interest Expense

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(56,579)	$(53,364)	$(3,215)	6%
Interest expense increased by $3.2 million for fiscal 2022, compared to fiscal 2021 as a result of amortization of debt discount and recognition of contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 9, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Income (expense), net

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(4,208)	$1,186	$(5,394)	(455)%
Other income (expense), net decreased by $5.4 million for fiscal 2022, compared to fiscal 2021. The decrease was primarily driven by fluctuations in foreign currency transaction gains and losses.

Provision for Income Taxes

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$6,648	$4,851	$1,797	37%
Our provision for income taxes increased by $1.8 million, or 37%, for fiscal 2022, compared to fiscal 2021, primarily related to income and withholding taxes in the foreign jurisdictions in which we operate. The increase in the provision for income taxes was due to the increase in our non-U.S. pre-tax income in the foreign jurisdictions in which we conduct business. The provision for income taxes in fiscal 2022 was offset by an income tax benefit of $1.0 million associated with the acquisition of intangible assets from ShiftRight, Inc.("ShiftRight") and another business acquisition, and by an income tax benefit of $1.5 million for the refund of withholding taxes related to prior fiscal periods. For further information, refer to Note 14, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (1.7)% and (1.9)% in fiscal 2022 and fiscal 2021, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.
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
Revenue increased by $241.8 million, or 56%, in fiscal 2021, compared to fiscal 2020. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $179.5 million in additional revenue. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 23% from July 31, 2020 to July 31, 2021.
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
Gross margin remained flat at 78% for fiscal 2021 compared to fiscal 2020 as our cost of providing our services were proportionately offset by growth in our revenue.
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
Interest income decreased by $3.7 million, or (57)%, for fiscal 2021, compared to fiscal 2020. The decrease was primarily driven by lower market interest rates earned on cash equivalents and short-term investments.

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

Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,731.3 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $991.9 million as of July 31, 2022. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, and the impact of COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, we had deferred revenue of $1,021.1 million, of which $923.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

As of July 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$321,912	$202,040	$79,317
Net cash provided by (used in) investing activities	$374,063	$(109,668)	$(1,038,162)
Net cash provided by financing activities	$41,337	$41,675	$1,022,212
Operating Activities
Net cash provided by operating activities during fiscal 2022 was $321.9 million, which resulted from a net loss of $390.3 million, adjusted for non-cash charges of $614.7 million and net cash inflows of $97.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $409.6 million for stock-based compensation expense, $68.5 million for amortization of deferred contract acquisition costs, $55.1 million for amortization of debt discount and issuance costs, $40.5 million for depreciation and amortization expense, $25.6 million for non-cash operating lease costs, $9.0 million for amortization expense of acquired intangible assets and $6.6 million for amortization of investment premiums, net of accretion of purchase discounts.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $391.2 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $18.3 million in accrued compensation, an increase of $14.4 million in accounts payable and an increase of $13.4 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $158.5 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $143.3 million in accounts receivable primarily due to timing of billings and collections, a decrease of $27.7 million in operating lease liabilities primarily due to lease payments and an increase of $10.3 million in prepaid expenses, other current and noncurrent assets.
Net cash provided by operating activities during fiscal 2021 was $202.0 million, which resulted from a net loss of $262.0 million, adjusted for non-cash charges of $418.5 million and net cash inflows of $45.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $258.5 million for stock-based compensation expense, $51.9 million for amortization of debt discount and issuance costs, $40.6 million for amortization of deferred contract acquisition costs, $29.7 million for depreciation and amortization expense, $21.0 million for non-cash operating lease costs, $11.7 million for amortization of investments premiums, net of accretion of purchase discounts, $6.8 million for amortization expense of acquired intangible assets, partially offset by deferred income taxes of $2.4 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $262.4 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $43.9 million in accrued compensation, an increase of $7.5 million in accounts payable and an increase of $6.5 million in accrued expenses, other current and noncurrent liabilities. Net cash inflows were partially offset by cash outflows resulting from an increase of $137.7 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $111.6 million in accounts receivable primarily due to timing of billings and collections, a decrease of $22.1 million in operating lease liabilities primarily due to lease payments and an increase of $3.4 million in prepaid expenses, other current and noncurrent assets.
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
Investing Activities
Net cash provided by investing activities during fiscal 2022 of $374.1 million was primarily attributable to the proceeds from the maturities of short-term investments of $1,334.9 million. These activities were partially offset by purchases of short-term investments of $844.9 million, capital expenditures of $90.6 million, primarily to support the growth and expansion of our cloud platform and $25.3 million, for payments for business acquisitions, net of cash acquired in connection with our acquisition of ShiftRight and another business acquisition.
Net cash used in investing activities during fiscal 2021 of $109.7 million was primarily attributable to the purchases of short-term investments of $815.5 million, capital expenditures of $58.3 million, primarily to support the growth of our cloud platform, $40.5 million for payments for business acquisitions, net of cash acquired, in connection with our acquisitions of Trustdome and Smokescreen and $3.1 million for strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $807.7 million.
Net cash used in investing activities during fiscal 2020 of $1,038.2 million was primarily attributable to the purchases of short-term investments of $1,255.6 million, capital expenditures of $51.8 million to support the growth of our cloud platform, $39.6 million for payments for business acquisitions, net of cash acquired, in connection with our acquisitions of Cloudneeti and Edgewise and $2.0 million for strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $310.9 million.
Financing Activities
Net cash provided by financing activities of $41.3 million during fiscal 2022 was primarily attributable to $34.6 million in proceeds from issuance of common stock under the ESPP and $6.9 million in proceeds from the exercise of stock options.
Net cash provided by financing activities of $41.7 million during fiscal 2021 was attributable to $25.7 million in proceeds from issuance of common stock under the ESPP and $18.2 million in proceeds from the exercise of stock options.

These transactions were partially offset by a payment of deferred merger consideration related to a business acquisition for $2.3 million.
Net cash provided by financing activities of $1,022.2 million during fiscal 2020 was attributable to $1,130.5 million in proceeds from the issuance of our Notes, net of debt discount and issuance costs, $21.6 million in proceeds from the exercise of stock options and $15.3 million in proceeds from issuance of common stock under the ESPP. These transactions were partially offset by purchases of capped calls for $145.2 million related to issuance of the Notes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our convertible senior notes, real estate arrangements, co-location and bandwidth arrangements and non-cancelable purchase obligations. For additional information, Refer to Note 9, Convertible Senior Notes, Note 10, Operating Leases and Note 11, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Interest Rate Risk
As of July 31, 2022, we had cash, cash equivalents and short-term investments totaling $1,731.3 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2022, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $4.9 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British

Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the consolidated financial statements for fiscal 2022, fiscal 2021 and fiscal 2020.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition – Identifying and evaluating terms and conditions in contracts
As described in Note 1 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the fiscal year ended July 31, 2022, the Company’s revenue was $1,090.9 million.
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
September 15, 2022

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,013,210	$275,898
Short-term investments	718,129	1,226,654
Accounts receivable, net	399,745	257,109
Deferred contract acquisition costs	86,210	57,373
Prepaid expenses and other current assets	39,353	31,269
Total current assets	2,256,647	1,848,303
Property and equipment, net	160,633	108,576
Operating lease right-of-use assets	72,357	44,339
Deferred contract acquisition costs, noncurrent	210,792	149,657
Acquired intangible assets, net	31,819	32,129
Goodwill	78,547	58,977
Other noncurrent assets	21,870	15,650
Total assets	$2,832,665	$2,257,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,154	$12,547
Accrued expenses and other current liabilities	46,496	22,908
Accrued compensation	111,948	93,622
Deferred revenue	923,749	571,286
Operating lease liabilities	26,100	19,842
Total current liabilities	1,134,447	720,205
Convertible senior notes, net	968,674	913,538
Deferred revenue, noncurrent	97,374	59,315
Operating lease liabilities, noncurrent	50,948	31,225
Other noncurrent liabilities	7,922	4,453
Total liabilities	2,259,365	1,728,736
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2022 and 2021, respectively; no shares issued and outstanding as of July 31, 2022 and 2021	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2022 and 2021, respectively; 143,038 and 138,662 shares issued and outstanding as of July 31, 2022 and 2021, respectively	143	139
Additional paid-in capital	1,590,885	1,131,006
Accumulated other comprehensive loss	(25,850)	(650)
Accumulated deficit	(991,878)	(601,600)
Total stockholders’ equity	573,300	528,895
Total liabilities and stockholders’ equity	$2,832,665	$2,257,631

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2022	2021	2020
Revenue	$1,090,946	$673,100	$431,269
Cost of revenue	242,282	150,317	95,733
Gross profit	848,664	522,783	335,536
Operating expenses:
Sales and marketing	735,219	459,407	277,981
Research and development	289,139	174,653	97,879
General and administrative	151,735	96,535	73,632
Total operating expenses	1,176,093	730,595	449,492
Loss from operations	(327,429)	(207,812)	(113,956)
Interest income	4,586	2,812	6,477
Interest expense	(56,579)	(53,364)	(5,025)
Other income (expense), net	(4,208)	1,186	(224)
Loss before income taxes	(383,630)	(257,178)	(112,728)
Provision for income taxes	6,648	4,851	2,388
Net loss	$(390,278)	$(262,029)	$(115,116)
Net loss per share, basic and diluted	$(2.77)	$(1.93)	$(0.89)
Weighted-average shares used in computing net loss per share, basic and diluted	140,895	135,654	129,323

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2022	2021	2020
Net loss	$(390,278)	$(262,029)	$(115,116)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(12,083)	(486)	195
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(20,130)	(228)	—
Net realized losses (gains) reclassified into net loss	7,013	(399)	—
Net change on cash flow hedges	(13,117)	(627)	—
Other comprehensive income (loss)	(25,200)	(1,113)	195
Comprehensive loss	$(415,478)	$(263,142)	$(114,921)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	127,253	$127	$532,618	$268	$(224,455)	$308,558
Issuance of common stock upon exercise of stock options	3,450	4	21,598	—	—	21,602
Issuance of common stock under the employee stock purchase plan	817	1	15,332	—	—	15,333
Vesting of restricted stock units and other stock issuances	1,297	1	(1)			—
Vesting of early exercised stock options	—	—	463	—	—	463
Stock-based compensation	—	—	125,675	—	—	125,675
Equity component of convertible senior notes, net of deferred tax	—	—	273,364	—	—	273,364
Purchases of capped calls related to convertible senior notes	—	—	(145,245)	—	—	(145,245)
Other comprehensive income	—	—	—	195	—	195
Net loss	—	—	—	—	(115,116)	(115,116)
Balance as of July 31, 2020	132,817	133	823,804	463	(339,571)	484,829
Issuance of common stock upon exercise of stock options	2,466	3	18,218	—	—	18,221
Issuance of common stock under the employee stock purchase plan	338	—	25,704	—	—	25,704
Vesting of restricted stock units and other stock issuances	3,041	3	(3)	—	—	—
Vesting of early exercised stock options	—	—	93	—	—	93
Stock-based compensation	—	—	263,190	—	—	263,190
Other comprehensive loss	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	(262,029)	(262,029)
Balance as of July 31, 2021	138,662	139	1,131,006	(650)	(601,600)	528,895
Issuance of common stock upon exercise of stock options	905	—	6,943	—	—	6,943
Issuance of common stock under the employee stock purchase plan	319	—	34,649	—	—	34,649
Vesting of restricted stock units and other stock issuances	3,152	4	1,699	—	—	1,703
Stock-based compensation	—	—	416,588	—	—	416,588
Other comprehensive loss	—	—	—	(25,200)	—	(25,200)
Net loss	—	—	—	—	(390,278)	(390,278)
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(390,278)	$(262,029)	$(115,116)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	40,456	29,663	17,734
Amortization expense of acquired intangible assets	9,010	6,795	3,384
Amortization of deferred contract acquisition costs	68,531	40,558	24,922
Amortization of debt discount and issuance costs	55,141	51,923	4,885
Non-cash operating lease costs	25,626	20,995	13,555
Stock-based compensation expense	409,562	258,535	121,395
Amortization of investment premiums, net of accretion of purchase discounts	6,580	11,715	50
Deferred income taxes	(562)	(2,406)	(1,172)
Impairment of assets	—	416	746
Other	395	307	321
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(143,336)	(111,605)	(54,222)
Deferred contract acquisition costs	(158,503)	(137,673)	(65,052)
Prepaid expenses, other current and noncurrent assets	(10,287)	(3,388)	(13,580)
Accounts payable	14,358	7,451	862
Accrued expenses, other current and noncurrent liabilities	13,377	6,532	2,292
Accrued compensation	18,326	43,877	27,900
Deferred revenue	391,179	262,425	118,017
Operating lease liabilities	(27,663)	(22,051)	(7,604)
Net cash provided by operating activities	321,912	202,040	79,317
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(69,296)	(48,165)	(43,072)
Capitalized internal-use software	(21,284)	(10,132)	(8,737)
Payments for business acquisitions, net of cash acquired	(25,287)	(40,530)	(39,601)
Strategic investments	—	(3,077)	(2,000)
Purchases of short-term investments	(844,944)	(815,480)	(1,255,629)
Proceeds from maturities of short-term investments	1,334,874	785,217	289,785
Proceeds from sale of short-term investments	—	22,499	21,092
Net cash provided by (used in) investing activities	374,063	(109,668)	(1,038,162)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	6,943	18,221	21,602
Proceeds from issuance of common stock under the employee stock purchase plan	34,649	25,704	15,333
Payment of deferred consideration related to business acquisitions	(250)	(2,250)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,130,522
Purchases of capped calls related to convertible senior notes	—	—	(145,245)
Other	(5)	—	—
Net cash provided by financing activities	41,337	41,675	1,022,212
Net increase in cash and cash equivalents(1)	737,312	134,047	63,367
Cash and cash equivalents at beginning of period(1)	275,898	141,851	78,484
Cash and cash equivalents at end of period(1)	$1,013,210	$275,898	$141,851

(1) We did not hold restricted cash for any periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended July 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$5,606	$4,144	$2,525
Cash paid for interest	$1,438	$1,462	$—
Non-Cash Activities
Net change in purchased equipment included in accounts payable and accrued expenses	$(997)	$14	$(1,486)
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$51,962	$27,627	$31,673
Vesting of early exercised common stock options	$—	$93	$463

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, Europe and Asia. Our headquarters are in San Jose, California.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2022, for example, refer to our fiscal year ended July 31, 2022.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software development costs, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of convertible senior notes and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the consolidated financial statements.
Due to uncertainty in the macroeconomic environment, including effects of COVID-19 and inflation, there is ongoing disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
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
Capitalized Internal-Use Software Development Costs
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2022, fiscal 2021 and fiscal 2020 was $32.7 million, $16.5 million and $13.2 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2022, fiscal 2021 and fiscal 2020 was $13.0 million, $5.9 million and $1.4 million, respectively.
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
Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets
Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill during any of the periods presented.
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

Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. In fiscal 2022, there were no asset impairments. In fiscal 2021, we recognized asset impairments of $0.4 million in general and administrative expenses in the consolidated statement of operations related primarily to the abandonment of a leased facility and relocation of our corporate headquarters.
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
Stock-based compensation for purchase rights granted under the employee stock purchase plan is based on the fair value of the number of awards estimated at the beginning of the offering period, as determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period.
Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
Stock-based compensation for performance stock awards (“PSAs”), which have the same grant date and service inception date, is based on the probable number of shares to be attained and the market closing price of our common stock at the grant date. For PSAs where the service inception date of the awards precedes the grant date, stock-based compensation expense is recognized based on the number of PSAs for which it is probable that the performance condition will be met, using the accelerated attribution method and the market closing price of our common stock at each reporting date up to the grant date. The number of these PSAs for which it is probable that the performance condition will be met is determined using management’s best estimate at the end of each reporting period. At the completion of the performance period for these PSAs, any earned PSAs are granted upon approval of the compensation committee of our board of directors.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expenses in the consolidated statements of operations as incurred. We recognized advertising expense of $22.1 million, $11.8 million and $11.8 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
Diluted earnings per share adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist primarily of stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested restricted stock units ("RSUs"), unvested performance stock awards ("PSAs"), unvested common stock and shares related to convertible senior notes. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share, as their effect is antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU 2019-12"): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard in the second quarter of fiscal 2020 and it did not have a material impact to the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. We adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact to the consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. This standard is effective for us in the first quarter of fiscal 2024, though early adoption is permitted. We early adopted this standard in the first quarter of fiscal 2022 and it did not have a material impact to the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. This standard will result in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This will further eliminate the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity will be classified to debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97%, 97% and 98% of our revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2022		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$536,924	49%	$329,299	49%	$210,288	49%
Europe, Middle East and Africa (*)	370,035	34	253,138	38	174,497	40
Asia Pacific	155,460	14	76,105	11	38,793	9
Other	28,527	3	14,558	2	7,691	2
Total	$1,090,946	100%	$673,100	100%	$431,269	100%
_____
(*) Revenue from the United Kingdom represented 10% of our revenue in fiscal 2021 and fiscal 2020. Revenue from the United Kingdom represented less than 10% of our revenue in fiscal 2022.

The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2022		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$1,016,747	93%	$632,416	94%	$414,908	96%
Direct customers	74,199	7	40,684	6	16,361	4
Total	$1,090,946	100%	$673,100	100%	$431,269	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of July 31, 2022 and July 31, 2021 was $1,021.1 million and $630.6 million, respectively. In fiscal 2022, fiscal 2021 and fiscal 2020 we recognized revenue of $570.3 million, $335.5 million and $220.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,607.2 million. We expect to recognize 49% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
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
The activity of the deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$207,030	$109,915	$69,785
Capitalization of contract acquisition costs	158,503	137,673	65,052
Amortization of deferred contract acquisition costs	(68,531)	(40,558)	(24,922)
Ending balance	$297,002	$207,030	$109,915
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	July 31,
	2022	2021

	(in thousands)
Deferred contract acquisition costs	$86,210	$57,373
Deferred contract acquisition costs, noncurrent	210,792	149,657
Total deferred contract acquisition costs	$297,002	$207,030
Sales commissions accrued but not paid as of July 31, 2022 and 2021, totaled $47.2 million and $46.7 million, respectively, which are included within accrued compensation in the consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$247,613	$—	$—	$247,613
U.S. treasury securities	202,778	—	(70)	202,708
U.S. government agency securities	135,525	2	(38)	135,489
Corporate debt securities	106,272	—	—	106,272
Total cash equivalents	$692,188	$2	$(108)	$692,082

Short-term investments:
U.S. treasury securities	$96,089	$10	$(251)	$95,848
U.S. government agency securities	339,957	6	(6,628)	333,335
Corporate debt securities	293,968	—	(5,022)	288,946
Total short-term investments	$730,014	$16	$(11,901)	$718,129

Total cash equivalents and short-term investments	$1,422,202	$18	$(12,009)	$1,410,211
Cash equivalents and short-term investments consisted of the following as of July 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$167,337	$—	$—	$167,337
U.S. government agency securities	10,999	—	—	10,999
Total cash equivalents	$178,336	$—	$—	$178,336

Short-term investments:
U.S. treasury securities	$387,428	$9	$(17)	$387,420
U.S. government agency securities	511,622	144	(34)	511,732
Corporate debt securities	327,512	102	(112)	327,502
Total short-term investments	$1,226,562	$255	$(163)	$1,226,654

Total cash equivalents and short-term investments	$1,404,898	$255	$(163)	$1,404,990

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2022:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$479,597	$476,442
Due between one to three years	250,417	241,687
Total	$730,014	$718,129
Short-term investments that were in an unrealized loss position as of July 31, 2022 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$80,833	$(251)	$—	$—	$80,833	$(251)
U.S. government agency securities	230,670	(5,150)	50,134	(1,478)	280,804	(6,628)
Corporate debt securities	155,968	(3,947)	71,127	(1,075)	227,095	(5,022)
Total	$467,471	$(9,348)	$121,261	$(2,553)	$588,732	$(11,901)

Short-term investments that were in an unrealized loss position as of July 31, 2021 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$306,908	$(17)	$—	$—	$306,908	$(17)
U.S. government agency securities	104,782	(34)	—	—	104,782	(34)
Corporate debt securities	157,208	(112)	—	—	157,208	(112)
Total	$568,898	$(163)	$—	$—	$568,898	$(163)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2022 and 2021.
We recorded $1.3 million and $3.9 million of accrued interest receivable within prepaid expenses and other current assets in the consolidated balance sheets as of July 31, 2022 and 2021, respectively.
Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are primarily accounted for under the cost method as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. The carrying amount of our strategic investments was $5.1 million as of July 31, 2022 and 2021, and is included within other noncurrent assets in the consolidated balance sheets. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of July 31, 2022:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$247,613	$247,613	$—	$—
U.S. treasury securities	202,708	—	202,708	—
U.S. government agency securities	135,489	—	135,489	—
Corporate debt securities	106,272	—	106,272	—
Total cash equivalents	$692,082	$247,613	$444,469	$—

Short-term investments:
U.S. treasury securities	$95,848	$—	$95,848	$—
U.S. government agency securities	333,335	—	333,335	—
Corporate debt securities	288,946	—	288,946	—
Total short-term investments	$718,129	$—	$718,129	$—

Total cash equivalents and short-term investments	$1,410,211	$247,613	$1,162,598	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$178	$—	$178	$—
Foreign currency contracts assets-noncurrent (2)	$17	$—	$17	$—
Foreign currency contracts liabilities-current (3)	$10,921	$—	$10,921	$—
Foreign currency contracts liabilities-noncurrent (4)	$588	$—	$588	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$452	$—	$452	$—
Foreign currency contracts liabilities-current (3)	$3,427	$—	$3,427	$—

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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2022 and 2021.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Hosting equipment	3- 4 years	$191,037	$130,981
Capitalized internal-use software	3 years	72,267	39,542
Computers and equipment	3-5 years	6,774	5,599
Purchased software	3 years	1,311	1,311
Furniture and fixtures	5 years	1,022	1,021
Leasehold improvements	Shorter of useful life or lease term	7,339	7,339
Total property and equipment, gross		279,750	185,793
Less: Accumulated depreciation and amortization		(119,117)	(77,217)
Total property and equipment, net		$160,633	$108,576
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2022, the historical cost and accumulated amortization was $6.4 million and $0.8 million, respectively. As of July 31, 2021, the historical cost and accumulated amortization was $3.0 million and $0.4 million, respectively. Purchased intangible assets are included within other noncurrent assets in the consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $40.5 million, $29.7 million and $17.7 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Note 6. Business Combinations
ShiftRight, Inc.
On June 17, 2022, we completed the acquisition of ShiftRight, Inc. (“ShiftRight”), an early-stage technology company incorporated in the United States. We plan to integrate this company’s technology into our cloud platform. Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $25.6 million in cash. Additionally, certain of ShiftRight's employees who became our employees are entitled to receive deferred merger consideration payable in the form of shares of our authorized common stock and restricted stock units. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. In connection with this acquisition, we completed a valuation of the acquired intangible assets as of June 17, 2022. The purchase price allocation resulted in the recognition of $18.7 million of goodwill and $7.1 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.7 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2022.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability of approximately $0.7 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of July 31, 2022, we recorded an income tax benefit for the same amount as a result of the reduction of the valuation allowance due to establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2022.

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$535
Acquired intangible assets:
Developed technology	7,100	5 years
Goodwill	18,724
Total	$26,359
Less liabilities assumed:
Deferred tax liability	$682
Other liabilities	99
Total	$781

Total purchase price consideration	$25,578
Smokescreen Technologies Private Limited
On June 1, 2021, we completed the acquisition of Smokescreen Technologies Private Limited (“Smokescreen”), a technology company incorporated in India. Smokescreen developed an active defense and deception technology, which has been integrated into our cloud platform, further building upon our ability to detect sophisticated, highly targeted attacks, ransomware and lateral movement attempts.
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

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$1,347
Acquired intangible assets:
Developed technology	5,600	5 years
Customer relationships	2,100	5 years
Goodwill	5,686
Total	$14,733
Less liabilities assumed:
Deferred tax liability	$1,558
Other liabilities	1,516
Total	$3,074

Total purchase price consideration	$11,659
Trustdome Limited
On April 15, 2021, we completed the acquisition of Trustdome Limited (“Trustdome”), a technology company incorporated in Israel. Trustdome developed a cloud infrastructure entitlement management solution, which has been integrated into our cloud platform, further building upon our ability to provide a comprehensive solution for reducing public cloud attack surfaces and improving security posture. With this acquisition, we also expanded our global footprint with our first development center in Israel.
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

The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash and other assets	$1,611
Acquired intangible assets:
Developed technology	7,200	5 years
Goodwill	23,232
Total	$32,043
Less Liabilities assumed:
Deferred tax liability	$624
Other liabilities	277
Total	$901

Total purchase price consideration	$31,142
Edgewise Networks Inc.
On May 22, 2020, we completed the acquisition of Edgewise Networks Inc. ("Edgewise"), a technology company incorporated in the United States. Edgewise developed a security application-to-application communication solution in public clouds and data centers. Edgewise's technology has been integrated into our cloud platform, further building upon our ability to secure workloads and application-to-application communications for our customers.
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
Cloudneeti Corporation
On April 16, 2020, we completed the acquisition of Cloudneeti Corporation ("Cloudneeti"), a technology company incorporated in the United States. Cloudneeti developed a cloud security posture management solution, which has been integrated into our cloud platform, further building upon our ability to prevent and remediate application misconfigurations in cloud service models.
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
Other acquisitions
In November 2021, we completed a business acquisition for a total purchase price consideration of $2.1 million, consisting of $0.4 million paid in cash at closing and the issuance of shares of our common stock with an aggregate fair value of $1.7 million at closing. Additionally, certain former employees of the acquired company who became our employees are entitled to receive additional consideration in the form of shares of our common stock subject to future employment services. These awards will be recognized as stock-based compensation expense during the post-combination period. Based on the valuation of the acquired intangible assets, the purchase price allocation resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology will be amortized over its economic useful life of five years. Goodwill is not expected to be deductible for income tax purposes.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of July 31, 2022, we recorded an income tax benefit for the same amount as a result of the reduction of the valuation allowance due to the establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2022.
Pro forma financial information
The pro forma financial information from the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2021	$58,977
Goodwill acquired	19,570
Balance as of July 31, 2022	$78,547
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their useful lives.
Acquired intangible assets subject to amortization consisted of the following as of July 31, 2022 and 2021:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2021	Additions	July 31, 2022	July 31, 2021	Amortization Expense	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2022

	(in thousands)								(years)
Developed technology	$39,656	$8,700	$48,356	$(10,674)	$(8,298)	$(18,972)	$28,982	$29,384	3.6
Customer relationships	3,560	—	3,560	(413)	(712)	(1,125)	3,147	2,435	3.5
Total	$43,216	$8,700	$51,916	$(11,087)	$(9,010)	$(20,097)	$32,129	$31,819	3.6
As of July 31, 2021, the weighted-average useful life for developed technology and customer relationships was 4.0 years and 4.5 years, respectively.
During fiscal 2022, in connection with the acquisitions of ShiftRight and another business acquisition, we acquired developed technology with a fair value of $8.7 million, with an estimated useful life of 5.0 years. For further information refer to Note 6, Business Combinations.
Amortization expense of acquired intangible assets was $9.0 million, $6.8 million and $3.4 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the consolidated statements of operations.

Future amortization expense of acquired intangible assets consisted of the following:

July 31, 2022
(in thousands)
Year ending July 31,
2023	$9,921
2024	8,481
2025	7,778
2026	4,232
2027	1,407
Total	$31,819
Note 8. Derivative Instruments
We implemented a foreign currency risk management program during the fiscal 2021. As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during fiscal 2022 and fiscal 2021.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other income (expense), net in the consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for fiscal 2022 and fiscal 2021.
As of July 31, 2022 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $293.4 million and $118.9 million, respectively, for designated foreign currency forward contracts and $126.4 million and $28.2 million, respectively, for non-designated foreign currency forward contracts. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 18 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the consolidated balance sheet as of July 31, 2022 and July 31, 2021.
During the fiscal 2021, the unrealized gains and losses related to our cash flow hedges that were recognized in AOCI and the gains and losses reclassified into the consolidated statement of operations were not material. During fiscal 2022 and fiscal 2021, changes in the fair value of our non-designated derivative instruments recorded in other income (expense), net within the consolidated statement of operations were not material.
During the fiscal 2022, the loss recognized in AOCI related to our cash flow hedges was $20.1 million.

The following table presents information about losses related to our cash flow hedges reclassified from AOCI into the consolidated statement of operations for fiscal 2022:

Amount

(in thousands)
Classification:
Cost of revenue	$617
Sales and marketing	520
Research and development	284
General and administrative	5,592
Total	$7,013
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2022 and July 31, 2021. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

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
The Notes do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
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
During the three months ended July 31, 2022, the conditions allowing holders of the Notes to convert were not met. Since we have the election of repaying the Notes in cash, shares of our common stock, or a combination of both, we have classified the Notes as a noncurrent liability in the consolidated balance sheet as of July 31, 2022 and July 31, 2021. Conversion notices received through fiscal 2022 have not been material. No conversion notices were received in fiscal 2021 and fiscal 2020.
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
In the event of a corporate event that constitutes a “fundamental change" (as defined in the indenture governing the Notes), holders of the Notes will have the right, at their option to require us to repurchase for cash all or any portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest, up to but excluding, the date of such repurchase. In addition, following certain corporate events that occur prior to the maturity date, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be.
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
The net carrying amount of the liability component of the Notes consisted of the following:

	July 31,
	2022	2021
	(in thousands)

Principal amount	$1,149,995	$1,150,000
Less:
Unamortized debt discount	172,169	224,527
Unamortized debt issuance costs	9,152	11,935
Net carrying amount	$968,674	$913,538

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended July 31,
	2022	2021	2020
	(in thousands)

Contractual interest expense	$1,438	$1,441	$140
Amortization of debt discount	52,358	49,302	4,638
Amortization of debt issuance costs	2,783	2,621	247
Total	$56,579	$53,364	$5,025
The total fair value of the Notes was $1,418.5 million and $1,931.7 million as of July 31, 2022 and 2021, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of July 31, 2022 and 2021 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
Capped Calls
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in the consolidated balance sheet, the premium of $145.2 million paid for the purchase of the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured. We have not exercised any Capped Call options during any of the periods presented.
Note 10. Operating Leases
The following is a summary of our operating lease costs:

	Year Ended July 31,
	2022			2021			2020
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease, including imputed interest	$6,347	$19,356	$25,703	$6,442	$14,504	$20,946	$5,020	$8,582	$13,602
Short-term lease cost	2,826	1,889	4,715	1,527	694	2,221	1,399	904	2,303
Variable lease cost	3,163	4,480	7,643	3,192	3,244	6,436	1,508	1,715	3,223
Sublease income	—	—	—	(199)	—	(199)	(126)	—	(126)
Total operating lease costs	$12,336	$25,725	$38,061	$10,962	$18,442	$29,404	$7,801	$11,201	$19,002
Weighted-average remaining lease term (in years)	3.7	2.7		4.7	1.9		5.1	2.0
Weighted-average discount rate	4.1%	2.2%		4.4%	2.3%		4.8%	3.2%
The following table presents information about our leases in the consolidated balance sheets:

	July 31,
	2022			2021
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$18,530	$53,827	$72,357	$20,829	$23,510	$44,339
Operating lease liabilities, current	$6,073	$20,027	$26,100	$5,388	$14,454	$19,842
Operating lease liabilities, noncurrent	$16,571	$34,377	$50,948	$20,424	$10,801	$31,225
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $27.7 million, $22.1 million and $7.6 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Maturities of operating lease liabilities consisted of the following as of July 31, 2022:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2023	$6,841	$20,973	$27,814
2024	6,219	19,578	25,797
2025	5,513	15,447	20,960
2026	5,015	—	5,015
Thereafter	840	—	840
Total future minimum lease payments	24,428	55,998	80,426
Less: Imputed interest	1,784	1,594	3,378
Total	$22,644	$54,404	$77,048
As of July 31, 2022, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $12.2 million, which are excluded from the above table. These operating leases will commence between August 2022 and October 2022 with lease terms ranging from 2.2 years to 4.0 years.
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of July 31, 2022 and 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $126.8 million and $25.2 million, respectively. The non-cancellable purchase obligations as of July 31, 2022 include $96.0 million related to a third-party service agreement to provide our cloud computing infrastructure.
The maturities of non-cancelable purchase obligations with a term of 12 months or longer consisted of the following as of July 31, 2022:

Amount
Year ending July 31,	(in thousands)
2023	$31,613
2024	36,765
2025	22,114
2026	20,870
2027	15,450
Total	$126,812
Other Commitments
As of July 31, 2022 and 2021, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.1 million and $3.0 million, respectively, with a bank, which serve as security under certain real estate leases included in Note 10, Operating Leases.

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
On January 12, 2020, we entered into a settlement and patent license agreement with CA, Inc., a Broadcom affiliate, pursuant to which the Symantec Cases were dismissed with prejudice effective as of January 13, 2020. In connection with the settlement, we made a payment of $15.0 million to Broadcom, and Broadcom provided us with patent licenses, a release and a covenant not to sue. We determined that there was no material future economic benefit from the acquired Broadcom license and accordingly, we recorded an expense of $15.0 million within general and administrative expenses in the consolidated statement of operations in fiscal 2020.
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
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2022
(in thousands)
Equity awards outstanding:
Stock options	1,673
Unvested restricted stock units	6,583
Committed unvested performance stock awards, based on the target number of shares	1,003
Committed unvested shares of common stock not yet issued related to certain business acquisitions	40
Unvested performance stock awards	104
Share purchase rights committed under the employee stock purchase plan	850
Equity awards available for future grants:
Equity incentive plans	26,100
Employee stock purchase plan	3,929
Stock reserved for settlement of the Notes	7,626
Total	47,908
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
As of July 31, 2022, a total of 38.6 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 26.1 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The stock option activity consisted of the following for fiscal 2022:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2021	2,597	$10.37	3.2	$585,829
Exercised	(905)	$7.68		$230,068
Canceled, forfeited or expired	(19)	$10.70
Balance as of July 31, 2022	1,673	$11.81	2.5	$240,286
Exercisable and expected to vest as of July 31, 2021	1,777	$8.53	2.9	$404,151
Exercisable and expected to vest as of July 31, 2022	1,501	$10.78	2.4	$216,539
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for fiscal 2022, fiscal 2021 and fiscal 2020 was $230.1 million, $421.8 million and $242.4 million, respectively. The weighted-average grant-date fair value per share of awards granted for fiscal 2020 was $22.76.
We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31(1)
2020
Expected term (in years)	6.1
Expected stock price volatility	46.1%
Risk-free interest rate	1.7%
Dividend yield	0.0%
(1) There were no stock options granted during fiscal 2022 and fiscal 2021.
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

As of July 31, 2022, there were 0.1 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of July 31, 2022 and have been excluded from the below table.
The activity of RSUs and PSAs consisted of the following for fiscal 2022:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2021	7,763	$100.84	$1,831,376
Granted	3,260	$233.92
Vested	(2,994)	$101.59	$694,853
Canceled or forfeited	(641)	$124.79
Balance as of July 31, 2022	7,388	$157.17	$1,145,526
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of July 31, 2022, a total of 7.4 million shares of common stock have been reserved for issuance under the ESPP, out of which 3.9 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During fiscal 2022, fiscal 2021 and fiscal 2020, employees purchased approximately 0.3 million, 0.3 million and 0.8 million shares of common stock, respectively, under the ESPP at an average purchase price of $108.61, $75.92 and $18.76, respectively, with proceeds of $34.6 million, $25.7 million and $15.3 million, respectively.
ESPP employee payroll contributions accrued as of July 31, 2022 and 2021, was $4.7 million and $5.2 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
In June 2022, certain outstanding ESPP offering periods were reset and automatically rolled over into a new ESPP offering period that started on June 15, 2022. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $8.7 million, which will be recognized over the remaining term of the modified ESPP offering periods, ranging from approximately 6 months to 18 months.

The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended July 31,
	2022	2021	2020
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	44.1% - 79.4%	46.2% - 67.4%	53.6% - 73.6%
Risk-free interest rate	0.1% - 3.2%	0.1% - 0.2%	0.2% - 1.7%
Dividend yield	0.0%	0.0%	0.0%

Deferred Merger Consideration
In connection with certain business acquisitions, as further described in Note 6, Business Combinations, certain former employees who became our employees are entitled to receive a deferred merger consideration payable in shares of our authorized common stock and RSUs. In connection with the business acquisitions completed in fiscal 2022, we issued a total of 0.1 million unvested shares of our common stock as consideration to certain key employees. The number of unvested shares of common stock issued in connection with business acquisitions in fiscal 2021 and fiscal 2020 was not material. These equity awards are subject to time-based vesting. The fair value of these awards upon the acquisition date of the respective acquisitions totaled approximately $17.0 million, $10.1 million and $9.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The fair value of these awards is being recognized as stock-based compensation expense on a straight-line basis over the vesting period within research and development expenses in the consolidated statements of operations.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$23,847	$14,036	$7,318
Sales and marketing	191,091	133,115	66,539
Research and development	118,299	67,803	30,173
General and administrative	76,325	43,581	17,365
Total	$409,562	$258,535	$121,395
As of July 31, 2022, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $1,030.7 million, which we expect to be amortized over a weighted-average period of 2.6 years.
During fiscal 2022, fiscal 2021 and fiscal 2020, we capitalized $11.5 million, $6.3 million and $4.4 million, respectively, of stock-based compensation associated with the development of software for internal-use.

Note 14. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2022	2021	2020

	(in thousands)
Domestic	$(413,148)	$(275,189)	$(123,085)
International	29,518	18,011	10,357
Loss before provision for income taxes	$(383,630)	$(257,178)	$(112,728)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2022	2021	2020

Current:	(in thousands)
Federal	$—	$—	$—
State	399	126	45
Foreign	6,996	7,104	4,013
Total current tax expense	7,395	7,230	4,058

Deferred:
Federal	(858)	(349)	(864)
State	(185)	(3)	(243)
Foreign	296	(2,027)	(563)
Total deferred tax expense	(747)	(2,379)	(1,670)

Total provision for income taxes	$6,648	$4,851	$2,388
The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year ended July 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	(0.1)	—	0.2
Impact of foreign rate differential	(0.4)	0.4	—
Stock-based compensation	17.6	43.9	37.0
U.S. tax credits	3.9	4.1	6.8
Change in valuation allowance	(43.6)	(70.6)	(65.0)
Withholding tax	(0.2)	(0.7)	(1.1)
Other	0.1	—	(1.0)
Effective tax rate	(1.7)%	(1.9)%	(2.1)%
Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to our foreign earnings which are taxed at different rates than the U.S. statutory rate, as well as the benefit of stock compensation deductions, offset by the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets.

During fiscal 2022 and fiscal 2020, we recognized an income tax benefit of $1.0 million and $1.1 million, respectively, as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of business combinations. During fiscal 2021, we did not recognize income tax benefits from business combinations. Refer to Note 6, Business Combinations, for further information. During fiscal 2022, we recognized an income tax benefit of $1.5 million for the refund of withholding taxes related to prior fiscal periods.
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$487,298	$341,777
Accruals and reserves	11,104	7,769
Deferred revenue	69,511	33,028
Tax credits carryovers	68,272	42,225
Stock-based compensation	22,314	21,849
Operating lease liabilities	16,964	10,505
Other	7,759	2,015
Gross deferred tax assets	683,222	459,168
Less: Valuation allowance	(553,916)	(345,756)
Total deferred tax assets	$129,306	$113,412

Deferred tax liabilities:
Intangible assets	$(6,319)	$(6,341)
Deferred contract acquisition costs	(67,512)	(46,709)
Convertible senior notes	(39,515)	(50,593)
Operating lease right-of-use assets	(15,739)	(9,069)
Total deferred tax liabilities	$(129,085)	$(112,712)

Net deferred tax assets	$221	$700
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

The following table presents the change in the valuation allowance:

	Year ended July 31,
	2022	2021	2020

	(in thousands)
Balance as of the beginning of the period	$345,756	$130,236	$103,732
Change during the period	208,160	215,520	26,504
Balance as of the end of the period	$553,916	$345,756	$130,236
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and, state deferred tax assets will not be realized as of July 31, 2022 and 2021, and as such, we have maintained a full valuation allowance against such deferred tax assets. Due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are more likely than not to be realized in the future and a full valuation allowance was recorded and has been maintained as of July 31, 2022 and 2021.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against our deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $208.2 million, $215.5 million and $26.5 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The increase in the valuation allowance in fiscal 2022, fiscal 2021 and fiscal 2020 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2022 and 2021, we have net operating loss carryforwards for U.S. federal income tax purposes of $2,016.3 million and $1,421.0 million, respectively, which are available to offset future federal taxable income. Beginning in 2027, $177.7 million of the federal net operating losses will begin to expire. The remaining $1,838.6 million of the federal net operating losses will carry forward indefinitely. As of July 31, 2022 and 2021, we have net operating loss carryforwards for state income tax purposes of $700.0 million and $396.3 million, respectively. Beginning in 2024, $532.3 million of state net operating losses will begin to expire at different periods. The remaining $167.7 million of state net operating losses will carry forward indefinitely. As of July 31, 2022 and 2021, we had foreign net operating loss carryforward of $67.8 million and $54.6 million, respectively, all of which will be carried forward indefinitely.
As of July 31, 2022, we had federal and California research and development tax credit carryforwards of approximately $56.2 million and $41.8 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2033. The California credit will be carried forward indefinitely.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2022, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $29.7 million of gross unrecognized tax benefits as of July 31, 2022, none of which would affect our effective tax rate if recognized due to our U.S. valuation allowance. The gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. As of July 31, 2022, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The changes in our gross unrecognized tax benefits consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2020	$10,509
Gross decrease for tax positions of prior fiscal years	(581)
Gross increase for tax positions of current fiscal years	8,573
Balance as of July 31, 2021	18,501
Gross increase for tax positions of prior fiscal years	1,129
Gross increase for tax positions of current fiscal year	10,069
Balance as of July 31, 2022	$29,699

Note 15. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our stock options, shares subject to repurchase from early exercised stock options, share purchase rights under the employee stock purchase plan, unvested RSUs, unvested PSAs, unvested common stock and shares related to the Notes are considered to be potential common stock equivalents.
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, basic and diluted net loss per share is the same for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended July 31,
	2022	2021	2020

	(in thousands, except per share data)
Net loss	$(390,278)	$(262,029)	$(115,116)
Weighted-average shares used in computing net loss per share, basic and diluted	140,895	135,654	129,323
Net loss per share, basic and diluted	$(2.77)	$(1.93)	$(0.89)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share because the impact of including them would have been antidilutive:

	July 31,
	2022	2021	2020

	(in thousands)
Unvested RSUs and shares of common stock	6,769	7,440	8,088
Stock options	1,673	2,597	5,175
Unvested PSAs(1)	832	562	723
Share purchase rights under the ESPP	850	344	568
Notes(2)	7,626	7,626	—
Total	17,750	18,569	14,554
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2022, as they are not considered outstanding for accounting purposes. Refer to Note 13, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2022 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through July 31, 2022, have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.
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

Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2022	2021

	(in thousands)
United States	$155,625	$112,251
Rest of the world	77,365	40,664
Total	$232,990	$152,915
Refer to Note 2, Revenue Recognition for information on revenue by geography.
Note 17. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). We contract with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. We make matching contributions to the plan for our employees. Our matching contributions to the plan were not material for all the periods presented.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2022. The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2022 annual meeting of stockholders (the "2022 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2022, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

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

Zscaler, Inc.

September 15, 2022	/s/ Remo Canessa
Remo Canessa
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	10-Q	001-38413	3.2	June 7, 2018
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 24, 2015.	S-1	333-223072	4.1	February 16, 2018
4.2	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.3	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.4	Indenture, dated as of June 25, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38413	4.1	June 25, 2020
4.5	Form of Note, representing Registrant's 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-38413	4.1	June 25, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	10-K	001-38413	10.2	September 18, 2019
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.9+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.10+	Offer Letter between the Registrant and Dali Rajic, dated as of September 6, 2019.	10-Q	001-38413	10.1	December 8, 2020
10.11+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.12+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.13+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.14+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.15+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.16	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.17	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
10.18†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	June 25, 2020
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Signature	Title	Date

/s/ Jagtar Chaudhry	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 15, 2022
Jagtar Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 15, 2022
Remo Canessa

/s/ Karen Blasing	Director	September 15, 2022
Karen Blasing

/s/ Andrew Brown	Director	September 15, 2022
Andrew Brown

/s/ Scott Darling	Director	September 15, 2022
Scott Darling

/s/ Charles Giancarlo	Director	September 15, 2022
Charles Giancarlo

/s/ David Schneider	Director	September 15, 2022
David Schneider

/s/ Amit Sinha	President and Director	September 15, 2022
Amit Sinha

/s/ Eileen Naughton	Director	September 15, 2022
Eileen Naughton