Form 10-Q
period 2022-10-31
Zscaler, Inc.
filed 2022-12-07
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2022, the number of shares of registrant’s common stock outstanding was 144,212,227.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•beliefs about the impact of macroeconomic influences and instability, including the ongoing effects of inflation, geopolitical events and the COVID-19 pandemic on our business;
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
•our expectations regarding settlement of the Notes (defined in Note 8, Convertible Senior Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on September 15, 2022.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2022	July 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,084,945	$1,013,210
Short-term investments	739,845	718,129
Accounts receivable, net	268,718	399,745
Deferred contract acquisition costs	90,004	86,210
Prepaid expenses and other current assets	49,849	39,353
Total current assets	2,233,361	2,256,647
Property and equipment, net	183,425	160,633
Operating lease right-of-use assets	76,199	72,357
Deferred contract acquisition costs, noncurrent	211,468	210,792
Acquired intangible assets, net	29,267	31,819
Goodwill	78,547	78,547
Other noncurrent assets	23,465	21,870
Total assets	$2,835,732	$2,832,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,717	$26,154
Accrued expenses and other current liabilities	60,229	46,496
Accrued compensation	79,587	111,948
Deferred revenue	913,104	923,749
Operating lease liabilities	28,646	26,100
Total current liabilities	1,111,283	1,134,447
Convertible senior notes, net	1,139,542	968,674
Deferred revenue, noncurrent	92,609	97,374
Operating lease liabilities, noncurrent	51,065	50,948
Other noncurrent liabilities	9,958	7,922
Total liabilities	2,404,457	2,259,365
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2022 and July 31, 2022; 144,210 and 143,038 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	144	143
Additional paid-in capital	1,425,156	1,590,885
Accumulated other comprehensive loss	(37,824)	(25,850)
Accumulated deficit	(956,201)	(991,878)
Total stockholders’ equity	431,275	573,300
Total liabilities and stockholders’ equity	$2,835,732	$2,832,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Revenue	$355,548	$230,517
Cost of revenue	76,697	52,169
Gross profit	278,851	178,348
Operating expenses:
Sales and marketing	228,836	153,786
Research and development	74,946	65,216
General and administrative	44,156	33,717
Total operating expenses	347,938	252,719
Loss from operations	(69,087)	(74,371)
Interest income	7,865	473
Interest expense	(1,331)	(13,835)
Other expense, net	(863)	(589)
Loss before income taxes	(63,416)	(88,322)
Provision for income taxes	4,746	2,479
Net loss	$(68,162)	$(90,801)
Net loss per share, basic and diluted	$(0.48)	$(0.65)
Weighted-average shares used in computing net loss per share, basic and diluted	143,476	139,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Net loss	$(68,162)	$(90,801)
Available-for-sale securities:
Change in net unrealized losses on available-for-sale securities	(2,648)	(1,164)
Cash flow hedging instruments:
Change in net unrealized losses	(14,039)	(1,304)
Net realized losses reclassified into net loss	4,713	354
Net change on cash flow hedges	(9,326)	(950)
Other comprehensive loss	(11,974)	(2,114)
Comprehensive loss	$(80,136)	$(92,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06 (Note 1)	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	109	—	982	—	—	982
Vesting of restricted stock units and other stock issuances	1,063	1	(1)	—	—	—
Stock-based compensation	—	—	107,028	—	—	107,028
Other comprehensive loss	—	—	—	(11,974)	—	(11,974)
Net loss	—	—	—	—	(68,162)	(68,162)
Balance as of October 31, 2022	144,210	$144	$1,425,156	$(37,824)	$(956,201)	$431,275
Stockholders' equity activity for the three months ended October 31, 2021:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	387	—	2,644	—	—	2,644
Vesting of restricted stock units and other stock issuances	983	1	(1)	—	—	—
Stock-based compensation	—	—	91,575	—	—	91,575
Other comprehensive loss	—	—	—	(2,114)	—	(2,114)
Net loss	—	—	—	—	(90,801)	(90,801)
Balance as of October 31, 2021	140,032	$140	$1,225,224	$(2,764)	$(692,401)	$530,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(68,162)	$(90,801)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	11,876	9,017
Amortization expense of acquired intangible assets	2,552	2,226
Amortization of deferred contract acquisition costs	22,325	14,912
Amortization of debt discount and issuance costs	972	13,476
Non-cash operating lease costs	7,108	6,031
Stock-based compensation expense	105,173	89,903
Amortization (accretion) of investments purchased at a premium (discount)	(165)	2,671
Deferred income taxes	65	(223)
Other	248	(13)
Changes in operating assets and liabilities
Accounts receivable	130,636	84,927
Deferred contract acquisition costs	(26,795)	(23,985)
Prepaid expenses, other current and noncurrent assets	(7,579)	(4,126)
Accounts payable	3,000	(1,088)
Accrued expenses, other current and noncurrent liabilities	3,627	(192)
Accrued compensation	(32,797)	(20,955)
Deferred revenue	(15,340)	17,381
Operating lease liabilities	(8,287)	(5,890)
Net cash provided by operating activities	128,457	93,271
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(25,202)	(6,454)
Capitalized internal-use software	(7,641)	(3,450)
Strategic investments	(700)	—
Purchases of short-term investments	(210,255)	(312,840)
Proceeds from maturities of short-term investments	186,096	322,677
Net cash used in investing activities	(57,702)	(67)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	982	2,644
Payment of deferred consideration related to business acquisitions	—	(50)
Other	(2)	—
Net cash provided by financing activities	980	2,594
Net increase in cash and cash equivalents (1)	71,735	95,798
Cash and cash equivalents at beginning of period (1)	1,013,210	275,898
Cash and cash equivalents at end of period (1)	$1,084,945	$371,696
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$3,003	$2,479
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$10,390	$5,426
Net change in purchased equipment included in accounts payable and accrued expenses	$1,592	$2,906

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (the "Fiscal 2022 Form 10-K"), as filed with the SEC on September 15, 2022.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2022 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2022, the condensed consolidated statements of operations for the three months ended October 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended October 31, 2022 and 2021 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2023 or for any other future fiscal year or interim period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal use software development costs, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value and effective interest rate of convertible senior notes and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
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
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2023, for example, refer to our fiscal year ending July 31, 2023.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2022 other than for the adoption of new accounting guidance related to convertible debt effective August 1, 2022 further described below.
Recently Adopted Accounting Pronouncements
In June 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potentially diluted effect of the convertible senior notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the senior convertible notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the senior convertible notes. Since we reported a net loss for the three months ended October 31, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to the diluted net loss per share for the period.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the three months ended October 31, 2022 and 2021.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2022		2021
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$175,515	49%	$113,413	49%
Europe, Middle East and Africa	116,993	33%	80,549	35%
Asia Pacific	52,270	15%	31,052	14%
Other	10,770	3%	5,503	2%
Total	$355,548	100%	$230,517	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2022		2021
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$329,357	93%	$215,073	93%
Direct customers	26,191	7%	15,444	7%
Total	$355,548	100%	$230,517	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of October 31, 2022 and July 31, 2022 was $1,005.7 million and $1,021.1 million, respectively. In the three months ended October 31, 2022 and 2021, we recognized revenue of $329.3 million and $206.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,682.0 million. We expect to recognize 50% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Beginning balance	$297,002	$207,030
Capitalization of contract acquisition costs	26,795	23,985
Amortization of deferred contract acquisition costs	(22,325)	(14,912)
Ending balance	$301,472	$216,103
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	October 31, 2022	July 31, 2022

	(in thousands)
Deferred contract acquisition costs, current	$90,004	$86,210
Deferred contract acquisition costs, noncurrent	211,468	210,792
Total deferred contract acquisition costs	$301,472	$297,002
Sales commissions accrued but not paid as of October 31, 2022 and July 31, 2022, totaled $21.0 million and $47.2 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$157,756	$—	$—	$157,756
U.S. treasury securities	133,029	—	(19)	133,010
U.S. government agency securities	336,570	—	(126)	336,444
Corporate debt securities	225,568	—	(1)	225,567
Total cash equivalents	$852,923	$—	$(146)	$852,777

Short-term investments:
U.S. treasury securities	$174,577	$5	$(218)	$174,364
U.S. government agency securities	320,065	—	(8,425)	311,640
Corporate debt securities	259,696	—	(5,855)	253,841
Total short-term investments	$754,338	$5	$(14,498)	$739,845

Total cash equivalents and short-term investments	$1,607,261	$5	$(14,644)	$1,592,622
Cash equivalents and short-term investments consisted of the following as of July 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$247,613	$—	$—	$247,613
U.S. treasury securities	202,778	—	(70)	202,708
U.S. government agency securities	135,525	2	(38)	135,489
Corporate debt securities	106,272	—	—	106,272
Total cash equivalents	$692,188	$2	$(108)	$692,082

Short-term investments:
U.S. treasury securities	$96,089	$10	$(251)	$95,848
U.S. government agency securities	339,957	6	(6,628)	333,335
Corporate debt securities	293,968	—	(5,022)	288,946
Total short-term investments	$730,014	$16	$(11,901)	$718,129

Total cash equivalents and short-term investments	$1,422,202	$18	$(12,009)	$1,410,211

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2022:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$560,556	$555,971
Due between one to three years	193,782	183,874
Total	$754,338	$739,845
Short-term investments that were in an unrealized loss position as of October 31, 2022, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$149,458	$(116)	$9,898	$(102)	$159,356	$(218)
U.S. government agency securities	120,505	(1,966)	191,135	(6,459)	311,640	(8,425)
Corporate debt securities	60,270	(2,518)	146,058	(3,337)	206,328	(5,855)
Total	$330,233	$(4,600)	$347,091	$(9,898)	$677,324	$(14,498)
Short-term investments that were in an unrealized loss position consisted of the following as of July 31, 2022, consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$80,833	$(251)	$—	$—	$80,833	$(251)
U.S. government agency securities	230,670	(5,150)	50,134	(1,478)	280,804	(6,628)
Corporate debt securities	155,968	(3,947)	71,127	(1,075)	227,095	(5,022)
Total	$467,471	$(9,348)	$121,261	$(2,553)	$588,732	$(11,901)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below its amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2022 and July 31, 2022.
We recorded $1.5 million and $1.3 million of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022, respectively.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. The carrying amount of our strategic investments was $5.8 million and $5.1 million as of October 31, 2022 and July 31, 2022 and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of October 31, 2022:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$157,756	$157,756	$—	$—
U.S. treasury securities	133,010	—	133,010	—
U.S. government agency securities	336,444	—	336,444	—
Corporate debt securities	225,567	—	225,567	—
Total cash equivalents	$852,777	$157,756	$695,021	$—

Short-term investments:
U.S. treasury securities	$174,364	$—	$174,364	$—
U.S. government agency securities	311,640	—	311,640	—
Corporate debt securities	253,841	—	253,841	—
Total short-term investments	$739,845	$—	$739,845	$—

Total cash equivalents and short-term investments	$1,592,622	$157,756	$1,434,866	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$574	$—	$574	$—
Foreign currency contract assets-noncurrent (2)	$1,402	$—	$1,402	$—
Foreign currency contracts liabilities-current (3)	$20,207	$—	$20,207	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,718	$—	$1,718	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$615	$—	$615	$—
Foreign currency contracts liabilities-current (3)	$4,232	$—	$4,232	$—
(1) Reported as prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Reported as other noncurrent assets in the condensed consolidated balance sheets.
(3) Reported as accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Reported as other noncurrent liabilities in the condensed consolidated balance sheets.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2022:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$247,613	$247,613	$—	$—
U.S. treasury securities	202,708	—	202,708	—
U.S. government agency securities	135,489	—	135,489	—
Corporate debt securities	106,272	—	106,272	—
Total	$692,082	$247,613	$444,469	$—
Short-term investments:
U.S. treasury securities	$95,848	$—	$95,848	$—
U.S. government agency securities	333,335	—	333,335	—
Corporate debt securities	288,946	—	288,946	—
Total	$718,129	$—	$718,129	$—

Total cash equivalents and short-term investments	$1,410,211	$247,613	$1,162,598	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$178	$—	$178	$—
Foreign currency contract assets-noncurrent (2)	$17	$—	$17	$—
Foreign currency contracts liabilities-current (3)	$10,921	$—	$10,921	$—
Foreign currency contracts liabilities-noncurrent (4)	$588	$—	$588	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$452	$—	$452	$—
Foreign currency contracts liabilities-current (3)	$3,427	$—	$3,427	$—
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
Refer to Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2022 and July 31, 2022.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	October 31, 2022	July 31, 2022

	(in thousands)
Hosting equipment	$214,698	$191,037
Capitalized internal-use software	83,915	72,267
Computers and equipment	7,147	6,774
Purchased software	1,311	1,311
Furniture and fixtures	1,024	1,022
Leasehold improvements	7,339	7,339
Total property and equipment, gross	315,434	279,750
Less: Accumulated depreciation and amortization	(132,009)	(119,117)
Total property and equipment, net	$183,425	$160,633
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of October 31, 2022, their historical cost and accumulated amortization was $8.6 million and $1.0 million, respectively. As of July 31, 2022, their historical cost and accumulated amortization was $6.4 million and $0.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $11.9 million and $9.0 million for the three months ended October 31, 2022 and 2021, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with the capitalization of development costs of software for internal-use of $1.7 million and $0.8 million for the three months ended October 31, 2022 and 2021, respectively.
Note 6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill was $78.5 million as of October 31, 2022 and July 31, 2022.
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.

Acquired intangible assets subject to amortization consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2022	Additions	October 31, 2022	July 31, 2022	Amortization Expense	October 31, 2022	July 31, 2022	October 31, 2022

	(in thousands)
Developed technology	$48,356	$—	$48,356	$(18,972)	$(2,374)	$(21,346)	$29,384	$27,010
Customer relationships	3,560	—	3,560	(1,125)	(178)	(1,303)	2,435	2,257
Total	$51,916	$—	$51,916	$(20,097)	$(2,552)	$(22,649)	$31,819	$29,267
Amortization expense of acquired intangible assets for the three months ended October 31, 2022 and 2021 was $2.6 million and $2.2 million, respectively. Amortization expense of developed technology and customer relationships is recorded primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following:

October 31, 2022

Year ending July 31,	(in thousands)
2023 (remaining nine months)	$7,369
2024	8,481
2025	7,778
2026	4,232
2027	1,407
Total	$29,267
Note 7. Derivative Instruments
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three months ended October 31, 2022 and 2021.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three months ended October 31, 2022 and 2021.
As of October 31, 2022 and July 31, 2022, the total notional amount of our outstanding designated foreign currency forward contracts was $446.1 million and $293.4 million, respectively, and for our outstanding non-designated foreign currency forward contracts and $162.4 million and $126.4 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 24 months. Substantially all of the unrealized gains and losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of October 31, 2022 and July 31, 2022.

During the three months ended October 31, 2022 and 2021, changes in the fair value of our non-designated derivative instruments recorded in other expense, net within the condensed consolidated statements of operations were not material.
During the three months ended October 31, 2022 and 2021, the loss recognized in accumulated other comprehensive income (loss) ("AOCI") related to our cash flow hedges was $14.0 million and $1.3 million, respectively.
The following table presents information about (gains) losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations for three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,

	2022	2021
	(in thousands)
Classification:
Cost of revenue	$708	$5
Sales and marketing	3,297	380
Research and development	464	(27)
General and administrative	244	(4)
Total	$4,713	$354
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of October 31, 2022 and July 31, 2022. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

Note 8. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% Convertible Senior Notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2022 Form 10-K for further information on the Notes.
During the three months ended October 31, 2022, the conditions allowing holders of the Notes to convert were not met.
The net carrying amount of the liability component of the Notes consisted of the following:

	October 31,	July 31,
	2022	2022

	(in thousands)
Principal amount	$1,149,993	$1,149,995
Less:
Unamortized debt discount (1)	—	172,169
Unamortized debt issuance costs (1)	10,451	9,152
Net carrying amount	$1,139,542	$968,674
(1) Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity will be classified to debt and amortized as interest expense.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Contractual interest expense	$359	$359
Amortization of debt discount (1)	—	12,796
Amortization of debt issuance costs (1)	972	680
Total	$1,331	$13,835
(1) The decrease in total interest expense for the period ended October 31, 2022, was due to the derecognition of unamortized debt discount partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of adoption of ASU 2020-06, as described in Note 1, Business and Summary of Significant Accounting Policies.
The total fair value of the Notes was $1,416.7 million and $1,418.5 million as of October 31, 2022 and July 31, 2022, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of October 31, 2022 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three months ended October 31, 2022 and 2021, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2022 Form 10-K for further information on the Capped Calls.
Note 9. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the three months ended October 31, 2022, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2022 Form 10-K.
Other Commitments
As of October 31, 2022 and July 31, 2022, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.1 million with a bank, which serve as security under certain real estate leases.
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

Stock Options
The activity of stock options consisted of the following for three months ended October 31, 2022:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2022	1,673	$11.81	2.5	$240,286
Exercised	(109)	8.63		18,290
Canceled, forfeited or expired	—	—
Balance as of October 31, 2022	1,564	$12.04	2.3	$222,120
Exercisable and expected to vest as of July 31, 2022	1,501	$10.78	2.4	$216,539
Exercisable and expected to vest as of October 31, 2022	1,441	$11.21	2.2	$205,855
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the three months ended October 31, 2022 and 2021 was $18.3 million and $100.7 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for three months ended October 31, 2022:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2022	7,388	$157.17	$1,145,526
Granted	1,637	174.79
Vested	(1,019)	164.91	179,139
Canceled or forfeited	(523)	167.95
Balance as of October 31, 2022	7,483	$159.22	$1,153,071
As of October 31, 2022, there were 0.1 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of October 31, 2022 and have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). ESPP employee payroll contributions accrued as of October 31, 2022 and July 31, 2022, were $12.6 million and $4.7 million, respectively, and are reported within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. There were no shares issued under the ESPP during the periods presented.

Departure of the President of the Company
In October 2022, our President resigned from his position as President of the Company, but will continue serving as a member of our Board of Directors. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the condensed consolidated statement of operations for the three months ended October 31, 2022.
Modification of Equity Awards
During the three months ended October 31, 2022, we modified the equity awards of certain employees. In accordance with the accounting for the modification, we recognized stock-based compensation expense of $5.6 million in research and development expenses in the condensed consolidated statement of operations for the three months ended October 31, 2022.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Cost of revenue	$8,432	$4,986
Sales and marketing	53,635	40,720
Research and development	24,531	27,259
General and administrative	18,575	16,938
Total	$105,173	$89,903
During the three months ended October 31, 2022 and 2021, we capitalized $4.0 million and $2.5 million, respectively, of stock-based compensation associated with the development of software for internal-use.
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
We recorded provision for income taxes of $4.7 million and $2.5 million for the three months ended October 31, 2022 and 2021, respectively. The increase in the provision for income taxes for the three months ended October 31, 2022 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the effects of a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.

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
Note 12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Net loss	$(68,162)	$(90,801)
Weighted-average shares used in computing net loss per share, basic and diluted	143,476	139,296
Net loss per share, basic and diluted	$(0.48)	$(0.65)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
Prior to the adoption of ASU 2020-06, we calculated the potential dilutive effect of the Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the Notes (the “conversion spread”) was considered in the diluted earnings per share computation. The conversion spread only had a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeded the initial conversion price of $150.80 per share for the Notes.
Upon the adoption of ASU 2020-06 on August 1, 2022, we calculate the potential dilutive effect of the Notes under the if-converted method. Under this method, diluted earnings per share is determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of October 31, 2022.

The following table summarizes the potentially dilutive securities outstanding as of October 31, 2022 and 2021 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	October 31,
	2022	2021

	(in thousands)
Unvested RSUs and shares of common stock	6,870	7,085
Stock options	1,564	2,206
Unvested PSAs (1)	755	676
Share purchase rights under the ESPP	812	697
Notes	7,626	7,626
Total	17,627	18,290
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2022 and 2021, as they are not considered outstanding for accounting purposes. Refer to Note 10, Stock-Based Compensation, for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2022 (the "Fiscal 2022 Form 10-K"), filed with the SEC on September 15, 2022. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2022 is referred to as fiscal 2022 and our fiscal year ending July 31, 2023 is referred to as fiscal 2023.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For three months ended October 31, 2022 and 2021, our revenue was $355.5 million and $230.5 million, respectively. We have incurred net losses in all periods since our inception. For the three months ended October 31, 2022 and 2021, our net loss was $68.2 million and $90.8 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of macroeconomic conditions and COVID-19
Recent changes in macroeconomic conditions such as high inflation and recessionary environments can cause uncertainty in our business. For the three months ended October 31, 2022, we experienced growth in total revenue but also saw increased scrutiny and a longer approval process for transactions, particularly larger deals. Macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions of our cloud platform.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. In April of 2022, we began re-opening certain of our offices. We have also permitted business travel and invited employees to return to work on a voluntary basis. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2022 and 2021, we had over 6,700 and over 5,600 customers, respectively, across all major geographies. As of July 31, 2022, we had over 600 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
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
While we expect our operating expenses to increase in absolute dollars in the foreseeable future as a result of these activities, we intend to balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. In the long term we anticipate that these investments will positively impact our business and results of operations.
Key Business Metrics and Other Financial Measures
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans and make strategic decisions.
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended October 31, 2022 and 2021, the dollar-based net retention rate was above 125%.
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

	Three Months Ended October 31,
	2022	2021

	(in thousands)
GAAP Gross profit	$278,851	$178,348
Add:
Stock-based compensation expense and related payroll taxes	8,661	5,319
Amortization expense of acquired intangible assets	1,939	2,056
Non-GAAP gross profit	$289,451	$185,723
GAAP Gross margin	78%	77%
Non-GAAP gross margin	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended October 31,
	2022	2021

	(in thousands)
GAAP loss from operations	$(69,087)	$(74,371)
Add:
Stock-based compensation expense and related payroll taxes	108,636	96,094
Amortization expense of acquired intangible assets	2,552	2,226
Non-GAAP income from operations	$42,101	$23,949
GAAP operating margin	(19)%	(32)%
Non-GAAP operating margin	12%	10%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarter. As of October 31, 2022, the accrued employee payroll contributions to our ESPP was $12.6 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2022. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2023.

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$128,457	$93,271
Less:
Purchases of property, equipment and other assets	(25,202)	(6,454)
Capitalized internal-use software	(7,641)	(3,450)
Free cash flow	$95,614	$83,367
As a percentage of revenue:
Net cash provided by operating activities	36%	40%
Less:
Purchases of property, equipment and other assets	(7)%	(3)%
Capitalized internal-use software	(2)%	(1)%
Free cash flow margin	27%	36%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $92.4 million, or 37%, for the three months ended October 31, 2022 over the three months ended October 31, 2021. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Revenue	$355,548	$230,517
Add: Total deferred revenue, end of period	1,005,713	647,816
Less: Total deferred revenue, beginning of period	(1,021,123)	(630,601)
Calculated billings	$340,138	$247,732

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three months ended October 31, 2022 and 2021. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses, and other related expenses necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to the Notes. See Note 8, Convertible Senior Notes, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Other Expense, Net
Other expense, net consists primarily of foreign currency transaction gains and losses and changes in fair value of our non-designated derivative instruments.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions, and U.S. income taxes from a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and research and development tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. Additionally, in the U.K., we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Revenue	$355,548	$230,517
Cost of revenue (1)(2)	76,697	52,169
Gross profit	278,851	178,348
Operating expenses:
Sales and marketing (1)(2)	228,836	153,786
Research and development (1)(2)	74,946	65,216
General and administrative (1)	44,156	33,717
Total operating expenses	347,938	252,719
Loss from operations	(69,087)	(74,371)
Interest income	7,865	473
Interest expense (3)	(1,331)	(13,835)
Other expense, net	(863)	(589)
Loss before income taxes	(63,416)	(88,322)
Provision for income taxes	4,746	2,479
Net loss	$(68,162)	$(90,801)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$8,661	$5,319
Sales and marketing	55,469	43,464
Research and development	25,233	28,570
General and administrative	19,273	18,741
Total	$108,636	$96,094

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$1,939	$2,056
Sales and marketing	178	170
Research and development	435	—
Total	$2,552	$2,226

(3) Includes amortization of debt discount and issuance costs as follows:	$972	$13,476

	Three Months Ended October 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	22	23
Gross margin	78	77
Operating expenses
Sales and marketing	64	67
Research and development	21	28
General and administrative	12	14
Total operating expenses	97	109
Operating margin	(19)	(32)
Interest income	2	—
Interest expense	(1)	(6)
Other expense, net	—	—
Loss before income taxes	(18)	(38)
Provision for income taxes	1	1
Net loss	(19)%	(39)%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue	$355,548	$230,517	$125,031	54%

Revenue increased by $125.0 million, or 54%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $83.3 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 18% from October 31, 2021 to October 31, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$76,697	$52,169	$24,528	47%
Gross margin	78%	77%
Cost of revenue increased by $24.5 million, or 47%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $11.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $9.7 million, inclusive of an increase of $3.4 million in stock-based compensation expense, driven primarily by a 62% increase in headcount in our customer support and cloud operations organizations from October 31, 2021 to October 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $1.8 million for facility and IT services.
Gross margin increased from 77% for the three months ended October 31, 2021 to 78% for the three months ended October 31, 2022. The increase in gross margin is primarily due to the additional hardware costs incurred in the three months ended October 31, 2021.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing expenses	$228,836	$153,786	$75,050	49%
Sales and marketing expenses increased by $75.1 million, or 49%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The increase was primarily due to a 50% increase in headcount from October 31, 2021 to October 31, 2022, resulting in an increase of $48.7 million in employee-related expenses, inclusive of an increase of $12.9 million in stock-based compensation expense, and an increase of $11.2 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $13.8 million in travel expense, $6.1 million for facility and IT services and $2.7 million in marketing and advertising expense.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development expenses	$74,946	$65,216	$9,730	15%
Research and development expenses increased by $9.7 million, or 15%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $10.9 million in employee-related expenses, excluding stock-based compensation expense which decreased in the three months ended October 31, 2022. This increase in employee-related expenses was driven by a 58% increase in headcount from October 31, 2021 to October 31, 2022. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $3.6 million in facility, software and equipment related expenses to support our growth. These increases were partially offset by a decrease in stock-based compensation expense of $2.7 million, primarily as a result of the resignation of our President in October 2022 which resulted in the reversal of $9.9 million of stock-based compensation expense associated with the cancellation of unvested incentive equity awards in the three months ended October 31, 2022. The net increase was further offset by higher capitalized internal-use software development costs of $4.2 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative expenses	$44,156	$33,717	$10,439	31%
General and administrative expenses increased by $10.4 million, or 31%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The overall increase was primarily due to an increase of $4.2 million in employee-related expenses, inclusive of an increase of $1.6 million in stock-based compensation expense, driven in part by a 65% increase in headcount from October 31, 2021 to October 31, 2022. The remainder of the increase was primarily attributable to increased expenses of $2.9 million for professional services and $1.3 million for facility related expenses.
Interest Income

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$7,865	$473	$7,392	1,563%
Interest income increased by $7.4 million for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The increase as primarily driven by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(1,331)	$(13,835)	$(12,504)	(90)%
Interest expense decreased by $12.5 million for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The decrease in interest expense was primarily due to the derecognition of the unamortized debt discount as a result of the adoption of ASU 2020-06. For further information refer to Note 1, Business and Summary of Significant Accounting Policies of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Expense, Net

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Other expense, net	$(863)	$(589)	$(274)	(47)%
Other expense, net increased by $0.3 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$4,746	$2,479	$2,267	91%
Our provision for income taxes increased by $2.3 million for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The increase in the provision for income taxes for the three months ended October 31, 2022 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the impact of a tax law change related to mandatory capitalization of research and development expenses in the U.S. for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such periods.
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
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,824.8 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
In June 2020, we completed the private offering of the Notes with an aggregate principal amount of $1,150.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,130.5 million. In connection with the Notes, we entered into the Capped Call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $145.2 million of the net proceeds of the Notes to purchase the Capped Calls.
We have generated significant losses from operations, as reflected in our accumulated deficit of $956.2 million as of October 31, 2022. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic conditions, such as high inflation and recessionary environments, and the impact of COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2022, we had deferred revenue of $1,005.7 million, of which $913.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of October 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$128,457	$93,271
Net cash used in investing activities	$(57,702)	$(67)
Net cash provided by financing activities	$980	$2,594
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2022 was $128.5 million, which resulted from a net loss of $68.2 million, adjusted for non-cash charges of $150.2 million and net cash inflows of $46.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $105.2 million for stock-based compensation expense, $22.3 million for amortization of deferred contract acquisition costs, $11.9 million for depreciation and amortization expense, $7.1 million for non-cash operating lease costs, $2.6 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of $130.6 million in accounts receivable, primarily due to timing of billings and collections, an increase of $3.6 million in accrued expenses, other current and noncurrent liabilities and an increase of $3.0 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from a decrease of $32.8 million in accrued compensation, an increase of $26.8 million in deferred contract acquisition costs, a decrease of $15.3 million in deferred revenue, a decrease of $8.3 million in operating lease liabilities and an increase of $7.6 million in prepaid expenses, other current and noncurrent assets.
Net cash provided by operating activities during the three months ended October 31, 2021 was $93.3 million, which resulted from a net loss of $90.8 million, adjusted for non-cash charges of $138.0 million and net cash inflows of $46.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $89.9 million for stock-based compensation expense, $14.9 million for amortization of deferred contract acquisition costs, $13.5 million for amortization of debt discount and issuance costs, $9.0 million for depreciation and amortization expense, $6.0 million for non-cash operating lease costs, $2.7 million for amortization of investment premiums, net of accretion of purchase discounts and $2.2 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of $84.9 million in accounts receivable, primarily due to timing of billings and collections, and an increase of $17.4 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts. Net cash inflows were partially offset by cash outflows resulting from an increase of $24.0 million in deferred contract acquisition costs, a decrease of $21.0 million in accrued compensation, a decrease of $5.9 million in operating lease liabilities, an increase of $4.1 million in prepaid expenses, other current and noncurrent assets.

Investing Activities
Net cash used in investing activities during the three months ended October 31, 2022 of $57.7 million was primarily attributable to the purchases of short-term investments of $210.3 million and capital expenditures of $32.8 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturity of short-term investments of $186.1 million.
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
Financing Activities
Net cash provided by financing activities of $1.0 million during the three months ended October 31, 2022 was primarily attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $2.6 million during the three months ended October 31, 2021 was primarily attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2022 Form 10-K.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2022 Form 10-K. There have been no significant changes to these policies for the three months ended October 31, 2022, except as described in Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2022 Form 10-K.
Interest Rate Risk
As of October 31, 2022, we had cash, cash equivalents and short-term investments totaling $1,824.8 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2022, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $4.2 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued the Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. Through July 31, 2022, we carried the Notes at face value less unamortized debt discount and debt issuance costs on our balance sheet. Effective August 1, 2022, upon adoption of ASU 2020-06, we carry the Notes at face value less debt issuance costs on our balance sheet, as the adoption of this standard eliminated the debt discount. We present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 8, Convertible Senior Notes, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the condensed consolidated financial statements for three months ended October 31, 2022 and 2021.
We have a foreign currency risk management program and we enter into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 24 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk. We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $390.3 million, $262.0 million and $115.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of October 31, 2022, we had an accumulated deficit of $956.2 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
If organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected.
Cloud technologies are still evolving, and it is difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are becoming increasingly dependent on the internet as they move their applications and data to the cloud. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. However, traditional on-premises security appliances are entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict market acceptance of our cloud platform, or the success of competing products; services or technologies based on other technologies. If we fail to achieve market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.

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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2022, 34% of our revenue for fiscal 2021 and 40% of our revenue for fiscal 2020 and 27% and 31% of our revenue for the three months ended October 31, 2022 and 2021, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic conditions, including the ongoing impact to the global and U.S. economies as a result of COVID-19, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 51% of our revenue from our international customers in each of fiscal 2022 and fiscal 2021. As of July 31, 2022, approximately 55% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
As of October 31, 2022, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 45.2% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.7% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Risks Related to the Notes
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended October 31, 2022, the conditions allowing holders of the Notes to convert was not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in the condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes is accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in the condensed consolidated statement of operations. Accordingly, we report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest.
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
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potential diluted effect of the convertible senior notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the senior convertible notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the senior convertible notes.
These accounting standards have impacted and may in the future impact our reported net income (loss), which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1 +	Waiver agreement between the Registrant and Amit Sinha, dated as of October 6th, 2022					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

December 7, 2022	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer