Form 10-Q
period 2023-01-31
Zscaler, Inc.
filed 2023-03-08
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2023, the number of shares of registrant’s common stock outstanding was 145,120,095.

ZSCALER, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2023	July 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,257,012	$1,013,210
Short-term investments	648,332	718,129
Accounts receivable, net	358,614	399,745
Deferred contract acquisition costs	96,105	86,210
Prepaid expenses and other current assets	56,046	39,353
Total current assets	2,416,109	2,256,647
Property and equipment, net	200,468	160,633
Operating lease right-of-use assets	69,848	72,357
Deferred contract acquisition costs, noncurrent	219,046	210,792
Acquired intangible assets, net	26,716	31,819
Goodwill	78,547	78,547
Other noncurrent assets	29,222	21,870
Total assets	$3,039,956	$2,832,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,632	$26,154
Accrued expenses and other current liabilities	43,547	46,496
Accrued compensation	97,293	111,948
Deferred revenue	1,000,359	923,749
Operating lease liabilities	29,173	26,100
Total current liabilities	1,204,004	1,134,447
Convertible senior notes, net	1,140,516	968,674
Deferred revenue, noncurrent	111,521	97,374
Operating lease liabilities, noncurrent	46,233	50,948
Other noncurrent liabilities	9,025	7,922
Total liabilities	2,511,299	2,259,365
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2023 and July 31, 2022; 145,087 and 143,038 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	145	143
Additional paid-in capital	1,547,203	1,590,885
Accumulated other comprehensive loss	(5,037)	(25,850)
Accumulated deficit	(1,013,654)	(991,878)
Total stockholders’ equity	528,657	573,300
Total liabilities and stockholders’ equity	$3,039,956	$2,832,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Revenue	$387,598	$255,563	$743,146	$486,080
Cost of revenue	87,604	57,783	164,301	109,952
Gross profit	299,994	197,780	578,845	376,128
Operating expenses:
Sales and marketing	235,945	175,073	464,781	328,859
Research and development	85,765	69,195	160,711	134,411
General and administrative	43,522	37,444	87,678	71,161
Total operating expenses	365,232	281,712	713,170	534,431
Loss from operations	(65,238)	(83,932)	(134,325)	(158,303)
Interest income	12,669	557	20,534	1,030
Interest expense	(1,333)	(14,040)	(2,664)	(27,875)
Other income (expense), net	141	(844)	(722)	(1,433)
Loss before income taxes	(53,761)	(98,259)	(117,177)	(186,581)
Provision for income taxes	3,692	2,161	8,438	4,640
Net loss	$(57,453)	$(100,420)	$(125,615)	$(191,221)
Net loss per share, basic and diluted	$(0.40)	$(0.71)	$(0.87)	$(1.37)
Weighted-average shares used in computing net loss per share, basic and diluted	144,511	140,515	144,001	139,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net loss	$(57,453)	$(100,420)	$(125,615)	$(191,221)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	4,501	(4,247)	1,853	(5,411)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	24,019	(3,164)	9,980	(4,469)
Net realized gains reclassified into net loss	4,267	876	8,980	1,231
Net change on cash flow hedges	28,286	(2,288)	18,960	(3,238)
Other comprehensive income (loss)	32,787	(6,535)	20,813	(8,649)
Comprehensive loss	$(24,666)	$(106,955)	$(104,802)	$(199,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	144,210	$144	$1,425,156	$(37,824)	$(956,201)	$431,275
Issuance of common stock upon exercise of stock options	115	—	1,122	—	—	1,122
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units and other stock issuances	647	1	(1)	—	—	—
Stock-based compensation	—	—	109,516	—	—	109,516
Other comprehensive income	—	—	—	32,787	—	32,787
Net loss	—	—	—	—	(57,453)	(57,453)
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
Stockholders' equity activity for the three months ended January 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2021	140,032	$140	$1,225,224	$(2,764)	$(692,401)	$530,199
Issuance of common stock upon exercise of stock options	277	—	2,227	—	—	2,227
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	645	1	1,702	—	—	1,703
Stock-based compensation	—	—	100,684	—	—	100,684
Other comprehensive loss	—	—	—	(6,535)	—	(6,535)
Net loss	—	—	—	—	(100,420)	(100,420)
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06 (Note 1)	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	224	—	2,104	—	—	2,104
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units and other stock issuances	1,710	2	(2)	—	—	—
Stock-based compensation	—	—	216,544	—	—	216,544
Other comprehensive income	—	—	—	20,813	—	20,813
Net loss	—	—	—	—	(125,615)	(125,615)
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
Stockholders' equity activity for the six months ended January 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	664	—	4,871	—	—	4,871
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	1,628	2	1,701	—	—	1,703
Stock-based compensation	—	—	192,259	—	—	192,259
Other comprehensive loss	—	—	—	(8,649)	—	(8,649)
Net loss	—	—	—	—	(191,221)	(191,221)
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(125,615)	$(191,221)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	25,241	19,005
Amortization expense of acquired intangible assets	5,103	4,457
Amortization of deferred contract acquisition costs	46,053	31,038
Amortization of debt discount and issuance costs	1,945	27,156
Non-cash operating lease costs	14,988	12,411
Stock-based compensation expense	214,911	188,891
Amortization (accretion) of investments purchased at a premium (discount)	(1,433)	4,662
Deferred income taxes	9	(659)
Other	(1,480)	295
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	40,800	(12,622)
Deferred contract acquisition costs	(64,202)	(58,513)
Prepaid expenses, other current and noncurrent assets	(7,800)	4,903
Accounts payable	5,228	(103)
Accrued expenses, other current and noncurrent liabilities	5,899	5,029
Accrued compensation	(17,651)	(9,759)
Deferred revenue	90,862	129,594
Operating lease liabilities	(14,920)	(13,031)
Net cash provided by operating activities	217,938	141,533
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(43,883)	(20,442)
Capitalized internal-use software	(15,623)	(8,275)
Payments for business acquisitions, net of cash acquired	—	(380)
Purchase of strategic investments	(1,200)	—
Purchases of short-term investments	(513,743)	(624,254)
Proceeds from maturities of short-term investments	586,801	629,411
Net cash provided by (used in) investing activities	12,352	(23,940)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	2,104	4,871
Proceeds from issuance of common stock under the employee stock purchase plan	11,410	11,509
Payment of deferred consideration related to business acquisitions	—	(50)
Other	(2)	(2)
Net cash provided by financing activities	13,512	16,328
Net increase in cash and cash equivalents (1)	243,802	133,921
Cash and cash equivalents at beginning of period (1)	1,013,210	275,898
Cash and cash equivalents at end of period (1)	$1,257,012	$409,819
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$3,008	$3,777
Cash paid for interest expense	$719	$719
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$12,136	$10,087
Net change in purchased equipment included in accounts payable and accrued expenses	$2,839	$513

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2022 was derived from the audited consolidated financial statements as of that date. The accompanying interim condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2023, the condensed consolidated statements of operations for the three and six months ended January 31, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended January 31, 2023 and 2022 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2023 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2023 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended January 31, 2023 other than for the adoption of new accounting guidance related to convertible senior notes effective August 1, 2022, further described below.
Recently Adopted Accounting Pronouncements
In June 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potentially diluted effect of the convertible senior notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the senior convertible notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the senior convertible notes. Since we have reported net losses for all periods presented, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to the diluted net loss per share for all periods presented.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the three and six months ended January 31, 2023 and 2022, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$193,508	50%	$125,419	49%	$369,023	50%	$238,832	49%
Europe, Middle East and Africa	124,742	32%	88,174	35%	241,749	32%	168,723	35%
Asia Pacific	57,602	15%	36,029	14%	109,858	15%	67,080	14%
Other	11,746	3%	5,941	2%	22,516	3%	11,445	2%
Total	$387,598	100%	$255,563	100%	$743,146	100%	$486,080	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$358,165	92%	$238,947	93%	$687,522	93%	$454,550	94%
Direct customers	29,433	8%	16,616	7%	55,624	7%	31,530	6%
Total	$387,598	100%	$255,563	100%	$743,146	100%	$486,080	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances, as of January 31, 2023 and July 31, 2022 was $1,111.9 million and $1,021.1 million, respectively. In the six months ended January 31, 2023 and 2022, we recognized revenue of $603.8 million and $378.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,809.2 million. We expect to recognize 51% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$301,472	$216,103	$297,002	$207,030
Capitalization of contract acquisition costs	37,407	34,528	64,202	58,513
Amortization of deferred contract acquisition costs	(23,728)	(16,126)	(46,053)	(31,038)
Ending balance	$315,151	$234,505	$315,151	$234,505
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	January 31, 2023	July 31, 2022

	(in thousands)
Deferred contract acquisition costs, current	$96,105	$86,210
Deferred contract acquisition costs, noncurrent	219,046	210,792
Total deferred contract acquisition costs	$315,151	$297,002
Sales commissions accrued but not paid as of January 31, 2023 and July 31, 2022, totaled $23.5 million and $47.2 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$436,581	$—	$—	$436,581
U.S. treasury securities	26,933	—	(2)	26,931
U.S. government agency securities	369,324	—	(79)	369,245
Corporate debt securities	117,303	—	—	117,303
Total cash equivalents	$950,141	$—	$(81)	$950,060

Short-term investments:
U.S. treasury securities	$31,533	$40	$—	$31,573
U.S. government agency securities	276,278	—	(6,471)	269,807
Corporate debt securities	350,578	337	(3,963)	346,952
Total short-term investments	$658,389	$377	$(10,434)	$648,332

Total cash equivalents and short-term investments	$1,608,530	$377	$(10,515)	$1,598,392
Cash equivalents and short-term investments consisted of the following as of July 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$247,613	$—	$—	$247,613
U.S. treasury securities	202,778	—	(70)	202,708
U.S. government agency securities	135,525	2	(38)	135,489
Corporate debt securities	106,272	—	—	106,272
Total cash equivalents	$692,188	$2	$(108)	$692,082

Short-term investments:
U.S. treasury securities	$96,089	$10	$(251)	$95,848
U.S. government agency securities	339,957	6	(6,628)	333,335
Corporate debt securities	293,968	—	(5,022)	288,946
Total short-term investments	$730,014	$16	$(11,901)	$718,129

Total cash equivalents and short-term investments	$1,422,202	$18	$(12,009)	$1,410,211

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2023:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$427,636	$423,153
Due between one to three years	230,753	225,179
Total	$658,389	$648,332
Short-term investments that were in an unrealized loss position as of January 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$24,983	$—	$—	$—	$24,983	$—
U.S. government agency securities	75,709	(23)	183,088	(6,448)	258,797	(6,471)
Corporate debt securities	49,577	(181)	141,110	(3,782)	190,687	(3,963)
Total	$150,269	$(204)	$324,198	$(10,230)	$474,467	$(10,434)
Short-term investments that were in an unrealized loss position as of July 31, 2022 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$80,833	$(251)	$—	$—	$80,833	$(251)
U.S. government agency securities	230,670	(5,150)	50,134	(1,478)	280,804	(6,628)
Corporate debt securities	155,968	(3,947)	71,127	(1,075)	227,095	(5,022)
Total	$467,471	$(9,348)	$121,261	$(2,553)	$588,732	$(11,901)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2023 and July 31, 2022.
As of January 31, 2023 and July 31, 2022, we recorded $1.7 million and $1.3 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. As of January 31, 2023 and July 31, 2022, the carrying amount of our strategic investments was $6.3 million and $5.1 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2023, consisted of the following:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$436,581	$436,581	$—	$—
U.S. treasury securities	26,931	—	26,931	—
U.S. government agency securities	369,245	—	369,245	—
Corporate debt securities	117,303	—	117,303	—
Total cash equivalents	$950,060	$436,581	$513,479	$—

Short-term investments:
U.S. treasury securities	$31,573	$—	$31,573	$—
U.S. government agency securities	269,807	—	269,807	—
Corporate debt securities	346,952	—	346,952	—
Total short-term investments	$648,332	$—	$648,332	$—

Total cash equivalents and short-term investments	$1,598,392	$436,581	$1,161,811	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$7,770	$—	$7,770	$—
Foreign currency contract assets-noncurrent (2)	$5,368	$—	$5,368	$—
Foreign currency contracts liabilities-current (3)	$4,084	$—	$4,084	$—
Foreign currency contracts liabilities-noncurrent (4)	$145	$—	$145	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$617	$—	$617	$—
Foreign currency contracts liabilities-current (3)	$2,309	$—	$2,309	$—
(1) Included within prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Included within other noncurrent assets in the condensed consolidated balance sheets.
(3) Included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Included within other noncurrent liabilities in the condensed consolidated balance sheets.

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
(1) Included within prepaid expenses and other current assets in the consolidated balance sheets.
(2) Included within other noncurrent assets in the consolidated balance sheets.
(3) Included within accrued expenses and other current liabilities in the consolidated balance sheets.
(4) Included within other noncurrent liabilities in the consolidated balance sheets.
We did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.
Refer to Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2023 and July 31, 2022.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	January 31, 2023	July 31, 2022

	(in thousands)
Hosting equipment	$234,101	$191,037
Capitalized internal-use software	96,343	72,267
Computers and equipment	7,464	6,774
Purchased software	1,311	1,311
Furniture and fixtures	1,024	1,022
Leasehold improvements	7,339	7,339
Total property and equipment, gross	347,582	279,750
Less: Accumulated depreciation and amortization	(147,114)	(119,117)
Total property and equipment, net	$200,468	$160,633
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of January 31, 2023, their historical cost and accumulated amortization were $8.6 million and $1.2 million, respectively. As of July 31, 2022, their historical cost and accumulated amortization were $6.4 million and $0.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $13.4 million and $10.0 million for the three months ended January 31, 2023 and 2022, respectively, and $25.2 million and $19.0 million for the six months ended January 31, 2023 and 2022, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $2.0 million and $1.0 million for the three months ended January 31, 2023 and 2022, respectively, and $3.7 million and $1.9 million for the six months ended January 31, 2023 and 2022, respectively.
Note 6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill was $78.5 million as of January 31, 2023 and July 31, 2022.
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.

Acquired intangible assets subject to amortization consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2022	Additions	January 31, 2023	July 31, 2022	Amortization Expense	January 31, 2023	July 31, 2022	January 31, 2023

	(in thousands)
Developed technology	$48,356	$—	$48,356	$(18,972)	$(4,747)	$(23,719)	$29,384	$24,637
Customer relationships	3,560	—	3,560	(1,125)	(356)	(1,481)	2,435	2,079
Total	$51,916	$—	$51,916	$(20,097)	$(5,103)	$(25,200)	$31,819	$26,716
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2023 was $2.6 million and $5.1 million, respectively, and for the three and six months ended January 31, 2022 was $2.2 million and $4.5 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets consisted of the following:

January 31, 2023

Year ending July 31,	(in thousands)
2023 (remaining six months)	$4,817
2024	8,481
2025	7,778
2026	4,232
2027	1,408
Total	$26,716
Note 7. Derivative Instruments
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and six months ended January 31, 2023 and 2022.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and six months ended January 31, 2023 and 2022.
As of January 31, 2023 and July 31, 2022, the total notional amount of our outstanding designated foreign currency forward contracts was $409.2 million and $293.4 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $156.2 million and $126.4 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 24 months. As of January 31, 2023, an estimated $2.9 million of the unrealized losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of January 31, 2023 and July 31, 2022.

During the three and six months ended January 31, 2023 and 2022, changes in the fair value of our non-designated derivative instruments recorded within other expense, net in the condensed consolidated statements of operations were not material.
During the three months ended January 31, 2023 and 2022, we recognized a gain of $24.0 million and a loss of $3.2 million, respectively, in accumulated other comprehensive income (loss) ("AOCI") related to our cash flow hedges. During the six months ended January 31, 2023 and 2022, we recognized a gain of $10.0 million and a loss of $4.5 million, respectively, in AOCI related to our cash flow hedges.
The following table presents information about (gains) losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations for three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Six Months Ended January 31,

	2023	2022	2023	2022
	(in thousands)
Classification:
Cost of revenue	$706	$64	$1,413	$69
Sales and marketing	2,757	760	6,053	1,140
Research and development	583	24	1,047	(2)
General and administrative	221	28	467	24
Total	$4,267	$876	$8,980	$1,231
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2023 and July 31, 2022. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

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
During the three and six months ended January 31, 2023, the conditions allowing holders of the Notes to convert were not met.
The net carrying amount of the liability component of the Notes consisted of the following:

	January 31,	July 31,
	2023	2022

	(in thousands)
Principal amount	$1,149,993	$1,149,995
Less:
Unamortized debt discount (1)	—	172,169
Unamortized debt issuance costs (1)	9,477	9,152
Net carrying amount	$1,140,516	$968,674
(1) Effective August 1, 2022, we adopted ASU 2020-06 using the modified retrospective method under which prior period amounts have not been adjusted. The adoption of this standard resulted in the elimination of the debt discount and related amortization as interest expense and the classification of the portion of the debt issuance costs initially allocated to equity within the carrying amount of our senior convertible notes, which is recognized as interest expense post adoption of the standard.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Contractual interest expense	$360	$359	$719	$719
Amortization of debt discount (1)	—	12,990	—	25,785
Amortization of debt issuance costs (1)	973	691	1,945	1,371
Total	$1,333	$14,040	$2,664	$27,875
(1) The decrease in total interest expense for the three and six months ended January 31, 2023, was due to the derecognition of unamortized debt discount partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of adoption of ASU 2020-06, as described in Note 1, Business and Summary of Significant Accounting Policies.
The total fair value of the Notes was $1,259.9 million and $1,418.5 million as of January 31, 2023 and July 31, 2022, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of January 31, 2023 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and six months ended January 31, 2023 and 2022, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2022 Form 10-K for further information on the Capped Calls.
Note 9. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the three and six months ended January 31, 2023, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2022 Form 10-K.
Other Commitments
As of January 31, 2023 and July 31, 2022, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.1 million with a bank, which serve as security under certain real estate leases.
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

Stock Options
The activity of stock options for the six months ended January 31, 2023 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2022	1,673	$11.81	2.5	$240,286
Exercised	(224)	9.20		29,977
Canceled, forfeited or expired	(5)	7.61
Balance as of January 31, 2023	1,444	$12.24	2.1	$161,644
Exercisable and expected to vest as of July 31, 2022	1,501	$10.78	2.4	$216,539
Exercisable and expected to vest as of January 31, 2023	1,375	$11.60	2.1	$154,769
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2023 and 2022 was $30.0 million and $182.6 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the six months ended January 31, 2023:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2022	7,388	$157.17	$1,145,526
Granted	2,365	157.94
Vested	(1,666)	150.83	254,957
Canceled or forfeited	(738)	168.08
Balance as of January 31, 2023	7,349	$157.76	$912,413
As of January 31, 2023, there were 0.1 million outstanding PSAs for which the performance metrics have not been defined as of such date. Accordingly, such awards are not considered granted for accounting purposes as of January 31, 2023 and have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the three months ended January 31, 2023, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $99.59 per share, resulting in total cash proceeds of $11.4 million. ESPP employee payroll contributions accrued as of January 31, 2023 and July 31, 2022, were $9.2 million and $4.7 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

In December 2022, certain outstanding ESPP offering periods were reset and automatically rolled over into a new ESPP offering period that started on December 15, 2022. The reset was accounted for as a modification, which resulted in incremental stock-based compensation of $8.3 million that will be recognized over the remaining term of the modified ESPP offering periods, ranging from approximately six months to 18 months.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31,
	2023	2022

Expected term (in years)	0.5 -2.0	0.5 - 2.0
Expected stock price volatility	62.4% - 75.9%	44.1% - 57.4%
Risk-free interest rate	4.2% - 4.7%	0.1% - 0.7%
Dividend yield	0.0%	0.0%
Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company, but will continue serving as a member of our Board of Directors. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the condensed consolidated statement of operations for the six months ended January 31, 2023.
Modification of Equity Awards
During the three months ended October 31, 2022, we modified the equity awards of certain employees. In accordance with the accounting for the modification, we recognized stock-based compensation expense of $5.6 million in research and development expenses in the condensed consolidated statement of operations for the six months ended January 31, 2023.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$9,410	$5,481	$17,842	$10,467
Sales and marketing	54,213	44,586	107,848	85,307
Research and development	29,005	28,626	53,536	55,885
General and administrative	17,110	20,295	35,685	37,232
Total	$109,738	$98,988	$214,911	$188,891
During the three months ended January 31, 2023 and 2022, we capitalized stock-based compensation associated with the development of software for internal-use of $4.3 million and $2.7 million, respectively. During the six months ended January 31, 2023 and 2022, the amount capitalized was $8.3 million and $5.2 million, respectively.

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
We recorded provision for income taxes of $3.7 million and $2.2 million for the three months ended January 31, 2023 and 2022, respectively, and $8.4 million and $4.6 million for the six months ended January 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the six months ended January 31, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business and the effects of a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
Note 12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net loss	$(57,453)	$(100,420)	$(125,615)	$(191,221)
Weighted-average shares used in computing net loss per share, basic and diluted	144,511	140,515	144,001	139,901
Net loss per share, basic and diluted	$(0.40)	$(0.71)	$(0.87)	$(1.37)
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
Upon the adoption of ASU 2020-06 on August 1, 2022, we calculated the potential dilutive effect of the Notes under the if-converted method. Under this method, diluted earnings per share is determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of January 31, 2023.
The following table summarizes the potentially dilutive securities outstanding as of January 31, 2023 and 2022 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	January 31,
	2023	2022

	(in thousands)
Unvested RSUs and shares of common stock	6,747	6,843
Stock options	1,444	1,921
Unvested PSAs (1)	721	835
Share purchase rights under the ESPP	796	798
Notes	7,626	7,626
Total	17,334	18,023
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2023 and 2022, as they are not considered outstanding for accounting purposes. Refer to Note 10, Stock-Based Compensation, for further information.

Note 13. Subsequent Events
Acquisition of Canonic Security Technologies, Ltd.
In February 2023, we completed the acquisition of Canonic Security Technologies, Ltd. (“Canonic”), an early-stage technology company incorporated in Israel. We plan to integrate Canonic’s technology into our cloud platform. Pursuant to the terms of the purchase agreement, the purchase consideration totaled approximately $20.3 million before adjustments, as defined. Certain Canonic employees, who became our employees, are entitled to receive deferred purchase consideration payable in the form of shares of our authorized common stock, which are subject to future employment services. Additionally, we committed to issue to certain Canonic employees, who became our employees, RSUs and PSAs with an aggregated estimated value of $5.3 million at closing, which are subject to future employment services. The purchase consideration for the acquired business will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the closing date. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for this acquisition during the third quarter of fiscal 2023.
Restructuring Plan
On March 1, 2023, we committed to a plan to restructure and reduce our workforce as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. In connection with these actions, we expect to reduce our worldwide headcount by approximately 3%. The reduction in workforce is currently expected to be substantially complete by the end of fiscal 2023. We expect to incur aggregate non-recurring charges of approximately $8.0 million to $10.0 million, consisting primarily of employee severance and benefit costs associated with the restructuring. We expect to recognize the majority of these charges in the third quarter of fiscal 2023.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the six months ended January 31, 2023 and 2022, our revenue was $743.1 million and $486.1 million, respectively. We have incurred net losses in all periods since our inception. For the six months ended January 31, 2023 and 2022, our net loss was $125.6 million and $191.2 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of macroeconomic conditions and COVID-19
Recent changes in macroeconomic conditions such as high inflation and potential recessionary environments can cause uncertainty in our business. For the six months ended January 31, 2023, we experienced growth in total revenue but also saw increased scrutiny and a longer approval process for transactions, particularly larger deals in comparison to the prior fiscal period, as potential new customers are taking longer to make purchasing decisions and requiring additional approvals for large expenditures in response to the challenging economic environment. Macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions of our cloud platform.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to macroeconomic conditions and the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2022 and 2021, we had over 6,700 and over 5,600 customers, respectively, across all major geographies. As of July 31, 2022, we had over 600 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging economic environment, potential new customers are increasingly taking longer to make purchasing decisions and requiring additional approvals for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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
These purchases increase the Annual Recurring Revenue ("ARR") attributable to our customers over time. To establish ARR for a customer, we use the total amount of each order booked to compute the annual recurring value of revenue that we would recognize if the customer continues to renew all contractual subscriptions. For example, a contract for $3.0 million with a contractual term of three years would have an ARR of $1.0 million as long as our customer uses our cloud platform.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended January 31, 2023 and 2022, the dollar-based net retention rate was above 125%.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
GAAP gross profit	$299,994	$197,780	$578,845	$376,128
Add:
Stock-based compensation expense and related payroll taxes	9,595	5,766	18,256	11,085
Amortization expense of acquired intangible assets	2,175	2,000	4,114	4,056
Non-GAAP gross profit	$311,764	$205,546	$601,215	$391,269
GAAP gross margin	77%	77%	78%	77%
Non-GAAP gross margin	80%	80%	81%	80%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
GAAP loss from operations	$(65,238)	$(83,932)	$(134,325)	$(158,303)
Add:
Stock-based compensation expense and related payroll taxes	111,518	104,045	220,154	200,139
Amortization expense of acquired intangible assets	2,551	2,231	5,103	4,457
Non-GAAP income from operations	$48,831	$22,344	$90,932	$46,293
GAAP operating margin	(17)%	(33)%	(18)%	(33)%
Non-GAAP operating margin	13%	9%	12%	10%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of January 31, 2023, the accrued employee payroll contributions to our ESPP was $9.2 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2023.

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities	$89,481	$48,262	$217,938	$141,533
Less:
Purchases of property, equipment and other assets	(18,681)	(13,988)	(43,883)	(20,442)
Capitalized internal-use software	(7,982)	(4,825)	(15,623)	(8,275)
Free cash flow	$62,818	$29,449	$158,432	$112,816
As a percentage of revenue:
Net cash provided by operating activities	23%	19%	29%	29%
Less:
Purchases of property, equipment and other assets	(5)%	(5)%	(6)%	(4)%
Capitalized internal-use software	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	16%	12%	21%	23%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $126.1 million, or 34%, for the three months ended January 31, 2023 over the three months ended January 31, 2022 and $218.5 million or 36%, for the six months ended January 31, 2023 over the six months ended January 31, 2022. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Revenue	$387,598	$255,563	$743,146	$486,080
Add: Total deferred revenue, end of period	1,111,880	759,931	1,111,880	759,931
Less: Total deferred revenue, beginning of period	(1,005,713)	(647,816)	(1,021,123)	(630,601)
Calculated billings	$493,765	$367,678	$833,903	$615,410

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three and six months ended January 31, 2023 and 2022, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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

Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs and recognition of contractual interest expense related to the Notes. Refer to Note 8, Convertible Senior Notes, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$387,598	$255,563	$743,146	$486,080
Cost of revenue (1)(2)	87,604	57,783	164,301	109,952
Gross profit	299,994	197,780	578,845	376,128
Operating expenses:
Sales and marketing (1)(2)	235,945	175,073	464,781	328,859
Research and development (1)(2)	85,765	69,195	160,711	134,411
General and administrative (1)	43,522	37,444	87,678	71,161
Total operating expenses	365,232	281,712	713,170	534,431
Loss from operations	(65,238)	(83,932)	(134,325)	(158,303)
Interest income	12,669	557	20,534	1,030
Interest expense (3)	(1,333)	(14,040)	(2,664)	(27,875)
Other income (expense), net	141	(844)	(722)	(1,433)
Loss before income taxes	(53,761)	(98,259)	(117,177)	(186,581)
Provision for income taxes	3,692	2,161	8,438	4,640
Net loss	$(57,453)	$(100,420)	$(125,615)	$(191,221)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$9,595	$5,766	$18,256	$11,085
Sales and marketing	55,213	47,666	110,682	91,130
Research and development	29,380	30,000	54,613	58,570
General and administrative	17,330	20,613	36,603	39,354
Total	$111,518	$104,045	$220,154	$200,139

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,175	$2,000	$4,114	$4,056
Sales and marketing	178	178	356	348
Research and development	198	53	633	53
Total	$2,551	$2,231	$5,103	$4,457

(3) Includes amortization of debt discount and issuance costs as follows:	$973	$13,680	$1,945	$27,156

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	23	23	22	23
Gross margin	77	77	78	77
Operating expenses
Sales and marketing	61	68	62	68
Research and development	22	27	22	28
General and administrative	11	15	12	14
Total operating expenses	94	110	96	110
Operating margin	(17)	(33)	(18)	(33)
Interest income	3	—	3	1
Interest expense	—	(5)	(1)	(6)
Other income (expense), net	—	—	—	—
Loss before income taxes	(14)	(38)	(16)	(38)
Provision for income taxes	1	1	1	1
Net loss	(15)%	(39)%	(17)%	(39)%

Comparison of the Three Months Ended January 31, 2023 and 2022
Revenue

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$387,598	$255,563	$132,035	52%

Revenue increased by $132.0 million, or 52%, for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $89.9 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 16% from January 31, 2022 to January 31, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$87,604	$57,783	$29,821	52%
Gross margin	77%	77%
Cost of revenue increased by $29.8 million, or 52%, for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $15.0 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $11.6 million, inclusive of an increase of $3.9 million in stock-based compensation expense, driven primarily by a 41% increase in headcount in our customer support and cloud operations organizations from January 31, 2022 to January 31, 2023. The remainder of the increase was primarily attributable to increased expenses of $2.0 million for facility and IT services.
Gross margin remained unchanged at 77% for each of the three months ended January 31, 2023 and 2022.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expenses	$235,945	$175,073	$60,872	35%
Sales and marketing expenses increased by $60.9 million, or 35%, for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The increase was primarily due to a 39% increase in headcount from January 31, 2022 to January 31, 2023, resulting in an increase of $47.1 million in employee-related expenses, inclusive of an increase of $9.6 million in stock-based compensation expense and an increase of $10.6 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.7 million for facility and IT services, $3.4 million in travel expense and $2.9 million in marketing and advertising expense.

Research and Development Expenses

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development expenses	$85,765	$69,195	$16,570	24%
Research and development expenses increased by $16.6 million, or 24%, for the three months ended January 31, 2023, compared to the three months ended January 31, 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $14.8 million in employee-related expenses. This increase in employee-related expenses was driven by a 46% increase in headcount from January 31, 2022 to January 31, 2023. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $3.7 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $3.2 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expenses	$43,522	$37,444	$6,078	16%
General and administrative expenses increased by $6.1 million, or 16%, for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The overall increase was primarily due to an increase of $5.1 million in employee-related expenses, excluding stock-based compensation expense which decreased by $3.2 million in the three months ended January 31, 2023. The decrease in stock-based compensation expense was primarily as a result of an executive award for which the vesting term was completed in the quarter ended October 31, 2022. The increase in employee-related expenses was driven in part by a 45% increase in headcount from January 31, 2022 to January 31, 2023. The remainder of the increase was primarily attributable to increased expenses of $1.7 million for professional services and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$12,669	$557	$12,112	2,175%
Interest income increased by $12.1 million for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The increase was primarily driven by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(1,333)	$(14,040)	$(12,707)	(91)%
Interest expense decreased by $12.7 million for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The decrease in interest expense was primarily due to the derecognition of the unamortized debt discount as a result of the adoption of ASU 2020-06. For further information refer to Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income (expense), net

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Other income (expense), net	$141	$(844)	$985	117%
Other income (expense), net increased by $1.0 million for the three months ended January 31, 2023 compared to the three months ended January 31, 2022. The increase was primarily driven by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$3,692	$2,161	$1,531	71%
Our provision for income taxes increased by $1.5 million for the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The increase in the provision for income taxes for the three months ended January 31, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the impact of a tax law change related to mandatory capitalization of research and development expenses in the U.S. for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022.
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
Comparison of the Six Months Ended January 31, 2023 and 2022
Revenue

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$743,146	$486,080	$257,066	53%

Revenue increased by $257.1 million, or 53%, for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $187.0 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 16% from January 31, 2022 to January 31, 2023.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$164,301	$109,952	$54,349	49%
Gross margin	78%	77%
Cost of revenue increased by $54.3 million, or 49%, for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $26.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $21.6 million, inclusive of an increase of $7.4 million in stock-based compensation expense, driven primarily by a 41% increase in headcount in our customer support and cloud operations organizations from January 31, 2022 to January 31, 2023. The remainder of the increase was primarily attributable to increased expenses of $3.8 million for facility and IT services.
Gross margin increased from 77% for the six months ended January 31, 2022 to 78% for the six months ended January 31, 2023. The increase in gross margin is primarily due to additional hardware costs incurred in the six months ended January 31, 2022.

Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expenses	$464,781	$328,859	$135,922	41%
Sales and marketing expenses increased by $135.9 million, or 41%, for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The increase was primarily due to a 39% increase in headcount from January 31, 2022 to January 31, 2023, resulting in an increase of $95.9 million in employee-related expenses, inclusive of an increase of $22.5 million in stock-based compensation expense and an increase of $21.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $11.9 million in travel expense, $11.0 million in marketing and advertising expense, $10.7 million for facility and IT services and $2.2 million for professional services.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development expenses	$160,711	$134,411	$26,300	20%
Research and development expenses increased by $26.3 million, or 20%, for the six months ended January 31, 2023, compared to the six months ended January 31, 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $25.8 million in employee-related expenses, excluding stock-based compensation expense which decreased in the six months ended January 31, 2023. This increase in employee-related expenses was driven by a 46% increase in headcount from January 31, 2022 to January 31, 2023. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $7.3 million in facility, software and equipment related expenses to support our growth. These increases were partially offset by a decrease in stock-based compensation expense of $2.4 million, primarily as a result of the resignation of our President, who led research and development activities, in October 2022 which resulted in the reversal of $9.9 million of stock-based compensation expense associated with the cancellation of unvested incentive equity awards in the six months ended January 31, 2023. The net increase was further offset by higher capitalized internal-use software development costs of $7.4 million to support the enhancement and growth of our cloud platform.

General and Administrative Expenses

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expenses	$87,678	$71,161	$16,517	23%
General and administrative expenses increased by $16.5 million, or 23%, for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The overall increase was primarily due to an increase of $7.8 million in employee-related expenses, excluding stock-based compensation expense which decreased by $1.6 million in the six months ended January 31, 2023. The decrease in stock-based compensation expense was primarily as a result of an executive award for which the vesting term was completed in the quarter ended October 31, 2022. The increase in employee-related expenses was driven in part by a 45% increase in headcount from January 31, 2022 to January 31, 2023. The remainder of the increase was primarily attributable to increased expenses of $4.6 million for professional services, $2.1 million for facility related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$20,534	$1,030	$19,504	1,894%
Interest income increased by $19.5 million for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The increase was primarily driven by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(2,664)	$(27,875)	$25,211	(90)%
Interest expense decreased by $25.2 million for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The decrease in interest expense was primarily due to the derecognition of the unamortized debt discount as a result of the adoption of ASU 2020-06. For further information refer to Note 1, Business and Summary of Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Expense, Net

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Other expenses, net	$(722)	$(1,433)	$711	50%
Other expenses, net decreased by $0.7 million for the six months ended January 31, 2023 compared to the six months ended January 31, 2022. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.

Provision for Income Taxes

	Six Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$8,438	$4,640	$3,798	82%
Our provision for income taxes increased by $3.8 million for the six months ended January 31, 2023, compared to the six months ended January 31, 2022. The increase in the provision for income taxes for the six months ended January 31, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the impact of a tax law change related to mandatory capitalization of research and development expenses in the U.S. for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022.
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
Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,905.3 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,013.7 million as of January 31, 2023. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.

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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, we had deferred revenue of $1,111.9 million, of which $1,000.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of January 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$217,938	$141,533
Net cash provided by (used in) investing activities	$12,352	$(23,940)
Net cash provided by financing activities	$13,512	$16,328

Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2023 was $217.9 million, which resulted from a net loss of $125.6 million, adjusted for non-cash charges of $305.3 million and net cash inflows of $38.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $214.9 million for stock-based compensation expense, $46.1 million for amortization of deferred contract acquisition costs, $25.2 million for depreciation and amortization expense, $15.0 million for non-cash operating lease costs and $5.1 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $90.9 million in deferred revenue, a decrease of $40.8 million in accounts receivable, primarily due to timing of billings and collections, an increase of $5.9 million in accrued expenses, other current and noncurrent liabilities and an increase of $5.2 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $64.2 million in deferred contract acquisition costs, a decrease of $17.7 million in accrued compensation, a decrease of $14.9 million in operating lease liabilities and an increase of $7.8 million in prepaid expenses, other current and noncurrent assets.
Net cash provided by operating activities during the six months ended January 31, 2022 was $141.5 million, which resulted from a net loss of $191.2 million, adjusted for non-cash charges of $287.3 million and net cash inflows of $45.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $188.9 million for stock-based compensation expense, $31.0 million for amortization of deferred contract acquisition costs, $27.2 million for amortization of debt discount and issuance costs, $19.0 million for depreciation and amortization expense, $12.4 million for non-cash operating lease costs, $4.7 million for amortization of investment premiums, net of accretion of purchase discounts and $4.5 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $129.6 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts, an increase of $5.0 million in accrued expenses, other current and noncurrent liabilities and a decrease of $4.9 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $58.5 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers, and expansion of our existing customer subscriptions, an increase of $12.6 million in accounts receivable, primarily due to timing of billings and collections, a decrease of $13.0 million in operating lease liabilities and an decrease of $9.8 million in accrued compensation.
Investing Activities
Net cash provided by investing activities during the six months ended January 31, 2023 of $12.4 million was primarily attributable to the purchases of short-term investments of $513.7 million and capital expenditures of $59.5 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturity of short-term investments of $586.8 million.
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

Financing Activities
Net cash provided by financing activities of $13.5 million during the six months ended January 31, 2023 was primarily attributable to $11.4 million in proceeds from the issuance of common stock under the ESPP and $2.1 million from proceeds from the exercise of stock options.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2022 Form 10-K. There have been no significant changes to these policies for the six months ended January 31, 2023, except as described in Note 1, Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of January 31, 2023, we had cash, cash equivalents and short-term investments totaling $1,905.3 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2023, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $5.8 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the condensed consolidated financial statements for six months ended January 31, 2023 and 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $390.3 million, $262.0 million and $115.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of January 31, 2023, we had an accumulated deficit of $1,013.7 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions, including as a result of COVID-19 and increased inflation, which has disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, leisure and retail. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. As we grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as most of our workforce continues working from home on a full time or part time basis. We also face the unknown impact to employees who do not wish to return to the office, either full time or part time. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability (such as the Russia-Ukraine crisis) and global health crisis and pandemics, and governmental responses thereto.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2022, 34% of our revenue for fiscal 2021 and 40% of our revenue for fiscal 2020 and 27% and 31% of our revenue for the six months ended January 31, 2023 and 2022, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic conditions, including the ongoing impact to the global and U.S. economies as a result of COVID-19, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely.
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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States technology industry is experiencing a workforce shortage for highly skilled workers, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. Despite the availability of vaccines, COVID-19 continues to spread throughout the United States and globally, particularly in regions where we and our customers have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants of COVID-19. We have re-opened our offices and have invited employees to return to work on a voluntary basis. While employee health and safety remains a top priority, permitting employees to return to work may expose them to increased health risks which could negatively impact productivity and employee morale. Although there has been an easing of restrictions in many jurisdictions, some or all of those restrictions could be reinstated in the future to manage a resurgence or new outbreak of COVID-19.
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
As of January 31, 2023, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 45.5% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.5% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three and six months ended January 31, 2023, the conditions allowing holders of the Notes to convert was not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Zscaler, Inc.

March 8, 2023	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer