Form 10-Q
period 2023-04-30
Zscaler, Inc.
filed 2023-06-07
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2023, the number of shares of registrant’s common stock outstanding was 145,891,168.

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
•our expectations regarding settlement of the Notes (defined in Note 10, Convertible Senior Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2023	July 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,275,297	$1,013,210
Short-term investments	693,110	718,129
Accounts receivable, net	376,339	399,745
Deferred contract acquisition costs	103,896	86,210
Prepaid expenses and other current assets	78,608	39,353
Total current assets	2,527,250	2,256,647
Property and equipment, net	222,801	160,633
Operating lease right-of-use assets	68,526	72,357
Deferred contract acquisition costs, noncurrent	232,304	210,792
Acquired intangible assets, net	28,841	31,819
Goodwill	89,192	78,547
Other noncurrent assets	31,798	21,870
Total assets	$3,200,712	$2,832,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,783	$26,154
Accrued expenses and other current liabilities	51,209	46,496
Accrued compensation	123,195	111,948
Deferred revenue	1,058,901	923,749
Operating lease liabilities	31,054	26,100
Total current liabilities	1,289,142	1,134,447
Convertible senior notes, net	1,140,840	968,674
Deferred revenue, noncurrent	116,472	97,374
Operating lease liabilities, noncurrent	42,884	50,948
Other noncurrent liabilities	10,100	7,922
Total liabilities	2,599,438	2,259,365
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2023 and July 31, 2022; 145,874 and 143,038 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	146	143
Additional paid-in capital	1,660,930	1,590,885
Accumulated other comprehensive loss	(102)	(25,850)
Accumulated deficit	(1,059,700)	(991,878)
Total stockholders’ equity	601,274	573,300
Total liabilities and stockholders’ equity	$3,200,712	$2,832,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Revenue	$418,800	$286,807	$1,161,946	$772,887
Cost of revenue	95,849	64,022	260,150	173,974
Gross profit	322,951	222,785	901,796	598,913
Operating expenses:
Sales and marketing	236,273	192,132	701,054	520,991
Research and development	92,637	76,578	253,348	210,989
General and administrative	43,486	40,672	131,164	111,833
Restructuring and other charges	6,301	—	6,301	—
Total operating expenses	378,697	309,382	1,091,867	843,813
Loss from operations	(55,746)	(86,597)	(190,071)	(244,900)
Interest income	18,577	949	39,111	1,979
Interest expense	(1,383)	(14,246)	(4,047)	(42,121)
Other expense, net	(809)	(2,001)	(1,531)	(3,434)
Loss before income taxes	(39,361)	(101,895)	(156,538)	(288,476)
Provision (benefit) for income taxes	6,685	(490)	15,123	4,150
Net loss	$(46,046)	$(101,405)	$(171,661)	$(292,626)
Net loss per share, basic and diluted	$(0.32)	$(0.72)	$(1.19)	$(2.08)
Weighted-average shares used in computing net loss per share, basic and diluted	145,354	141,422	144,442	140,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net loss	$(46,046)	$(101,405)	$(171,661)	$(292,626)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	2,817	(7,121)	4,670	(12,532)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	817	(9,304)	10,797	(13,773)
Net realized gains reclassified into net loss	1,301	1,246	10,281	2,477
Net change on cash flow hedges	2,118	(8,058)	21,078	(11,296)
Other comprehensive income (loss)	4,935	(15,179)	25,748	(23,828)
Comprehensive loss	$(41,111)	$(116,584)	$(145,913)	$(316,454)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
Issuance of common stock upon exercise of stock options	128	—	1,090	—	—	1,090
Vesting of restricted stock units and other stock issuances	659	1	(1)	—	—	—
Stock-based compensation	—	—	112,638	—	—	112,638
Other comprehensive income	—	—	—	4,935	—	4,935
Net loss	—	—	—	—	(46,046)	(46,046)
Balance as of April 30, 2023	145,874	$146	$1,660,930	$(102)	$(1,059,700)	$601,274
Stockholders' equity activity for the three months ended April 30, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	141,063	$141	$1,341,346	$(9,299)	$(792,821)	$539,367
Issuance of common stock upon exercise of stock options	150	—	1,319	—	—	1,319
Vesting of restricted stock units and other stock issuances	634	1	(1)	—	—	—
Stock-based compensation	—	—	107,475	—	—	107,475
Other comprehensive loss	—	—	—	(15,179)	—	(15,179)
Net loss	—	—	—	—	(101,405)	(101,405)
Balance as of April 30, 2022	141,847	$142	$1,450,139	$(24,478)	$(894,226)	$531,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06 (Note 1)	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	352	—	3,194	—	—	3,194
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units and other stock issuances	2,369	3	(3)	—	—	—
Stock-based compensation	—	—	329,182	—	—	329,182
Other comprehensive income	—	—	—	25,748	—	25,748
Net loss	—	—	—	—	(171,661)	(171,661)
Balance as of April 30, 2023	145,874	$146	$1,660,930	$(102)	$(1,059,700)	$601,274
Stockholders' equity activity for the nine months ended April 30, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	814	—	6,190	—	—	6,190
Issuance of common stock under the employee stock purchase plan	109	—	11,509	—	—	11,509
Vesting of restricted stock units and other stock issuances	2,262	3	1,700	—	—	1,703
Stock-based compensation	—	—	299,734	—	—	299,734
Other comprehensive loss	—	—	—	(23,828)	—	(23,828)
Net loss	—	—	—	—	(292,626)	(292,626)
Balance as of April 30, 2022	141,847	$142	$1,450,139	$(24,478)	$(894,226)	$531,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(171,661)	$(292,626)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	39,769	29,437
Amortization expense of acquired intangible assets	8,078	6,695
Amortization of deferred contract acquisition costs	71,368	48,793
Amortization of debt discount and issuance costs	2,919	41,043
Non-cash operating lease costs	23,320	18,988
Stock-based compensation expense	322,730	294,745
Amortization (accretion) of investments purchased at a premium (discount)	(3,389)	5,942
Deferred income taxes	158	(521)
Other	(2,087)	649
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	23,005	(15,449)
Deferred contract acquisition costs	(110,566)	(99,062)
Prepaid expenses, other current and noncurrent assets	(29,605)	(10,354)
Accounts payable	(4,079)	2,966
Accrued expenses, other current and noncurrent liabilities	14,861	10,150
Accrued compensation	10,933	9,056
Deferred revenue	154,256	188,595
Operating lease liabilities	(23,603)	(20,273)
Net cash provided by operating activities	326,407	218,774
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(70,127)	(48,046)
Capitalized internal-use software	(23,962)	(14,167)
Payments for business acquisitions, net of cash acquired	(15,643)	(380)
Purchase of strategic investments	(2,200)	—
Purchases of short-term investments	(740,239)	(810,111)
Proceeds from maturities of short-term investments	748,166	955,279
Proceeds from sale of short-term investments	25,083	—
Net cash provided by (used in) investing activities	(78,922)	82,575
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,194	6,190
Proceeds from issuance of common stock under the employee stock purchase plan	11,410	11,509
Payment of deferred consideration related to business acquisitions	—	(50)
Other	(2)	(3)
Net cash provided by financing activities	14,602	17,646
Net increase in cash and cash equivalents	262,087	318,995
Cash and cash equivalents at beginning of period	1,013,210	275,898
Cash and cash equivalents at end of period	$1,275,297	$594,893
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$6,582	$3,917
Cash paid for interest expense	$719	$719
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$18,737	$18,624
Net change in purchased equipment included in accounts payable and accrued expenses	$3,120	$(404)

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2022 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2023, the condensed consolidated statements of operations for the three and nine months ended April 30, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2023 and 2022 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2023 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2023 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2023 other than for the restructuring and other charges, derivative instruments and convertible senior notes further described below.
Restructuring and Other Charges
Restructuring and other charges occur when we commit to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely and employees who are impacted have been notified of the pending involuntary termination. A restructuring plan generally includes significant actions involving employee-related severance charges, employee-related benefits, stock-based compensation expense related to the modification of equity incentive awards and other charges associated with the restructuring (the "restructuring charges"). Restructuring charges are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated. Restructuring charges are recorded within restructuring and other charges in the condensed consolidated statement of operations. The restructuring liability accrued but not paid at the end of the reporting period is included within accrued compensation in the condensed consolidated balance sheets.
Derivative Instruments
We enter into foreign currency forward contracts, a portion of which we designate as cash flow hedges, in order to manage the volatility of cash flows that relate to our cost of revenues and operating expenses denominated in foreign currencies. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) ("AOCI") in the condensed consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction.
We also use interest rate swaps to economically convert a certain tranche of our fixed interest rate convertible senior notes to floating interest rates, in order to match the floating rate nature of a portion of our cash, cash equivalents, and short-term investments. These interest rate swaps are designated as fair value hedges, and changes in fair value of the interest rate swaps offset the changes in fair market value of the convertible senior notes due to benchmark interest rate movements. Gains or losses related to our fair value hedges are included within interest expense in the condensed consolidated statement of operations in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.
We recognize changes in the fair value of non-designated derivative instruments within other expense, net in the condensed consolidated statements of operations in the same period that the fair value measurement occurs. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
All of our derivative instruments are measured at fair value. We have elected to present the derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. Derivative instruments are classified in the condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
Recently Adopted Accounting Pronouncements
In June 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potentially diluted effect of the convertible senior notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the convertible senior notes under a net income position, we are required to add back the related interest expense to the net income and include approximately 7.63 million shares related to the convertible senior notes. Since we have reported net losses for all periods presented, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to the diluted net loss per share for all periods presented.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the three and nine months ended April 30, 2023 and 2022, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
United States	$212,454	51%	$141,109	49%	$581,477	50%	$379,940	49%
Europe, Middle East and Africa	128,964	31%	95,933	33%	370,713	32%	264,656	34%
Asia Pacific	62,928	15%	42,003	15%	172,785	15%	109,083	14%
Other	14,454	3%	7,762	3%	36,971	3%	19,208	3%
Total	$418,800	100%	$286,807	100%	$1,161,946	100%	$772,887	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except per percentage data)
Channel partners	$383,222	92%	$266,258	93%	$1,070,744	92%	$720,809	93%
Direct customers	35,578	8%	20,549	7%	91,202	8%	52,078	7%
Total	$418,800	100%	$286,807	100%	$1,161,946	100%	$772,887	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances, as of April 30, 2023 and July 31, 2022 was $1,175.4 million and $1,021.1 million, respectively. In the nine months ended April 30, 2023 and 2022, we recognized revenue of $802.1 million and $502.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,023.0 million. We expect to recognize 50% of the transaction price over the next 12 months and 94% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$315,151	$234,505	$297,002	$207,030
Capitalization of contract acquisition costs	46,364	40,549	110,566	99,062
Amortization of deferred contract acquisition costs	(25,315)	(17,755)	(71,368)	(48,793)
Ending balance	$336,200	$257,299	$336,200	$257,299
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2023	July 31, 2022

	(in thousands)
Deferred contract acquisition costs, current	$103,896	$86,210
Deferred contract acquisition costs, noncurrent	232,304	210,792
Total deferred contract acquisition costs	$336,200	$297,002
Sales commissions accrued but not paid as of April 30, 2023 and July 31, 2022, totaled $33.8 million and $47.2 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$654,195	$—	$—	$654,195
U.S. treasury securities	60,030	1	(10)	60,021
U.S. government agency securities	334,421	1	(30)	334,392
Corporate debt securities	49,203	—	—	49,203
Total cash equivalents	$1,097,849	$2	$(40)	$1,097,811

Short-term investments:
U.S. treasury securities	$64,664	$273	$—	$64,937
U.S. government agency securities	233,168	37	(5,013)	228,192
Corporate debt securities	402,561	673	(3,253)	399,981
Total short-term investments	$700,393	$983	$(8,266)	$693,110

Total cash equivalents and short-term investments	$1,798,242	$985	$(8,306)	$1,790,921
Cash equivalents and short-term investments consisted of the following as of July 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$247,613	$—	$—	$247,613
U.S. treasury securities	202,778	—	(70)	202,708
U.S. government agency securities	135,525	2	(38)	135,489
Corporate debt securities	106,272	—	—	106,272
Total cash equivalents	$692,188	$2	$(108)	$692,082

Short-term investments:
U.S. treasury securities	$96,089	$10	$(251)	$95,848
U.S. government agency securities	339,957	6	(6,628)	333,335
Corporate debt securities	293,968	—	(5,022)	288,946
Total short-term investments	$730,014	$16	$(11,901)	$718,129

Total cash equivalents and short-term investments	$1,422,202	$18	$(12,009)	$1,410,211

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2023:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$356,348	$353,380
Due between one to three years	344,045	339,730
Total	$700,393	$693,110
Short-term investments that were in an unrealized loss position as of April 30, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. government agency securities	$63,551	$(49)	$144,110	$(4,964)	$207,661	$(5,013)
Corporate debt securities	85,903	(376)	102,719	(2,877)	188,622	(3,253)
Total	$149,454	$(425)	$246,829	$(7,841)	$396,283	$(8,266)
Short-term investments that were in an unrealized loss position as of July 31, 2022 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$80,833	$(251)	$—	$—	$80,833	$(251)
U.S. government agency securities	230,670	(5,150)	50,134	(1,478)	280,804	(6,628)
Corporate debt securities	155,968	(3,947)	71,127	(1,075)	227,095	(5,022)
Total	$467,471	$(9,348)	$121,261	$(2,553)	$588,732	$(11,901)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2023 and July 31, 2022.
As of April 30, 2023 and July 31, 2022, we recorded $5.8 million and $1.3 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. As of April 30, 2023 and July 31, 2022, the carrying amount of our strategic investments was $6.8 million and $5.1 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Certain of our investments in available-for-sale securities (i.e., U.S. treasury securities, U.S. government agency securities and corporate debt securities), as well as our assets and liabilities arising from our foreign currency forward contracts and our interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2023, consisted of the following:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$654,195	$654,195	$—	$—
U.S. treasury securities	60,021	—	60,021	—
U.S. government agency securities	334,392	—	334,392	—
Corporate debt securities	49,203	—	49,203	—
Total cash equivalents	$1,097,811	$654,195	$443,616	$—

Short-term investments:
U.S. treasury securities	$64,937	$—	$64,937	$—
U.S. government agency securities	228,192	—	228,192	—
Corporate debt securities	399,981	—	399,981	—
Total short-term investments	$693,110	$—	$693,110	$—

Total cash equivalents and short-term investments	$1,790,921	$654,195	$1,136,726	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$10,782	$—	$10,782	$—
Foreign currency contracts assets-noncurrent (2)	$3,479	$—	$3,479	$—
Interest rate contracts assets-noncurrent (2)	$1,002	$—	$1,002	$—
Foreign currency contracts liabilities-current (3)	$2,425	$—	$2,425	$—
Foreign currency contracts liabilities-noncurrent (4)	$359	$—	$359	$—
Interest rate contracts liabilities-current (3)	$1,598	$—	$1,598	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$574	$—	$574	$—
Foreign currency contracts liabilities-current (3)	$1,757	$—	$1,757	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2023 and July 31, 2022.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	April 30, 2023	July 31, 2022

	(in thousands)
Hosting equipment	$259,998	$191,037
Capitalized internal-use software	108,556	72,267
Computers and equipment	7,026	6,774
Purchased software	1,311	1,311
Furniture and fixtures	1,032	1,022
Leasehold improvements	7,404	7,339
Total property and equipment, gross	385,327	279,750
Less: Accumulated depreciation and amortization	(162,526)	(119,117)
Total property and equipment, net	$222,801	$160,633
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of April 30, 2023, their historical cost and accumulated amortization were $8.6 million and $1.4 million, respectively. As of July 31, 2022, their historical cost and accumulated amortization were $6.4 million and $0.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $14.5 million and $10.4 million for the three months ended April 30, 2023 and 2022, respectively, and $39.8 million and $29.4 million for the nine months ended April 30, 2023 and 2022, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $2.2 million and $1.2 million for the three months ended April 30, 2023 and 2022, respectively, and $5.9 million and $3.1 million for the nine months ended April 30, 2023 and 2022, respectively.
Note 6. Business Combinations
Canonic Security Technologies Ltd.
On February 20, 2023, we completed the acquisition of Canonic Security Technologies Ltd. ("Canonic"), an early-stage technology company incorporated in Israel. We plan to integrate this company's technology into our cloud platform. Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $16.5 million in cash. Additionally, certain Canonic employees who became our employees are entitled to receive deferred merger consideration payable in the form of shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. In connection with this acquisition, we completed a valuation of the acquired identifiable assets as of February 20, 2023. The allocation of the purchase price consideration resulted in the recognition of $10.6 million of goodwill and $5.1 million of developed technology. The acquired developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Both goodwill and acquired developed technology are not deductible for income tax purposes. The acquisition related transaction costs were not material and recorded within general and administrative expenses in the three months ended April 30, 2023. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a net deferred tax asset for approximately $0.8 million, generated primarily from a deferred tax asset from net operating losses netted with the deferred tax liability from the difference between the tax basis and fair value of the acquired developed technology, which decreased goodwill by the same amount.
The allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash, cash equivalents and other assets	$673
Acquired intangible assets:
Developed technology	5,100	5 years
Deferred tax asset	781
Goodwill	10,645
Total	$17,199
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$692
Total	$692

Total purchase price consideration	$16,507
Other Business Combinations
During the three months ended January 31, 2022, we completed a business acquisition for a total purchase price consideration of $2.1 million, consisting of $0.4 million paid in cash at closing and the issuance of shares of our common stock with an aggregate fair value of $1.7 million at closing. Additionally, certain former employees of the acquired company who became our employees are entitled to receive additional consideration in the form of shares of our common stock subject to future employment services. These awards are recognized as stock-based compensation expense during the post- combination period. Based on the valuation of the acquired intangible assets, the allocation of the purchase price consideration resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology is amortized over its economic useful life of 5.0 years. Goodwill is not expected to be deductible for income tax purposes. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of January 31, 2022, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to the establishment of the deferred tax liability in the condensed consolidated statement of operations for the nine months ended April 30, 2022.
Pro Forma Financial Information
The pro forma financial information from the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended April 30, 2023 consisted of the following:.

Amount
(in thousands)
Balance as of July 31, 2022	$78,547
Goodwill acquired	10,645
Balance as of April 30, 2023	$89,192
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
In February 2023, in connection with the acquisition of Canonic, we acquired developed technology with a fair value of $5.1 million with an estimated useful life of 5.0 years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for the nine months ended April 30, 2023 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	July 31, 2022	Additions	April 30, 2023	July 31, 2022	Amortization Expense	April 30, 2023	July 31, 2022	April 30, 2023

	(in thousands)
Developed technology	$48,356	$5,100	$53,456	$(18,972)	$(7,522)	$(26,494)	$29,384	$26,962
Customer relationships	3,560	—	3,560	(1,125)	(556)	(1,681)	2,435	1,879
Total	$51,916	$5,100	$57,016	$(20,097)	$(8,078)	$(28,175)	$31,819	$28,841
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2023 was $3.0 million and $8.1 million, respectively, and for the three and nine months ended April 30, 2022 was $2.2 million and $6.7 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of April 30, 2023 consisted of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2023 (remaining three months)	$2,774
2024	10,515
2025	7,278
2026	5,252
2027	2,428
Thereafter	594
Total	$28,841

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and nine months ended April 30, 2023 and 2022.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and nine months ended April 30, 2023 and 2022.
As of April 30, 2023 and July 31, 2022, the total notional amount of our outstanding designated foreign currency forward contracts was $446.1 million and $293.4 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $170.7 million and $126.4 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 24 months. As of April 30, 2023, an estimated $7.4 million of the unrealized losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of April 30, 2023 and July 31, 2022.
During the three and nine months ended April 30, 2023 and 2022, changes in the fair value of our non-designated derivative instruments recorded within other expense, net in the condensed consolidated statements of operations, were not material.
During the three months ended April 30, 2023 and 2022, we recognized a gain of $0.8 million and a loss of $9.3 million, respectively, in AOCI related to our cash flow hedges. During the nine months ended April 30, 2023 and 2022, we recognized a gain of $10.8 million and a loss of $13.8 million, respectively, in AOCI related to our cash flow hedges.
The following table presents information about losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations for three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2023	2022	2023	2022
	(in thousands)
Classification:
Cost of revenue	$247	$66	$1,660	$136
Sales and marketing	711	1,125	6,764	2,265
Research and development	272	13	1,319	10
General and administrative	71	42	538	66
Total	$1,301	$1,246	$10,281	$2,477
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2023 and July 31, 2022. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended April 30, 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of April 30, 2023, the carrying amount of the hedged convertible senior notes was $198.5 million and the total notional amount of our outstanding interest rate swaps was $200.0 million. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of April 30, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of hedged liabilities was $0.7 million.
The following table presents the effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations, for the three and nine months ended April 30, 2023:

Gains (Losses)

(in thousands)
Interest rate swaps:
Hedged items	$650
Derivatives designated as hedging instruments	(596)
Total	$54
Note 9. Restructuring and Other Charges
On March 1, 2023, we announced a plan to restructure and reduce our workforce as a part of our planned efforts to streamline operations and to align people, roles, and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%. We expect to incur aggregate non-recurring restructuring charges of approximately $7.0 million.
During the three months ended April 30, 2023, we incurred $6.3 million of restructuring charges, consisting of $5.3 million of employee severance and benefit charges and $1.0 million of stock-based compensation expense related to modified equity incentive awards. These charges were recorded within restructuring and other charges in the condensed consolidated statements of operations. As of April 30, 2023, the restructuring liability accrued but not paid totaled $1.0 million, which is included within accrued compensation in the condensed consolidated balance sheets. We expect the remainder of the restructuring charges of approximately $0.7 million to be incurred in the fourth quarter of fiscal 2023.

The following table presents the activity of the restructuring liability for the three months ended April 30, 2023:

Restructuring Liability
(in thousands)
Balance as of January 31, 2023	$—
Charges, excluding stock-based compensation expense	5,265
Payments	(4,261)
Balance as of April 30, 2023	$1,004
Note 10. Convertible Senior Notes
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
During the three and nine months ended April 30, 2023, the conditions allowing holders of the Notes to convert were not met.
During the three months ended April 30, 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the liability component of the Notes consisted of the following:

	April 30,	July 31,
	2023	2022

	(in thousands)
Principal amount	$1,149,993	$1,149,995
Less:
Unamortized debt discount (1)	—	172,169
Unamortized debt issuance costs (1)	8,503	9,152
Hedge accounting fair value adjustments	650	—
Total	$1,140,840	$968,674
(1) Effective August 1, 2022, we adopted ASU 2020-06 using the modified retrospective method under which prior period amounts have not been adjusted. The adoption of this standard resulted in the elimination of the debt discount and related amortization as interest expense and the classification of the portion of the debt issuance costs initially allocated to equity within the carrying amount of our convertible senior notes, which is recognized as interest expense post adoption of the standard.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
Contractual interest expense	$359	$359	$1,078	$1,078
Amortization of debt discount (1)	—	13,186	—	38,971
Amortization of debt issuance costs (1)	974	701	2,919	2,072
Total	$1,333	$14,246	$3,997	$42,121
(1) The decrease in total interest expense for the three and nine months ended April 30, 2023, was due to the derecognition of unamortized debt discount partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of adoption of ASU 2020-06, as described in Note 1, Business and Summary of Significant Accounting Policies.
The total fair value of the Notes was $1,129.7 million and $1,418.5 million as of April 30, 2023 and July 31, 2022, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of April 30, 2023 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and nine months ended April 30, 2023 and 2022, we have not exercised any Capped Call options. Refer to Note 9, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in our Fiscal 2022 Form 10-K for further information on the Capped Calls.
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the three and nine months ended April 30, 2023, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2022 Form 10-K.
Other Commitments
As of April 30, 2023 and July 31, 2022, we had outstanding irrevocable standby unsecured letters of credits for an aggregate value of $2.1 million with a bank, which serve as security under certain real estate leases.
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
Stock Options
The activity of stock options for the nine months ended April 30, 2023 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2022	1,673	$11.81	2.5	$240,286
Exercised	(352)	8.95		42,718
Canceled, forfeited or expired	(5)	7.61
Balance as of April 30, 2023	1,316	$12.60	2.0	$101,976
Exercisable and expected to vest as of July 31, 2022	1,501	$10.78	2.4	$216,539
Exercisable and expected to vest as of April 30, 2023	1,300	$12.16	1.9	$101,343
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the nine months ended April 30, 2023 and 2022 was $42.7 million and $216.5 million, respectively. There were no stock options granted during the periods presented.

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the nine months ended April 30, 2023:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2022	7,388	$157.17	$1,145,526
Granted	5,720	122.82
Vested	(2,295)	144.94	322,552
Canceled or forfeited	(1,051)	165.52
Balance as of April 30, 2023	9,762	$139.02	$879,570
As of April 30, 2023, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of April 30, 2023 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended April 30, 2023, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $99.59 per share, resulting in total cash proceeds of $11.4 million. ESPP employee payroll contributions accrued as of April 30, 2023 and July 31, 2022, were $25.4 million and $4.7 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
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
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2023	2022

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	62.4% - 75.9%	44.1% - 57.4%
Risk-free interest rate	4.2% - 4.7%	0.1% - 0.7%
Dividend yield	0.0%	0.0%
Deferred Merger Consideration
In February 2023, in connection with a business acquisition, as described in Note 6, Business Combinations, certain former employees of the acquired company who became our employees are entitled to receive deferred merger consideration payable in shares of our common stock with an aggregate fair value of $3.8 million as of the closing date of the acquisition.

These awards are subject to future employment services and are recognized as stock-based compensation expense over the requisite service period within research and development expenses in the condensed consolidated statements of operations. The related stock-based compensation expense for the three and nine months ended April 30, 2023 was not material.
Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company, but continues to serve as a member of our Board of Directors. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the condensed consolidated statement of operations for the nine months ended April 30, 2023.
Modification of Equity Incentive Awards
During the three months ended October 31, 2022, we modified the equity incentive awards of certain employees. In accordance with the accounting for the modification, we recognized stock-based compensation expense of $5.6 million in research and development expenses in the condensed consolidated statement of operations for the nine months ended April 30, 2023.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$9,749	$5,962	$27,591	$16,429
Sales and marketing	49,771	50,477	157,619	135,784
Research and development	30,702	29,723	84,238	85,608
General and administrative	16,561	19,692	52,246	56,924
Restructuring and other charges	1,036	—	1,036	—
Total	$107,819	$105,854	$322,730	$294,745
During the three months ended April 30, 2023 and 2022, we capitalized stock-based compensation associated with the development of software for internal-use of $4.1 million and $2.8 million, respectively. During the nine months ended April 30, 2023 and 2022, the amount capitalized was $12.4 million and $8.1 million, respectively.
Note 13. Income Taxes
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

We recorded provision for income taxes of $6.7 million and a benefit for income taxes of $0.5 million for the three months ended April 30, 2023 and 2022, respectively. We recorded provision for income taxes of $15.1 million and $4.2 million for the nine months ended April 30, 2023 and 2022, respectively. The increase in the provision for income taxes for the nine months ended April 30, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business and the effects of a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. The provision (benefit) for income taxes for the nine months ended April 30, 2022 includes an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)

Net loss	$(46,046)	$(101,405)	$(171,661)	$(292,626)
Weighted-average shares used in computing net loss per share, basic and diluted	145,354	141,422	144,442	140,403
Net loss per share, basic and diluted	$(0.32)	$(0.72)	$(1.19)	$(2.08)
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
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of April 30, 2023.

The following table summarizes the potentially dilutive securities outstanding as of April 30, 2023 and 2022 that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	April 30,
	2023	2022

	(in thousands)
Unvested RSUs and shares of common stock	8,888	6,384
Stock options	1,316	1,770
Unvested PSAs (1)	1,012	824
Share purchase rights under the ESPP	1,674	317
Notes	7,626	7,626
Total	20,516	16,921
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2023 and 2022, as they are not considered outstanding for accounting purposes. Refer to Note 12, Stock-Based Compensation, for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2022 (the "Fiscal 2022 Form 10-K"), filed with the SEC on September 15, 2022. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2022 is referred to as fiscal 2022 and our fiscal year ending July 31, 2023 is referred to as fiscal 2023.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the nine months ended April 30, 2023 and 2022, our revenue was $1,161.9 million and $772.9 million, respectively. We have incurred net losses in all periods since our inception. For the nine months ended April 30, 2023 and 2022, our net loss was $171.7 million and $292.6 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of macroeconomic conditions and global health crises like the COVID-19 pandemic
Recent changes in macroeconomic conditions such as high inflation and potential recessionary environments can cause uncertainty in our business. For the nine months ended April 30, 2023, we experienced growth in total revenue but also saw increased scrutiny and a longer approval process for transactions, particularly larger deals in comparison to the prior fiscal period, as potential new customers are taking longer to make purchasing decisions and requiring additional approvals for large expenditures in response to the challenging economic environment. Macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions of our cloud platform.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. While we have not to date experienced significant disruptions to our operations or financial performance as a result of a health crisis, including the COVID-19 pandemic, we are unable to predict the impact of this or similar future events due to numerous uncertainties, including the emergence or resurgence of an outbreak in connection with COVID 19 or a similar virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to macroeconomic conditions and global health crises, like the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended April 30, 2023 and 2022, the dollar-based net retention rate was above 125%.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
GAAP gross profit	$322,951	$222,785	$901,796	$598,913
Add:
Stock-based compensation expense and related payroll taxes	10,025	6,511	28,281	17,596
Amortization expense of acquired intangible assets	2,695	1,980	6,809	6,036
Non-GAAP gross profit	$335,671	$231,276	$936,886	$622,545
GAAP gross margin	77%	78%	78%	77%
Non-GAAP gross margin	80%	81%	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets, and restructuring and other charges. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
GAAP loss from operations	$(55,746)	$(86,597)	$(190,071)	$(244,900)
Add:
Stock-based compensation expense and related payroll taxes	111,386	111,566	331,540	311,705
Amortization expense of acquired intangible assets	2,975	2,238	8,078	6,695
Restructuring and other charges (1)	5,265	—	5,265	—
Non-GAAP income from operations	$63,880	$27,207	$154,812	$73,500
GAAP operating margin	(13)%	(30)%	(16)%	(32)%
Non-GAAP operating margin	15%	9%	13%	10%
(1) In connection with a restructuring plan announced in March 2023, we incurred stock-based compensation expense of approximately $1.0 million, which is included in stock-based compensation expense and related payroll taxes.
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of April 30, 2023, the accrued employee payroll contributions to our ESPP was $25.4 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2023.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities	$108,469	$77,241	$326,407	$218,774
Less:
Purchases of property, equipment and other assets	(26,244)	(27,604)	(70,127)	(48,046)
Capitalized internal-use software	(8,339)	(5,892)	(23,962)	(14,167)
Free cash flow	$73,886	$43,745	$232,318	$156,561
As a percentage of revenue:
Net cash provided by operating activities	26%	27%	28%	28%
Less:
Purchases of property, equipment and other assets	(6)%	(10)%	(6)%	(6)%
Capitalized internal-use software	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	18%	15%	20%	20%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $136.7 million, or 40%, for the three months ended April 30, 2023 over the three months ended April 30, 2022 and $355.2 million, or 37%, for the nine months ended April 30, 2023 over the nine months ended April 30, 2022. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$418,800	$286,807	$1,161,946	$772,887
Add: Total deferred revenue, end of period	1,175,373	818,743	1,175,373	818,743
Less: Total deferred revenue, beginning of period	(1,111,880)	(759,931)	(1,021,123)	(630,601)
Calculated billings	$482,293	$345,619	$1,316,196	$961,029

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three and nine months ended April 30, 2023 and 2022, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
Operating Expenses
Our operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses and restructuring and other charges. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead expenses for facilities, IT, depreciation expense and amortization expense.

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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses, and other related expenses necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Restructuring and Other Charges
Restructuring and other charges occur when we commit to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely and employees who are impacted have been notified of the pending involuntary termination. A restructuring plan generally includes significant actions involving employee-related severance charges, employee-related benefits, stock-based compensation expense related to the modification of equity incentive awards and other charges associated with the restructuring (the "restructuring charges"). Restructuring charges are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated.
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs, recognition of contractual interest expense related to the Notes, and gains and losses related to changes in the fair value of interest rate swaps. Refer to Note 8, Derivative Instruments and Note 10, Convertible Senior Notes of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$418,800	$286,807	$1,161,946	$772,887
Cost of revenue (1)(2)	95,849	64,022	260,150	173,974
Gross profit	322,951	222,785	901,796	598,913
Operating expenses:
Sales and marketing (1)(2)	236,273	192,132	701,054	520,991
Research and development (1)(2)	92,637	76,578	253,348	210,989
General and administrative (1)	43,486	40,672	131,164	111,833
Restructuring and other charges (1)	6,301	—	6,301	—
Total operating expenses	378,697	309,382	1,091,867	843,813
Loss from operations	(55,746)	(86,597)	(190,071)	(244,900)
Interest income	18,577	949	39,111	1,979
Interest expense (3)	(1,383)	(14,246)	(4,047)	(42,121)
Other expense, net	(809)	(2,001)	(1,531)	(3,434)
Loss before income taxes	(39,361)	(101,895)	(156,538)	(288,476)
Provision (benefit) for income taxes	6,685	(490)	15,123	4,150
Net loss	$(46,046)	$(101,405)	$(171,661)	$(292,626)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$10,025	$6,511	$28,281	$17,596
Sales and marketing	51,417	53,576	162,099	144,706
Research and development	31,796	31,366	86,409	89,936
General and administrative	17,112	20,113	53,715	59,467
Restructuring and other charges	1,036	—	1,036	—
Total	$111,386	$111,566	$331,540	$311,705

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,695	$1,980	$6,809	$6,036
Sales and marketing	200	178	556	526
Research and development	80	80	713	133
Total	$2,975	$2,238	$8,078	$6,695

(3) Includes amortization of debt discount and issuance costs as follows:	$974	$13,887	$2,919	$41,043

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	22	23
Gross margin	77	78	78	77
Operating expenses
Sales and marketing	56	67	60	67
Research and development	22	27	22	27
General and administrative	10	14	11	15
Restructuring and other charges	2	—	1	—
Total operating expenses	90	108	94	109
Operating margin	(13)	(30)	(16)	(32)
Interest income	4	—	3	—
Interest expense	—	(5)	—	(5)
Other expense, net	—	(1)	—	—
Loss before income taxes	(9)	(36)	(13)	(37)
Provision (benefit) for income taxes	2	(1)	2	1
Net loss	(11)%	(35)%	(15)%	(38)%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$418,800	$286,807	$131,993	46%
Revenue increased by $132.0 million, or 46%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $89.2 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 15% from April 30, 2022 to April 30, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$95,849	$64,022	$31,827	50%
Gross margin	77%	78%
Cost of revenue increased by $31.8 million, or 50%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $20.0 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $9.4 million, inclusive of an increase of $3.8 million in stock-based compensation expense, driven primarily by a 29% increase in headcount in our customer support and cloud operations organizations from April 30, 2022 to April 30, 2023.
Gross margin decreased from 78% for the three months ended April 30, 2022 to 77% for the three months ended April 30, 2023. The decrease in gross margin is primarily due to the cost incurred for our increased use of public cloud infrastructure to manage increased traffic in three months ended April 30, 2023.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expenses	$236,273	$192,132	$44,141	23%
Sales and marketing expenses increased by $44.1 million, or 23%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase was primarily due to a 29% increase in headcount from April 30, 2022 to April 30, 2023, resulting in an increase of $32.1 million in employee-related expenses, inclusive of an increase of $8.5 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $4.3 million for facility and IT services, $4.3 million in travel expenses and $4.3 million in marketing and advertising expenses.

Research and Development Expenses

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Research and development expenses	$92,637	$76,578	$16,059	21%
Research and development expenses increased by $16.1 million, or 21%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $14.5 million in employee-related expenses inclusive of an increase of $1.0 million in stock-based compensation expense. This increase in employee-related expenses was driven by a 37% increase in headcount from April 30, 2022 to April 30, 2023. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $2.2 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $2.2 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expenses	$43,486	$40,672	$2,814	7%
General and administrative expenses increased by $2.8 million, or 7%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The overall increase was primarily due to an increase of $4.2 million in employee-related expenses, excluding stock-based compensation expense, which was primarily driven by an increase in headcount of approximately 30% from April 30, 2022 to April 30, 2023. These increases were partially offset by a decrease in stock-based compensation expense of $3.1 million in the three months ended April 30, 2023, which was primarily as a result of an executive equity incentive award for which the vesting term was completed in the quarter ended October 31, 2022.
Restructuring and Other Charges

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other charges	$6,301	$—	$6,301	—%

On March 1, 2023, we announced a plan to restructure and reduce our workforce as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%. We expect to incur aggregate non-recurring restructuring charges of approximately $7.0 million. For the three months ended April 30, 2023, we incurred $6.3 million of restructuring charges, consisting of $5.3 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. We expect the remainder of the restructuring charges of approximately $0.7 million to be incurred in the fourth quarter of fiscal 2023. For further information refer to Note 9, Restructuring and Other Charges, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$18,577	$949	$17,628	1,858%
Interest income increased by $17.6 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase was primarily driven by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(1,383)	$(14,246)	$12,863	(90)%
Interest expense decreased by $12.9 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The decrease in interest expense was primarily due to the derecognition of the unamortized debt discount as a result of the adoption of ASU 2020-06, which was partially offset by an increase in interest expense due to fair value hedge adjustments related to our Notes. For further information refer to Note 1, Business and Summary of Significant Accounting Policies and Note 8, Derivative Instruments, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Expense, Net

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Other expense, net	$(809)	$(2,001)	$1,192	60%
Other expense, net decreased by $1.2 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Provision (benefit) for income taxes	$6,685	$(490)	$7,175	(1,464)%
Our provision (benefit) for income taxes increased by $7.2 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase in the provision for income taxes for the three months ended April 30, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the impact of a tax law change related to mandatory capitalization of research and development expenses in the U.S. for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. The provision (benefit) for income taxes for the three months ended April 30, 2022 includes an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods.
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

Comparison of the Nine Months Ended April 30, 2023 and 2022
Revenue

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$1,161,946	$772,887	$389,059	50%
Revenue increased by $389.1 million, or 50%, for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $302.2 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 15% from April 30, 2022 to April 30, 2023.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$260,150	$173,974	$86,176	50%
Gross margin	78%	77%
Cost of revenue increased by $86.2 million, or 50%, for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $46.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $31.0 million, inclusive of an increase of $11.2 million in stock-based compensation expense, driven primarily by a 29% increase in headcount in our customer support and cloud operations organizations from April 30, 2022 to April 30, 2023. The remainder of the increase was primarily attributable to increased expenses of $5.7 million for facility and IT services.
Gross margin increased from 77% for the nine months ended April 30, 2022 to 78% for the nine months ended April 30, 2023. The increase in gross margin is primarily due to additional hardware costs incurred in the nine months ended April 30, 2022.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expenses	$701,054	$520,991	$180,063	35%
Sales and marketing expenses increased by $180.1 million, or 35%, for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The increase was primarily due to a 29% increase in headcount from April 30, 2022 to April 30, 2023, resulting in an increase of $127.3 million in employee-related expenses, inclusive of an increase of $21.8 million in stock-based compensation expense and an increase of $30.3 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $16.2 million in travel expenses,

$15.3 million in marketing and advertising expenses, $15.0 million for facility and IT services and $2.9 million for professional services.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Research and development expenses	$253,348	$210,989	$42,359	20%
Research and development expenses increased by $42.4 million, or 20%, for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $39.2 million in employee-related expenses, excluding stock-based compensation expense which decreased in the nine months ended April 30, 2023. This increase in employee-related expenses was driven by a 37% increase in headcount from April 30, 2022 to April 30, 2023. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $9.5 million in facility, software and equipment related expenses to support our growth and $2.0 million for professional services. These increases were partially offset by a decrease in stock-based compensation expense of $1.4 million, primarily as a result of the resignation of our President, who led research and development activities, in October 2022 which resulted in the reversal of $9.9 million of stock-based compensation expense associated with the cancellation of unvested equity incentive awards in the nine months ended April 30, 2023. The net increase was further offset by higher capitalized internal-use software development costs of $9.6 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expenses	$131,164	$111,833	$19,331	17%
General and administrative expenses increased by $19.3 million, or 17%, for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The overall increase was primarily due to an increase of $11.7 million in employee-related expenses, excluding stock-based compensation expense, which was primarily driven by an increase in headcount of approximately 30% from April 30, 2022 to April 30, 2023. The remainder of the increase was primarily attributable to increased expenses of $4.8 million for professional services, $3.4 million for facility related expenses and the rise of miscellaneous expenses to support the growth of our business. These increases were partially offset by a decrease in stock-based compensation of $4.8 million in the nine months ended April 30, 2023, which was primarily as a result of an executive award for which the vesting term was completed in the quarter ended October 31, 2022.
Restructuring and Other Charges

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other charges	$6,301	$—	$6,301	—%

On March 1, 2023, we announced a plan to restructure and reduce our workforce as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%. We expect to incur aggregate non-recurring restructuring charges of approximately $7.0 million. For the nine months ended April 30, 2023, we incurred $6.3 million of restructuring charges, consisting of $5.3 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. We expect the remainder of the restructuring charges of approximately $0.7 million to be incurred in the fourth quarter of fiscal 2023. For further information refer to Note 9, Restructuring and Other Charges, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$39,111	$1,979	$37,132	1,876%
Interest income increased by $37.1 million for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The increase was primarily driven by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(4,047)	$(42,121)	$38,074	(90)%
Interest expense decreased by $38.1 million for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The decrease in interest expense was primarily due to the derecognition of the unamortized debt discount as a result of the adoption of ASU 2020-06, which was partially offset by an increase in interest expense due to fair value hedge adjustments related to our Notes. For further information refer to Note 1, Business and Summary of Significant Accounting Policies and Note 8, Derivative Instruments, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Expense, Net

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Other expense, net	$(1,531)	$(3,434)	$1,903	55%
Other expense, net decreased by $1.9 million for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022. The decrease was primarily driven by fluctuations in foreign currency transactions gains and losses.

Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$15,123	$4,150	$10,973	264%
Our provision for income taxes increased by $11.0 million for the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. The increase in the provision for income taxes for the nine months ended April 30, 2023 was due to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, and the impact of a tax law change related to mandatory capitalization of research and development expenses in the U.S. for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. The provision (benefit) for income taxes for the nine months ended April 30, 2022 includes an income tax benefit of $1.6 million for the refund of withholding taxes related to prior fiscal periods.
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
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,968.4 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,059.7 million as of April 30, 2023. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2023, we had deferred revenue of $1,175.4 million, of which $1,058.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of April 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$326,407	$218,774
Net cash provided by (used in) investing activities	$(78,922)	$82,575
Net cash provided by financing activities	$14,602	$17,646
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2023 was $326.4 million, which resulted from a net loss of $171.7 million, adjusted for non-cash charges of $462.9 million and net cash inflows of $35.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $322.7 million for stock-based compensation expense, $71.4 million for amortization of deferred contract acquisition costs, $39.8 million for depreciation and amortization expense, $23.3 million for non-cash operating lease costs and $8.1 million for amortization expense of acquired intangible assets. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $154.3 million in deferred revenue, a decrease of $23.0 million in accounts receivable, primarily due to timing of billings and collections, an increase of $14.9 million in accrued expenses, other current and noncurrent liabilities, and an increase of $10.9 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $110.6 million in deferred contract acquisition costs, a decrease of $23.6 million in operating lease liabilities, an increase of $29.6 million in prepaid expenses, other current and noncurrent assets, and a decrease of $4.1 million in accounts payable.
Net cash provided by operating activities during the nine months ended April 30, 2022 was $218.8 million, which resulted from a net loss of $292.6 million, adjusted for non-cash charges of $445.8 million and net cash inflows of $65.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $294.7 million for stock-based compensation expense, $48.8 million for amortization of deferred contract acquisition costs, $41.0 million for amortization of debt discount and issuance costs, $29.4 million for depreciation and amortization expense, $19.0 million for non-cash operating lease costs, $6.7 million for amortization expense of acquired intangible assets, and $5.9 million for amortization of investment premiums, net of accretion of purchase discounts. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $188.6 million in deferred revenue, primarily from advanced invoicing in accordance with our subscription contracts, an increase of $10.2 million in accrued expenses, other current and noncurrent liabilities, an increase of $9.1 million in accrued compensation, and an increase of $3.0 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $99.1 million in deferred contract acquisition costs, as our sales commission payments increased due to addition of new customers, and expansion of our existing customer subscriptions, a decrease of $20.3 million in operating lease liabilities, an increase of $15.4 million in accounts receivable, primarily due to timing of billings and collections, and an increase of $10.4 million in prepaid expenses, other current and noncurrent assets.
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2023 of $78.9 million was primarily attributable to the purchases of short-term investments of $740.2 million, capital expenditures of $94.1 million to support the growth and expansion of our cloud platform, $15.6 million, net of cash acquired for a business acquisition, and expenditures on strategic investments of $2.2 million. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $773.2 million.

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
Financing Activities
Net cash provided by financing activities of $14.6 million during the nine months ended April 30, 2023 was primarily attributable to $11.4 million in proceeds from the issuance of common stock under the ESPP and $3.2 million in proceeds from the exercise of stock options.
Net cash provided by financing activities of $17.6 million during the nine months ended April 30, 2022 was primarily attributable to $11.5 million in proceeds from the issuance of common stock under the ESPP and $6.2 million in proceeds from the exercise of stock options.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2022 Form 10-K. There have been no significant changes to these policies for the nine months ended April 30, 2023, except as described in Note 1, Business and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2022 Form 10-K.
Interest Rate Risk
As of April 30, 2023, we had cash, cash equivalents and short-term investments totaling $1,968.4 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2023, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $7.7 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
We also use interest rate swaps to economically convert certain of our fixed interest rate Notes to floating interest rates, in order to match the floating rate nature of a portion of our cash, cash equivalents, and short-term investments. These interest rate swaps are designated as fair value hedges, and changes in fair value of the interest rate swaps offset the changes in fair market value of the Notes due to benchmark interest rate movements. Gains or losses related to our fair value hedges are included within interest expense in the unaudited condensed consolidated statement of operations in the period of change together with the offsetting loss or gain on the hedged item attributed to risk being hedged.
Convertible Senior Notes
In June 2020, we issued the Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. Through July 31, 2022, we carried the Notes at face value less unamortized debt discount and debt issuance costs on our balance sheet. Effective August 1, 2022, upon adoption of ASU 2020-06, we carry the Notes at face value less debt issuance costs on our balance sheet, as the adoption of this standard eliminated the debt discount. We present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 10, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British

Pound, Indian Rupee, Euro, Canadian dollar and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for nine months ended April 30, 2023 and 2022.
We have a foreign currency risk management program, and we enter into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses. These foreign currency derivative contracts have a maturity up to 24 months or less and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk. We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 11, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
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
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and
•the impact of global economic disruptions, like the COVID-19 pandemic, remains uncertain and may have a material adverse impact on our business.

Risks Related to Our Business
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $390.3 million, $262.0 million and $115.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of April 30, 2023, we had an accumulated deficit of $1,059.7 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions. For example, the COVID-19 pandemic disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, and leisure, and increased inflation and higher interest rates have disproportionately affected other industries and markets which we serve, such as banking, financial services, and retail. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (typically ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition, deteriorating general economic conditions which may result in reductions in IT budgets and lower employee headcounts.
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
Our larger competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our services, including through selling at zero or negative margins, offering free services and other concessions, bundling products or maintaining closed technology platforms. Many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market more quickly than we can or to convince organizations that these limited products meet their needs.
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
Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things:

•effectively attracting, retaining, training and integrating, including collaborating with a large number of new employees;
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In March 2023, we committed to a plan to restructure and reduced our workforce by approximately 3% in an effort to align people, roles and projects to our strategic priorities. Any restructuring has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as most of our workforce continues working from home on a full time or part time basis. We also face the unknown impact to employees who do not wish to return to the office, either full time or part time. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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
Additionally, with data security being a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform and the performance of our solutions. As a result, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators, and private litigants.

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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2022, 34% of our revenue for fiscal 2021 and 40% of our revenue for fiscal 2020 and 26% and 29% of our revenue for the nine months ended April 30, 2023 and 2022, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. For example, advancements in technology, such as artificial intelligence and machine learning, are changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
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
We license software and other technology from third parties that we incorporate into or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy, we may consider opening our cloud platform to third-party developers and applications to further extend its functionality. We cannot be certain that such efforts to grow our business will be successful.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection and cybersecurity, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like artificial intelligence and machine learning, may also become subject to regulation under new laws or new applications of existing laws. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% for 2022 and approximately 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States technology industry is experiencing a workforce shortage for highly skilled workers, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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
We are subject to counterparty default risks.
We have numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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

Global health crises, like the COVID-19 pandemic, and associated global economic disruptions may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. We have re-opened our offices and have requested our employees return to work on a hybrid basis. While employee health and safety remains a top priority, requiring employees to return to work may expose them to increased health risks which could negatively impact productivity and employee morale. Although there has been an easing of restrictions, some or all of those restrictions could be reinstated in the future to manage a resurgence or new outbreak of COVID-19 or other similar health crisis.
While we have not to date experienced a significant impact to our business, operations or financial results as a result of a health crisis, including COVID-19, there can be no assurance that these or similar events will not have a material adverse impact on our business, operations or financial results in subsequent quarters or fiscal years.
Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of April 30, 2023, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 45.3% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.4% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three and nine months ended April 30, 2023, the conditions allowing holders of the Notes to convert was not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s non-convertible debt interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in the unaudited condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value, net of the discount recorded, of the Notes is accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in the unaudited condensed consolidated statement of operations. Accordingly, we report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest.
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
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potential diluted effect of the convertible senior notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the convertible senior notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the convertible senior notes.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the unaudited condensed consolidated financial statements include those related to determination of revenue recognition, deferred revenue and deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options, valuation of intangible assets and goodwill, useful lives of property and equipment and definite-lived intangible assets, the period of benefit generated from our deferred contract acquisition costs, loss contingencies related to litigation, and valuation of deferred tax assets. Following the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets; and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
On February 20, 2023, in connection with our acquisition of Canonic, we agreed to issue a total of 31,840 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees.
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
(b) Issuer Purchases of Equity Securities

None.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Zscaler Inc., effective February 28, 2023	8-K	001-38413	3.1	3/2/2023
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

June 7, 2023	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer