Form 10-K
period 2023-07-31
Zscaler, Inc.
filed 2023-09-14
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $9.8 billion.
As of August 31, 2023, the number of shares of registrant’s common stock outstanding was 147,168,773.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our expectations regarding settlement of the Notes (as defined in Note 10, Convertible Senior Notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K);

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

PART I
Item 1. Business
Overview
We anticipate, secure, and simplify the experience of doing business, transforming today and tomorrow. We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network, as the cloud becomes the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would prove to be inadequate in protecting users and data and result in poor user experience. We pioneered a cloud platform, the Zscaler Zero Trust ExchangeTM platform, which represents a fundamental shift in the architectural design and approach to networking and security.
Enterprise applications are rapidly moving to the cloud to achieve greater IT agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external SaaS applications for critical business functions and moving their internally managed applications to the public cloud, Infrastructure as a Service, or IaaS, or Platform as a Service, or PaaS. Users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
We believe that securing the corporate network is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a unique approach that securely connects users, devices, and applications using business policies, regardless of the network. Our Zero Trust Exchange eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. Our purpose-built, multi-tenant, distributed cloud platform incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies.
Our cloud-native platform, the Zscaler Zero Trust Exchange, enables customers to secure and connect users, workloads and IoT/OT devices across three core products:
•Zscaler for Users — leverages our comprehensive cloud platform to provide users secure, fast and reliable access to the internet including SaaS applications, via Zscaler Internet Access, or ZIA, and provides Zero Trust Network Access to internally hosted or managed applications via Zscaler Private Access, or ZPA, in each case, regardless of device, location or network and also regardless of whether the users are internal or external. Our unique ZPA technology not only provides secure access to applications, but also secures the applications themselves. We do this all while optimizing end-to-end user experience with Zscaler Digital Experience, or ZDX, which allows an organization to identify and isolate issues negatively impacting its users. In addition to enabling secure access to the internet and internal applications, Zscaler Data Protection™ secures customers’ proprietary data that is traversing the public internet (data-in-motion) and data that is stored in the public cloud applications (data-at-rest).
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

•Zscaler for IoT/OT – leverages the complete suite of Zscaler solutions to reduce the risk of cyberattacks and data loss as well as to improve user and facility safety by providing zero trust security for connected IoT and OT devices. We provide secure internet communications for IoT and OT devices, privileged access to IoT and OT devices (e.g. for maintenance), secure access to production applications (e.g. on a factory floor) and deception technology to provide active defense.
Before our Zero Trust Exchange, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. Traditionally, this network perimeter approach consists of appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where more companies are shifting their most critical IT assets to the cloud, a zero trust architecture is required. Our architecture is vastly different from the legacy “hub-and-spoke” corporate network, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our Zero Trust Exchange acts as an intelligent switchboard that uses business policies to securely connect users, devices, and applications over any network and protect against cyberthreats and data loss. We provide all of these solutions at scale, processing well over 320 billion internet transactions per day. Our Zero Trust Exchange eliminates the requirement for organizations to buy and manage a variety of high cost appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply. We are integrating our proprietary large language models, or LLMs, with our Zero Trust Exchange to leverage our data lake built on our more than 320 billion daily transactions. Analyzing this volume of high-quality data can continuously improve our LLMs and artificial intelligence, or AI, models to deliver ever-more powerful security outcomes for our customers.
Our cloud native, multitenant architecture is distributed across more than 150 data centers globally which brings security and business policy close to users and devices in 185 countries and provides fast, secure, and reliable access. Each day, we block over 150 million threats and perform over 250,000 unique security updates. Our customers benefit from the cloud security effect of our ever-expanding ecosystem, enhanced by our advanced AI and machine learning, or ML, capabilities, because once a new threat is detected, it can be blocked across our entire customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 7,700 customers across all major geographies, with an emphasis on larger organizations, and we currently count over 640 of the Forbes Global 2000 as customers. Our customers span every major industry, including financial services, healthcare, insurance, manufacturing, auto, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, energy, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $673.1 million in fiscal 2021 to $1,090.9 million in fiscal 2022 to $1,617.0 million in fiscal 2023, representing year-over-year revenue growth of 62% and 48%, respectively. We experienced net losses of $202.3 million, $390.3 million and $262.0 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Zero Trust Exchange Platform
Our Zero Trust Exchange cloud security platform delivers our core products; Zscaler for Users, Zscaler for Workloads and Zscaler for IoT/OT, through the deployment of our comprehensive and integrated solutions, each built natively in the cloud to power digital transformation.

Secure Internet and SaaS Access - Zscaler Internet Access
Zscaler Internet Access, or ZIA, provides users, workloads, IoT, and OT devices secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats, secure data while at rest and prevent data from leaking out to unauthorized sites. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection to assess and correlate the risk of the content to protect against sophisticated attacks, including ransomware and phishing. The cloud platform applies AI, and ML, across our well over 320 billion daily transactions to quickly identify and block unknown threats and to identify and categorize unknown destinations.
ZIA enables the following primary use cases:
Cyberthreat Protection – Our threat prevention functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing, and zero-day cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products. Our core cloud platform threat prevention services include:
•Advanced Threat Protection: Our advanced threat protection functionality uses techniques including AI/ML, signatures and reputation to deliver real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 250,000 unique security updates are performed every day to the Zscaler cloud to keep users protected. Once we detect a new threat to a user, we block it for all users. We call this the “cloud security effect.”
•Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our cloud sandbox was designed and built to be multi-tenant and allows customers, using AI among other analytics, to determine which traffic should be sent for detonation. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios to analyze, hold and detonate suspicious files in the cloud sandbox before they are sent to a user.
•Browser Isolation: Our cloud browser isolation functionality creates an isolated browsing session that enables users to access any webpage on the internet without downloading any of the web content served by the webpage onto a local device or the corporate network. With cloud browser isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. Malicious code that may be hidden in the web content is kept at bay. Customers can select and isolate traffic based on specific policies and/or automatically based on our AI enabled risk determination.
Data Protection – Our data protection functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information for users, devices, and servers, reducing our customers’ business and compliance risk. Core cloud platform data protection services include:
•Advanced Data Classification: Our data classification engines leverage a variety of technologies and techniques to identify customer sensitive data. Predefined, custom dictionaries and automated AI discovery tools identify sensitive customer data by leveraging efficient pattern-matching algorithms, regular expressions, AI based training models and keywords. Additional advanced classification techniques including exact data match, or EDM, Index Document Match, or IDM, and ML-based Optical Character Recognition, or OCR, functionalities, further identity sensitive data and enable our customers to populate their own custom databases scaling to billions of unique fields, and including structured and unstructured documents.

•Data Loss Prevention: Our data loss prevention, or DLP, technology enables enterprises to alert and/or block transmission or sharing of sensitive data across channels, including inline data in motion to external internet destinations and unmanaged endpoints, out-of-band in both SaaS and public cloud applications, and also on the endpoint by preventing printing or copying to local storage, including USB devices.
•Cloud Access Security Brokerage: Our Cloud Access Security Broker, or CASB, functionality and cloud application controls enable enterprises to discover and granularly control user access to known and unknown cloud applications. By doing Transport Layer Security inspection at scale, we provide malware protection, data loss prevention and CASB functions that can be performed both inline and out-of-band, for specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.
•File Type Controls: Our AI-enabled data classification solution enables enterprise CIOs to gain visibility of file types across all their IT environments. Our file type control functionality allows our customers to define policies to control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.
•Browser Isolation: With cloud browser isolation, users do not directly access active web content; instead, only a safe rendering of pixels is delivered to the user. This approach prevents sensitive data from being downloaded to unauthorized devices in bring-your-own-device environments or on shared public computers.
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
Secure Private Application Access - Zscaler Private Access
Zscaler Private Access provides Zero Trust Network Access, or ZTNA, to secure access to internally managed applications, either hosted internally in data centers or hosted in private or public clouds. ZPA is designed around four key tenets that fundamentally change the way users access internal applications:
•connect users to applications without bringing users on the network;
•never expose applications to the internet;
•segment access to applications without relying on the traditional approach of network segmentation; and
•provide remote access over the internet without virtual private networks, or VPNs.

ZPA enforces a global policy engine that manages access to internally managed applications regardless of location. If access is granted to a user, our ZPA solution connects the user’s device only to the authorized application without exposing the identity or location of the application. As a result, applications are not exposed to the internet, further limiting the external attack surface. This results in reduced cost and complexity, while offering better security and an improved user experience.
Our ZPA solution includes broad functionality, which we categorize by the following areas:
•Cyberthreat Protection and Data Protection. Our ZPA solution delivers the same cyberthreat protection and data protection functionality that is applied to internet traffic via our ZIA solution.
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
•Reduce Attack Surface: Our architecture utilizes inside out connections that are outbound from users to the Zero Trust Exchange platform which allows customers to deny all inbound connections. This reduce their attack surface by not exposing IP addresses of all devices, applications, appliances or workloads to the internet.
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
Experience Management - Zscaler Digital Experience
Zscaler Digital Experience is designed to measure end-to-end user experience across key business applications, providing an easy to understand digital experience score for each user, application and location within an enterprise. As users have become mobile and applications have moved to the cloud, traditional network performance monitoring tools have become increasingly irrelevant. Enterprises can no longer collect performance metrics or indicators along the traditional network path as they could when they owned the network and the applications ran in their own data centers. When a user's experience is suffering or an event is negatively impacting user experience, ZDX utilizes AI-enabled root cause analysis to allow an organization to isolate where in the network path an issue is occurring and whether it is caused by a user’s device, the WiFi connection, the local internet connection, a service provider in the path or the destination application itself. With ZDX, enterprises can quickly determine if an issue is associated with a single user, application or location or indicates a broader issue potentially impacting other users, applications or locations all via a simple visual workflow without a need for additional hardware or software.
Cloud Applications and Workload Security - Posture Control
Our Posture Control solution automatically identifies and remediates cloud service, application, and identity misconfigurations for assets deployed in public cloud infrastructure. The platform leverages a unified, graph-based database, correlating signals across several cloud security engines to identify and prioritize cloud risks and security incidents. Comprehensive integrations with other Zscaler products provide unprecedented breadth in capabilities for protecting cloud assets from build time to runtime. Our Posture Control solution is comprised of the following functionalities:

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
Preventing Lateral Threat Movement in Public Clouds - Workload Segmentation
Our Workload Segmentation solution secures application-to-application communications inside public clouds and data centers to stop lateral threat movement, preventing application compromise and reducing the risk of data breaches. Workload Segmentation utilizes an innovative, AI-enabled approach that makes it significantly simpler to deploy and operate than traditional segmentation solutions. Workload Segmentation improves the security of east-west communication by verifying the identity of the communicating application software, services and processes to achieve a zero trust environment. This reduces the attack surface, resulting in lower risk of application compromise and data breaches.
Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications, managing digital experience and scanning for exposures and misconfigurations. We designed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 430 issued and pending patents in the United States and other countries. Our cloud is distributed across more than 150 data centers on five continents and processes over 320 billion requests per day from users across 185 countries.
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
•Zscaler Log Servers: Our technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 130 terabytes of unique raw log data every day. We do not collect customer data other than logs, and those logs are encrypted and transmitted to our log server at a destination of choice selected by the customer without ever writing to disk at the enforcement nodes. Logs are transmitted to our logging servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide our customers visibility into their traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party Security Information and Event Management, or

SIEM, service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States or the European Union/Switzerland. Customer data is isolated as part of our multi-tenant architecture.
Our platform is a critical integration point positioned in the data path providing secure access to the internet, cloud and internal applications. We complement and interoperate with key technology and cloud vendors across major market segments, including identity and access management, or IAM, device and endpoint management, as well as SIEM for reporting and analytics. Many of these vendors, like us, were developed in the cloud and together provide a foundation for a modern access and security architecture.
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
We sell to enterprises of all sizes. As of July 31, 2023, we had over 7,700 customers, including over 640 of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including airlines and transportation, conglomerates, consumer goods and retail, financial services, healthcare, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 50% of our revenue was from customers outside the United States for all periods presented. No end customer contributed more than 10% of our revenue in fiscal 2023, fiscal 2022 and fiscal 2021.

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
We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP High level for ZPA and Impact Level 5 with the DOD. In addition, we are authorized at both the FedRAMP Moderate and high levels for ZIA. We also hold ITAR, DFARS, FIPS, CJIS and VPAT 508 in our government portfolio. We also became the first cloud-based SaaS security company to achieve StateRamp for state and local governments, and have received

TXRamp in Texas. Internationally, we are IRAP Protected and APRA in Australia, Cyber Essentials and G-Cloud in the UK, C5 in Germany and “in process” for ITSG-33 Prob B in Canada and ISMAP in Japan.
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
Research and development expense was $349.7 million, $289.1 million and $174.7 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Our research and development leadership team is based in San Jose, California, and we also maintain research and development centers in India, Canada, Israel and Spain.
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
•large networking and other vendors, such as Cisco Systems, Inc., Microsoft Corporation and Juniper Networks, Inc., which offer security appliances and/or incorporate security capabilities in their networking products and other services;

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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2023, we had more than 430 issued patents and pending patent applications, including more than 190 issued patents, in the United States and other countries. Our issued patents expire between 2028 and 2041 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our platform infringes their intellectual property rights. In particular, companies in our industry have extensive patent portfolios. From time to time, third parties, including certain of these companies and non-practicing entities, have in the past and may in the future, assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.

Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, privacy, employment, labor and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of July 31, 2023, we had a total of 5,962 employees, including 3,656 employees located outside the United States, with the majority of non-US based employees located in India. None of our U.S. based employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
Zscaler's vision is to create a world in which the exchange of information is always secure and seamless. Specifically, ensuring that our people and culture are aligned with this vision is critical to our success. In order to continue to innovate and to execute our business strategy, we must attract, develop, and retain skilled employees, particularly in the areas of product development, engineering, sales and customer success. We added 987 new employees over the past 12 months in response to growing customer interest in and demand for our products.
We understand the importance of human capital so investing in our culture, talent development, compensation and benefits, and diversity and inclusion is essential.
Our Culture

Our culture is about creating an environment where a global and diverse workforce can contribute their best work to help our customers and our business succeed. Zscaler's cultural values are:
•Teamwork
•Open Communication
•Passion
•Innovation
•Customer Obsession

We receive feedback on our culture from our employees through multiple surveys throughout the year. In our most recent employee engagement survey conducted in fiscal 2023, we found that 88% of responding employees are highly engaged and 92% of responding employees are aligned with our strategic direction. We are proud to be certified as a 2023 “Great Place to Work” in seven countries, including the U.S., with 92% of surveyed employees indicating that Zscaler is a great place to work. We ultimately view and measure the success of our culture by our ability to sustain great business results.
Talent Development

We invest in our employees through a suite of programs from their first day of employment to develop their talent and skills as our business grows. Over the past year, this intentional approach to talent development led to us being able to promote 20% of our global workforce. We operate a program called “Leading at Z” that establishes clear expectations, enables measurement and actionable feedback, and ensures that our people managers have access to the development programming which helps them to live by our leadership principles. In addition, new employees in our customer care and success teams are enrolled in structured sales training to complete internal certifications. Our technical teams have access to live and online training resources and participate in frequent company tech talks where training on best practices and latest developments are shared. In 2023, we launched our Senior Leadership Program to prepare our executives to navigate our company through our next phases of growth.
To supplement our internal resources, we partner with external development organizations and tools. In 2023, we invested in partnerships with leading executive coaching organizations to offer even more focused development for key leaders. We offer tuition reimbursement for eligible employees to further enhance their career growth through higher education.
Compensation and Benefits
We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for annual bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for certain of their long-term incentives to vest. Goals, Performance, and Success, or GPS, our revamped performance management program, was launched in 2023 and aligns individual achievement with compensation. In GPS, employees are assessed on both what was achieved and how they achieved it to help build a high performance culture that is aligned to our cultural values.
We offer an Employee Stock Purchase Plan which allows employees to contribute a percentage of their wages to purchase our stock at a discount. In addition to cash and equity compensation, we offer our employees a robust portfolio of benefits, such as health, wellbeing, parental leave, and retirement programs, to meet their individual and family needs.
Diversity, Equity and Inclusion
We are committed to an inclusive culture. We strive to foster a workplace that promotes mutual respect, open and effective communication, and a sense of belonging for all employees. We ensure that our employees’ voices are heard and are always working on ways to improve their experience.
We believe that a diversity of backgrounds, experiences and thinking contributes to creating a culture that enables innovation, execution and performance. At the end of fiscal 2023, women represented 22% of our global workforce in 28 countries and underrepresented racial and ethnic minorities represented 10% of our U.S. based employees.
We have taken steps to address the diversity challenges that we face in the cybersecurity industry because we believe diverse representation and development of our talent enriches our industry. We enhanced hiring practices where our recruiters strive to build a talent pipeline that is diverse at the top of the hiring funnel, with proactive outreach to candidates from underrepresented groups.
We recently hired a Head of Diversity, Equity & Inclusion to partner with senior leadership to develop and advance our global DEI strategy. Our company supports the following six employee resource groups: Women in Zscaler Engage, Asian American Pacific Islander Employees at Zscaler, Black Employees at Zscaler, Latinx and Hispanic at Zscaler, Pride at Zscaler and Veterans at Zscaler. In addition to running company-wide events and programs to share perspectives, these groups provide a safe community where employees can celebrate what makes them unique while also connecting with colleagues who share their identity.

To further support our efforts, we offer courses for diversity awareness and training on topics such as managing bias. We also offer a cohort based leadership program that builds the capabilities of the next generation of women leaders at Zscaler. Our foundational leadership programs emphasize the role of diversity in building high performing teams. We have also hosted external diversity events, for example, bringing together accomplished women technology leaders in discussion forums and external events to share their experiences with the broader community.
Health, Safety and Wellbeing
The health and safety of our employees is our top priority. We recognize the need to create a flexible working environment that balances collaboration, innovation, and connectivity with personal preferences for employees to do their best work. We also offer a holistic wellness experience for our employees with “Wellbeing at Z,” our wellness program that supports employees across four pillars: physical, emotional, social, and financial.
Wellbeing at Z has been designed to meet the health needs of our employees through connection and support with flexibility for local and targeted needs. We will continue to review and invest in programs to provide for the health, safety and well being of our employees.
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
•our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations;
•if the delivery of our services to our customers is interrupted or delayed for any reason, our business would suffer;
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
•If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed;
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and

•the impact of global economic disruptions, including as a result of geopolitical uncertainty and instability, inflation, global health crises like the COVID-19 pandemic, and governmental responses thereto, remains uncertain and may have a material adverse impact on our business.
Risks Related to Our Business
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $202.3 million, $390.3 million and $262.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of July 31, 2023, we had an accumulated deficit of $1,090.4 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
If organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected.
Cloud technologies are still evolving, and it remains difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are becoming increasingly dependent on the internet as they move their applications and data to the cloud. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. However, traditional on-premises security appliances are entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict market acceptance of our cloud platform, or the success of competing products; services or technologies based on other technologies. If we fail to achieve market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.

If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, or similar solutions offered by our competitors, litigation and deteriorating general economic conditions. For example, the COVID-19 pandemic disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, and leisure, and increased inflation and higher interest rates have disproportionately affected other industries and markets which we serve, such as banking, financial services, and retail. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
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
•large networking and other vendors, such as Cisco Systems, Inc., Microsoft Corporation and Juniper Networks, Inc., which offer security appliances and/or incorporate security capabilities in their networking products and other services;
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
Our competitors may be successful in convincing IT decision makers that legacy appliance-based security products or hybrid security cloud solutions based on legacy technology are sufficient to meet their security needs and provide security performance that competes with our cloud platform. In addition, our competitors have and may develop cloud-based solutions with architectures similar to our products. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may introduce similar or superior products, services and technologies that compete with our cloud platform. In addition, large companies with substantial communications infrastructure, such as global telecommunications services provider partners or public cloud providers, have entered or could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users and internet traffic on our cloud platform has increased rapidly in recent years. You should not consider our recent growth in these areas as indicative of our future performance. While we expect to continue to expand our operations and to increase our headcount significantly in the future, both domestically and internationally, our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We expect our recent revenue growth rates may decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past and in the future we may restructure or reduce our workforce to align people, roles and projects to our strategic priorities. Any realignment has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult as we recently implemented a hybrid work environment, and our employees continue to work from home on a full time or part time basis. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
If the delivery of our services to our customers is interrupted or delayed for any reason, our business would suffer.
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
Additionally, with data security being a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform and the performance of our solutions. As a result, we may face claims, including claims of unfair or deceptive trade practices alleging these statements are not accurate, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators, and private litigants.
If our global network of data centers which deliver our services was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 150 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors), and other catastrophic events, including those exacerbated by the effects of climate change. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the Russia-Ukraine crisis, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home at the outset of the COVID-19 pandemic, we temporarily increased our use of public cloud infrastructure which is substantially more expensive than our own data centers. If we must again materially increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
Our business and growth depend in part on the success of our relationships with our channel partners.
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 26% of our revenue for fiscal 2023, 28% of our revenue for fiscal 2022 and 34% of our revenue for fiscal 2021. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic conditions, including the ongoing impact to global and U.S. economies as a result of COVID-19 or other widespread pandemics, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely.
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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. For example, advancements in technology, such as AI and ML, are changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
Issues in the development and use of AI and ML may result in reputational harm, liability or other consequences to our business.
We are increasingly utilizing and building AI and ML capabilities into our product offerings as well as incorporating the AI and ML into our internal operations to increase productivity and accelerate innovation. The rapid evolution of AI and ML, including the latest development and accessibility of generative AI technology, requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly in order to benefit our business, accelerate innovation, and increase productivity, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption, and use. These risks and challenges could undermine public confidence in AI and ML, in particular generative AI, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including under new proposed legislation regulating AI and/or generative AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property, and other laws, and brand or reputational harm.

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
•government demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations, including the impacts of possible government shutdowns; and
•governments routinely investigate and audit government contractors’ administrative processes and any unfavorable audit could result in fines, civil or criminal liability, further investigations, damage to our reputation and debarment from further government business.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection, information security and cybersecurity, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like artificial intelligence and machine learning, may also become subject to regulation under new laws or new applications of existing laws. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
The regulatory framework for privacy, data protection and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various data protection, cybersecurity, information security and other telecommunications regulations or requirements where we offer our solutions around the world. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations that require us to comply with rules pertaining to privacy, data protection, cybersecurity, and information security. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use and disclosure of personal, financial and other data. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business.
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. Just within the U.S., privacy laws in multiple states have gone, or will go, into effect between 2023 and 2026, and a federal data privacy law is being considered. The number of emerging and existing data privacy laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, and telecommunications services jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations, relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. For example, evolving obligations relating to data transfers outside of the European Economic Area, Switzerland, and the United Kingdom impose additional due diligence and other measures in the procurement process and uncertainty regarding compliance approaches. These and other new and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 50%, 51% and 51% of our revenue from our international customers in each of fiscal 2023, fiscal 2022 and fiscal 2021. As of July 31, 2023, approximately 61% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2023, approximately half of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.

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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.0% year to date for 2023, 6.5% for 2022 and 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States technology industry is experiencing a workforce shortage for highly skilled workers, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
Governments are raising interest rates and implementing fiscal policy interventions in response to high levels of inflation. Even if these interventions lower inflation, they may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our consolidated financial condition and results of operations. For example, if our customers were to reduce their IT budgets or workforces in response to deteriorating economic conditions, they may not purchase or renew subscriptions for our services or may renew for fewer users or less expensive services. These policy changes have provided a benefit to us as a result of increased interest income we earn on our cash and investments, but a reduction of interest rates in the future would reduce this income.
The impact of economic conditions, including the ongoing effects of COVID-19, inflation and regional or global recessions could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our services.
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
We have numerous arrangements with financial institutions that include cash and investment deposits, and uncollateralized interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Currently, nearly 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services which apply to our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,619.0 million and $621.6 million, respectively, available to offset future taxable income. Beginning in 2024, $481.5 million of state net operating losses will begin to expire at different periods. The remaining $140.1 million of state net operating losses will carry forward indefinitely. As of July 31, 2023, we had foreign net operating loss carryforward of $71.6 million, all of which may be carried forward indefinitely.
As of July 31, 2023, we also had U.S. federal and California research and development and other tax credit carryforwards of approximately $81.0 million and $53.2 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2038. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carry-forwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. We have re-opened our offices and have requested our employees return to work on a hybrid basis. While employee health and safety remains a top priority, requiring employees to return to work may expose them to increased health risks which could negatively impact productivity and employee morale. To manage a resurgence or new outbreak of COVID-19 or other similar health crisis, government health authorities may implement restrictions on our business operations.
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
As of July 31, 2023, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 44.8% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.3% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.

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
During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended July 31, 2023, the conditions allowing holders of the Notes to convert was not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our Notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior Notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Prior to the adoption of this standard, we used the treasury stock method to calculate the potential diluted effect of the Notes; however, upon adoption of this standard we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the Notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the Notes.
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
In addition, natural disasters, acts of war, international conflicts, such as the Russia-Ukraine crisis, terrorism and other geo-political unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space (the "leased premises") under a sublease agreement that expires in 2026. We initially occupied approximately 69,000 square feet with the remainder of the leased premises to be occupied in phases over the initial term of the lease, with full occupancy expected to occur by October 2025. We also maintain offices elsewhere in the United States, including in Alpharetta, Georgia; Burlington, Massachusetts; Boston, Massachusetts; Plano, Texas; Raleigh, North Carolina; McLean, Virginia, and Bellevue, Washington, as well as multiple locations internationally, including in Australia, Austria, Canada, Costa Rica, France, Germany, India, Israel, Japan, Netherlands, Singapore, Spain, Sweden, Switzerland and the United Kingdom. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate our operations.
Item 3. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data," Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Markets Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the ticker symbol "ZS" since March 16, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of July 31, 2023, we had 58 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2023.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Zscaler, Inc. under the Securities Act or the Exchange Act.
This performance graph compares the cumulative total return to our stockholders to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index for the five years ended July 31, 2023. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	July 31, 2018 (*)	July 31, 2019	July 31, 2020	July 31, 2021	July 31, 2022	July 31, 2023
Zscaler, Inc.	$100.00	$238.66	$367.74	$668.11	$439.14	$454.21
S&P 500 Index	$100.00	$107.99	$120.90	$164.96	$157.31	$177.78
S&P 500 Information Technology Index	$100.00	$115.72	$160.75	$225.10	$212.69	$269.79
_____
(*) Base period.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30, and July 31. Our fiscal years ended July 31, 2023, July 31, 2022 and July 31, 2021 are referred to as fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2023, we had expanded our operations to over 7,700 customers across major industries, with users in 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their digital transformation, including more than 640 of the Forbes Global 2000 as of July 31, 2023.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2023, fiscal 2022 and fiscal 2021, our revenue was $1,617.0 million, $1,090.9 million and $673.1 million, respectively. We have incurred net losses in all periods since our inception. For fiscal 2023, fiscal 2022 and fiscal 2021, our net loss was $202.3 million, $390.3 million and $262.0 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impact of macroeconomic conditions and global health crises like the COVID-19 pandemic

Recent changes in macroeconomic conditions such as high inflation and potential recessionary environments can cause uncertainty in our business. For the fiscal 2023, we experienced growth in total revenue but also saw increased customer scrutiny and a longer approval process for transactions, particularly larger deals, in comparison to the prior fiscal period, as potential new customers are taking longer to make purchasing decisions and requiring additional approvals for large expenditures in response to the challenging economic environment. Macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions of our cloud platform.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. While we have not to date experienced significant disruptions to our operations or financial performance as a result of a health crisis, including the COVID-19 pandemic, we are unable to predict the impact of this or similar future events due to numerous uncertainties, including the emergence or resurgence of an outbreak in connection with COVID-19 or a similar virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to macroeconomic conditions and global health crises, like the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Annual Report on Form 10-K.
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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2023, 2022 and 2021, we had over 7,700, 6,700 and 5,600 customers, respectively, across all major geographies. As of July 31, 2023, we had over 640 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging economic environment, potential new customers are increasingly taking longer to make purchasing decisions and requiring additional approvals for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company and address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended July 31, 2023 and 2022, the dollar-based net retention rate was 121% and above 125%, respectively.
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

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
GAAP gross profit	$1,254,120	$848,664	$522,783
Add:
Stock-based compensation expense and related payroll taxes	40,297	25,292	15,272
Amortization expense of acquired intangible assets	9,574	7,975	6,468
Non-GAAP gross profit	$1,303,991	$881,931	$544,523
GAAP gross margin	78%	78%	78%
Non-GAAP gross margin	81%	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets, asset impairment related to facility exit, and restructuring and other charges. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
GAAP loss from operations	$(234,623)	$(327,429)	$(207,812)
Add:
Stock-based compensation expense and related payroll taxes	457,815	430,020	278,562
Amortization expense of acquired intangible assets	11,060	9,010	6,795
Asset impairment related to facility exit(1)	—	—	416
Restructuring and other charges(2)	6,564	—	—
Non-GAAP income from operations	$240,816	$111,601	$77,961
GAAP operating margin	(15)%	(30)%	(31)%
Non-GAAP operating margin	15%	10%	12%
(1) Consists of asset impairment charges related to the relocation of our corporate headquarters.
(2) In connection with a restructuring plan announced in March 2023, we incurred stock-based compensation expense of approximately $1.0 million, which is included in stock-based compensation expense and related payroll taxes.
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

Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of July 31, 2023, the accrued employee payroll contributions to our ESPP was $7.4 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2024.

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$462,343	$321,912	$202,040
Less:
Purchases of property, equipment and other assets	(97,197)	(69,296)	(48,165)
Capitalized internal-use software	(31,527)	(21,284)	(10,132)
Free cash flow	$333,619	$231,332	$143,743
As a percentage of revenue:
Net cash provided by operating activities	29%	30%	30%
Less:
Purchases of property, equipment and other assets	(6)	(7)	(7)
Capitalized internal-use software	(2)	(2)	(2)
Free cash flow margin	21%	21%	21%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $554.0 million, or 37%, in fiscal 2023 over fiscal 2022, and $547.5 million, or 59%, in fiscal 2022 over fiscal 2021. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Revenue	$1,616,952	$1,090,946	$673,100
Add: Total deferred revenue, end of period	1,439,676	1,021,123	630,601
Less: Total deferred revenue, beginning of period	(1,021,123)	(630,601)	(369,767)
Calculated billings	$2,035,505	$1,481,468	$933,934

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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

General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to incur compliance expenses and other related expenses necessary to operate as a public company, and due to any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period, as they are inherently subject to change and difficult to estimate.
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
Interest Expense
Interest expense consists primarily of amortization of debt discount and issuance costs, recognition of contractual interest expense related to the Notes, and gains and losses related to changes in the fair value of interest rate swaps. Refer to Note 8, Derivative Instruments and Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Revenue	$1,616,952	$1,090,946	$673,100
Cost of revenue(1)(2)	362,832	242,282	150,317
Gross profit	1,254,120	848,664	522,783
Operating expenses:
Sales and marketing(1)(2)	953,864	735,219	459,407
Research and development(1)(2)	349,735	289,139	174,653
General and administrative(1)(3)	177,544	151,735	96,535
Restructuring and other charges(1)	7,600	—	—
Total operating expenses	1,488,743	1,176,093	730,595
Loss from operations	(234,623)	(327,429)	(207,812)
Interest income	60,462	4,586	2,812
Interest expense(4)(5)	(6,541)	(56,579)	(53,364)
Other income (expense), net	(1,862)	(4,208)	1,186
Loss before income taxes	(182,564)	(383,630)	(257,178)
Provision for income taxes	19,771	6,648	4,851
Net loss	$(202,335)	$(390,278)	$(262,029)
_____
(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$40,297	$25,292	$15,272
Sales and marketing	222,280	202,211	144,273
Research and development	121,151	123,422	73,238
General and administrative	73,051	79,095	45,779
Restructuring and other charges	1,036	—	—
Total	$457,815	$430,020	$278,562

(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$9,574	$7,975	$6,468
Sales and marketing	773	704	327
Research and development	713	331	—
Total	$11,060	$9,010	$6,795

(3) Includes asset impairment related to facility exit as follows:	$—	$—	$416

(4) Includes amortization of debt discount and issuance costs as follows:	$3,894	$55,141	$51,923
(5) Effective August 1, 2022, we adopted ASU 2020-06 using the modified retrospective method under which prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. For further information refer to Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	22	22	22
Gross margin	78	78	78
Operating expenses
Sales and marketing	59	67	68
Research and development	22	27	26
General and administrative	11	14	15
Restructuring and other charges	1	—	—
Total operating expenses	93	108	109
Operating margin	(15)	(30)	(31)
Interest income	4	—	1
Interest expense	—	(5)	(8)
Other income (expense), net	—	—	—
Loss before income taxes	(11)	(35)	(38)
Provision for income taxes	1	1	1
Net loss	(12)%	(36)%	(39)%

Comparison of Fiscal 2023 and Fiscal 2022
Revenue

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$1,616,952	$1,090,946	$526,006	48%
Revenue increased by $526.0 million, or 48%, in fiscal 2023, compared to fiscal 2022. The increase was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $440.6 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14%.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$362,832	$242,282	$120,550	50%
Gross margin	78%	78%
Cost of revenue increased by $120.6 million, or 50%, in fiscal 2023, compared to fiscal 2022. The overall increase was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $68.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $41.8 million, inclusive of an increase of $15.3 million in stock-based compensation expense, driven primarily by a 25% increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to increased expenses of $7.4 million in facility and IT services.
Gross margin remained flat at 78% for fiscal 2023 compared to fiscal 2022 as our cost of providing our services were proportionately offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$953,864	$735,219	$218,645	30%
Sales and marketing expenses increased by $218.6 million, or 30%, for fiscal 2023, compared to fiscal 2022. The increase was driven primarily by a 15% increase in headcount, resulting in an increase of $160.8 million in employee-related expenses, inclusive of an increase of $24.5 million in stock-based compensation expense, and an increase of $36.7 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $20.8 million in travel expenses, $17.8 million in marketing and advertising expense and $17.9 million in facility and IT services.

Research and Development Expenses

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$349,735	$289,139	$60,596	21%
Research and development expenses increased by $60.6 million, or 21%, for fiscal 2023, compared to fiscal 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was driven primarily by an increase of $54.8 million in employee-related expenses, exclusive of stock-based compensation expense, primarily due to a 23% increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $12.1 million in facility, software and equipment related expenses to support our growth and $2.1 million in professional services. The increase was partially offset by higher capitalized internal-use software of $10.4 million to support the enhancement and growth of our cloud platform as well as due to a decrease in stock-based compensation expense of $0.4 million. Stock-based compensation expense decreased primarily because of the resignation of our President, who led research and development activities, in October 2022 and resulted in the reversal of $9.9 million of stock-based compensation expense associated with the cancellation of unvested equity incentive awards in fiscal 2023.
General and Administrative Expenses

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$177,544	$151,735	$25,809	17%
General and administrative expenses increased by $25.8 million, or 17%, for fiscal 2023, compared to fiscal 2022. The increase was driven primarily by an increase of $17.0 million in employee-related expenses, exclusive of stock-based compensation expense, primarily due to a 23% increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $6.6 million in professional services and $3.0 million in facility and IT services to support our growth. The increase was partially offset by a decrease in stock-based compensation expense of $5.3 million as a result of an executive equity incentive award for which the vesting term was completed in the fiscal quarter ended October 31, 2022.
Restructuring and Other Charges

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other charges	$7,600	$—	$7,600	—%
On March 1, 2023, we announced a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%. We completed the restructuring plan by the end of fiscal 2023, resulting in $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. For further information refer to Note 9, Restructuring and Other Charges, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Income

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$60,462	$4,586	$55,876	1,218%
Interest income increased by $55.9 million for fiscal 2023, compared to fiscal 2022. The increase was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(6,541)	$(56,579)	$50,038	(88)%
Interest expense decreased by $50.0 million for fiscal 2023, compared to fiscal 2022. The decrease was driven primarily by a decrease of $51.3 million as a result of the adoption of ASU 2020-06, which resulted in the elimination of the debt discount and related amortization as interest expense and the classification of the portion of the debt issuance costs initially allocated to equity within the carrying amount of the Notes, which shall be recognized as interest expense. The decrease was partially offset by an increase in interest expense of $1.2 million due to fair value hedge adjustments related to our Notes. For further information refer to Note 1, Business and Summary of Significant Accounting Policies, and Note 8, Derivative Instruments, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Expense, net

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Other expense, net	$(1,862)	$(4,208)	$2,346	(56)%
Other expense, net decreased by $2.3 million for fiscal 2023, compared to fiscal 2022. The decrease was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Year Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$19,771	$6,648	$13,123	197%
Our provision for income taxes increased by $13.1 million, or 197%, for fiscal 2023, compared to fiscal 2022. The increase was driven primarily by the increase in our pre-tax income in the foreign jurisdictions in which we conduct business, as well as the U.S. federal and state income tax impacts of the mandatory capitalization of research and development expenses incurred during the year. Additionally, the provision for income taxes in fiscal 2022 was lower than fiscal 2023 due to an income tax benefit of $1.0 million associated with the acquisition of intangible assets from ShiftRight, Inc. ("ShiftRight") and another business acquisition, and by an income tax benefit of $1.5 million for the refund of withholding taxes related to prior fiscal periods. For further information, refer to Note 15, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (10.9)% and (1.7)% in fiscal

2023 and fiscal 2022, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.
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
Revenue increased by $417.8 million, or 62%, in fiscal 2022, compared to fiscal 2021. The increase in revenue was driven by an increase in users and sales of additional subscriptions to existing customers, which contributed $337.6 million in additional revenue. The remainder of the increase was attributable to the addition of new customers, as we increased our customer base by 20%.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue	$242,282	$150,317	$91,965	61%
Gross margin	78%	78%
Cost of revenue increased by $92.0 million, or 61%, in fiscal 2022, compared to fiscal 2021. The overall increase was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $42.4 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $41.6 million, inclusive of an increase of $9.8 million in stock-based compensation expense, driven primarily by a 70% increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to increased expenses of $2.5 million for professional services and $2.0 million for facility and IT services.
Gross margin remained flat at 78% for fiscal 2022 compared to fiscal 2021 as our cost of providing our services were proportionately offset by growth in our revenue.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing	$735,219	$459,407	$275,812	60%
Sales and marketing expenses increased by $275.8 million, or 60%, for fiscal 2022, compared to fiscal 2021. The increase was driven primarily by a 54% increase in headcount, resulting in an increase of $201.1 million in employee-related expenses, inclusive of an increase of $58.0 million in stock-based compensation expense, and an increase of $32.9 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $23.0 million in marketing and advertising expense, $17.1 million in travel expenses, $16.0 million in facility and IT services and $11.4 million in professional services.
Research and Development Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development	$289,139	$174,653	$114,486	66%
Research and development expenses increased by $114.5 million, or 66%, for fiscal 2022, compared to fiscal 2021 as we continued to develop and enhance the functionality of our cloud platform. The increase was driven primarily by an increase of $109.4 million in employee-related expenses, inclusive of an increase of $50.5 million in stock-based compensation expense, driven by a 54% increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $11.1 million in facility, software and equipment related expenses to support our growth and $2.9 million in professional services. This increase was partially offset by higher capitalized internal-use software of $10.6 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative	$151,735	$96,535	$55,200	57%
General and administrative expenses increased by $55.2 million, or 57%, for fiscal 2022, compared to fiscal 2021. The overall increase was driven primarily by an increase of $48.7 million in employee-related expenses, inclusive of an increase of $32.7 million in stock-based compensation expense, primarily due to a 65% increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $2.6 million in facility and IT services.
Interest Income

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$4,586	$2,812	$1,774	63%
Interest income increased by $1.8 million, or 63%, for fiscal 2022, compared to fiscal 2021. The increase was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(56,579)	$(53,364)	$(3,215)	6%
Interest expense increased by $3.2 million for fiscal 2022, compared to fiscal 2021 as a result of higher amortization of debt discount and recognition of contractual interest expense related to our Notes issued in June 2020. For further information on the Notes, refer to Note 10, Convertible Senior Notes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Income (Expense), net

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(4,208)	$1,186	$(5,394)	(455)%
Other income (expense), net decreased by $5.4 million for fiscal 2022, compared to fiscal 2021. The decrease was driven primarily by fluctuations in foreign currency transaction gains and losses.

Provision for Income Taxes

	Year Ended July 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$6,648	$4,851	$1,797	37%
Our provision for income taxes increased by $1.8 million, or 37%, for fiscal 2022, compared to fiscal 2021. The increase was primarily related to income and withholding taxes in the foreign jurisdictions in which we operate. The increase in the provision for income taxes was due to the increase in our non-U.S. pre-tax income in the foreign jurisdictions in which we conduct business. The provision for income taxes in fiscal 2022 was offset by an income tax benefit of $1.0 million associated with the acquisition of intangible assets from ShiftRight, Inc. ("ShiftRight") and another business acquisition, and by an income tax benefit of $1.5 million for the refund of withholding taxes related to prior fiscal periods. For further information, refer to Note 15, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our effective tax rate of (1.7)% and (1.9)% in fiscal 2022 and fiscal 2021, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.
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

Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,100.2 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,090.4 million as of July 31, 2023. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic conditions, such as high inflation and recessionary environments, and global health crises like the COVID-19 pandemic to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of global health crises like the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2023, we had deferred revenue of $1,439.7 million, of which $1,281.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of July 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$462,343	$321,912	$202,040
Net cash provided by (used in) investing activities	$(259,337)	$374,063	$(109,668)
Net cash provided by financing activities	$45,990	$41,337	$41,675
Operating Activities
Net cash provided by operating activities during fiscal 2023 was $462.3 million, which resulted from a net loss of $202.3 million, adjusted for non-cash charges of $636.1 million and net cash inflows of $28.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $444.8 million for stock-based compensation expense, $98.7 million for amortization of deferred contract acquisition costs, $55.8 million for depreciation and amortization expense, $32.2 million for non-cash operating lease costs, $11.1 million for amortization expense of acquired intangible assets and $3.9 million for amortization of debt discount and issuance costs, partially offset by amortization (accretion) of investments purchased at a premium (discount) of $6.6 million and $3.3 million for net unrealized gains on hedging transactions.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $418.6 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $26.8 million in accrued expenses, other current and noncurrent liabilities and an increase of $24.5 million in accrued compensation. Net cash inflows were partially offset by cash outflows resulting from an increase of $183.9 million in accounts receivable primarily due to timing of billings and collections, an increase of $177.0 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $39.9 million in prepaid expenses, other current and noncurrent assets, a decrease of $32.2 million in operating lease liabilities primarily due to lease payments and a decrease of $8.4 million in accounts payable.
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
Investing Activities
Net cash used in investing activities during fiscal 2023 of $259.3 million was primarily attributable to the purchases of short-term investments of $1,064.1 million, capital expenditures of $128.7 million to support the growth and expansion of our cloud platform, $15.6 million, net of cash acquired for business acquisitions, and $3.2 million for purchases of strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $952.4 million.
Net cash provided by investing activities during fiscal 2022 of $374.1 million was primarily attributable to the proceeds from the maturities of short-term investments of $1,334.9 million These activities were partially offset by purchases of short-term investments of $844.9 million, capital expenditures of $90.6 million to support the growth and expansion of our cloud platform and $25.3 million, net of cash acquired for business acquisitions.
Net cash used in investing activities during fiscal 2021 of $109.7 million was primarily attributable to the purchases of short-term investments of $815.5 million, capital expenditures of $58.3 million to support the growth of our cloud platform, $40.5 million, net of cash acquired for business acquisitions and expenditures on strategic investments of $3.1 million. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $807.7 million.

Financing Activities
Net cash provided by financing activities of $46.0 million during fiscal 2023 was primarily attributable to $42.3 million in proceeds from issuance of common stock under the ESPP and $3.9 million in proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our convertible senior notes, real estate arrangements, co-location and bandwidth arrangements and non-cancelable purchase obligations. For additional information, Refer to Note 10, Convertible Senior Notes, Note 11, Operating Leases and Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. While our significant accounting policies are more fully described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies have the most significant impact on the consolidated financial statements.

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
Costs to Obtain and Fulfill a Contract
We capitalize sales commissions and associated payroll taxes paid to sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
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
Interest Rate Risk
As of July 31, 2023, we had cash, cash equivalents and short-term investments totaling $2,100.2 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2023, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $9.7 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
We also use interest rate swaps to economically convert certain of our fixed interest rate Notes to floating interest rates, in order to match the floating rate nature of a portion of our cash, cash equivalents, and short-term investments. These interest rate swaps are designated as fair value hedges, and changes in fair value of the interest rate swaps offset the changes in fair market value of the Notes due to benchmark interest rate movements. Gains or losses related to our fair value hedges are included within interest expense in the consolidated statement of operations in the period of change together with the offsetting loss or gain on the hedged item attributed to risk being hedged.

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
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. Through July 31, 2022, we carried the Notes at face value less unamortized debt discount and debt issuance costs on our consolidated balance sheet. Effective August 1,2022, upon adoption of ASU 2020-06, we carry the Notes at face value less debt issuance costs on our consolidated balance sheet. For further information refer to Note 1, Business and Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 10, Convertible Senior Notes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Japanese Yen, Canadian Dollar and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the consolidated financial statements for fiscal 2023, fiscal 2022 and fiscal 2021.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible senior notes as of August 1, 2022.
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
Revenue recognition – Identifying and evaluating terms and conditions in contracts
As described in Note 1 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the fiscal year ended July 31, 2023, the Company’s revenue was $1,617.0 million.
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
September 14, 2023

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,262,206	$1,013,210
Short-term investments	838,026	718,129
Accounts receivable, net	582,636	399,745
Deferred contract acquisition costs	115,827	86,210
Prepaid expenses and other current assets	91,619	39,353
Total current assets	2,890,314	2,256,647
Property and equipment, net	242,355	160,633
Operating lease right-of-use assets	70,671	72,357
Deferred contract acquisition costs, noncurrent	259,407	210,792
Acquired intangible assets, net	25,859	31,819
Goodwill	89,192	78,547
Other noncurrent assets	30,519	21,870
Total assets	$3,608,317	$2,832,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,481	$26,154
Accrued expenses and other current liabilities	64,975	46,496
Accrued compensation	136,800	111,948
Deferred revenue	1,281,143	923,749
Operating lease liabilities	34,469	26,100
Total current liabilities	1,535,868	1,134,447
Convertible senior notes, net	1,134,159	968,674
Deferred revenue, noncurrent	158,533	97,374
Operating lease liabilities, noncurrent	41,917	50,948
Other noncurrent liabilities	12,728	7,922
Total liabilities	2,883,205	2,259,365
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2023 and 2022, respectively; no shares issued and outstanding as of July 31, 2023 and 2022	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2023 and 2022, respectively; 147,169 and 143,038 shares issued and outstanding as of July 31, 2023 and 2022, respectively	147	143
Additional paid-in capital	1,816,915	1,590,885
Accumulated other comprehensive loss	(1,576)	(25,850)
Accumulated deficit	(1,090,374)	(991,878)
Total stockholders’ equity	725,112	573,300
Total liabilities and stockholders’ equity	$3,608,317	$2,832,665

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2023	2022	2021
Revenue	$1,616,952	$1,090,946	$673,100
Cost of revenue	362,832	242,282	150,317
Gross profit	1,254,120	848,664	522,783
Operating expenses:
Sales and marketing	953,864	735,219	459,407
Research and development	349,735	289,139	174,653
General and administrative	177,544	151,735	96,535
Restructuring and other charges	7,600	—	—
Total operating expenses	1,488,743	1,176,093	730,595
Loss from operations	(234,623)	(327,429)	(207,812)
Interest income	60,462	4,586	2,812
Interest expense	(6,541)	(56,579)	(53,364)
Other income (expense), net	(1,862)	(4,208)	1,186
Loss before income taxes	(182,564)	(383,630)	(257,178)
Provision for income taxes	19,771	6,648	4,851
Net loss	$(202,335)	$(390,278)	$(262,029)
Net loss per share, basic and diluted	$(1.40)	$(2.77)	$(1.93)
Weighted-average shares used in computing net loss per share, basic and diluted	144,942	140,895	135,654

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2023	2022	2021
Net loss	$(202,335)	$(390,278)	$(262,029)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	1,592	(12,083)	(486)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	11,103	(20,130)	(228)
Net realized losses (gains) reclassified into net loss	11,579	7,013	(399)
Net change on cash flow hedges	22,682	(13,117)	(627)
Other comprehensive income (loss)	24,274	(25,200)	(1,113)
Comprehensive loss	$(178,061)	$(415,478)	$(263,142)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	132,817	$133	$823,804	$463	$(339,571)	$484,829
Issuance of common stock upon exercise of stock options	2,466	3	18,218	—	—	18,221
Issuance of common stock under the employee stock purchase plan	338	—	25,704	—	—	25,704
Vesting of restricted stock units and other stock issuances	3,041	3	(3)			—
Vesting of early exercised stock options	—	—	93	—	—	93
Stock-based compensation	—	—	263,190	—	—	263,190
Other comprehensive loss	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	(262,029)	(262,029)
Balance as of July 31, 2021	138,662	139	1,131,006	(650)	(601,600)	528,895
Issuance of common stock upon exercise of stock options	905	—	6,943	—	—	6,943
Issuance of common stock under the employee stock purchase plan	319	—	34,649	—	—	34,649
Vesting of restricted stock units and other stock issuances	3,152	4	1,699	—	—	1,703
Stock-based compensation	—	—	416,588	—	—	416,588
Other comprehensive loss	—	—	—	(25,200)	—	(25,200)
Net loss	—	—	—	—	(390,278)	(390,278)
Balance as of July 31, 2022	143,038	143	1,590,885	(25,850)	(991,878)	573,300
Cumulative effect adjustment from adoption of ASU 2020-06 (Note 1)	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	451	—	3,944	—	—	3,944
Issuance of common stock under the employee stock purchase plan	425	—	42,263	—	—	42,263
Vesting of restricted stock units and other stock issuances	3,255	4	(4)	—	—	—
Stock-based compensation	—	—	453,565	—	—	453,565
Other comprehensive income	—	—	—	24,274	—	24,274
Net loss	—	—	—	—	(202,335)	(202,335)
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net loss	$(202,335)	$(390,278)	$(262,029)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	55,756	40,456	29,663
Amortization expense of acquired intangible assets	11,060	9,010	6,795
Amortization of deferred contract acquisition costs	98,718	68,531	40,558
Amortization of debt discount and issuance costs	3,894	55,141	51,923
Non-cash operating lease costs	32,212	25,626	20,995
Stock-based compensation expense	444,834	409,562	258,535
Amortization (accretion) of investments purchased at a premium (discount)	(6,582)	6,580	11,715
Unrealized (gains) losses on hedging transactions	(3,319)	1,499	209
Deferred income taxes	352	(562)	(2,406)
Impairment of assets	—	—	416
Other	(820)	(1,104)	98
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	(183,858)	(143,336)	(111,605)
Deferred contract acquisition costs	(176,950)	(158,503)	(137,673)
Prepaid expenses, other current and noncurrent assets	(39,922)	(10,287)	(3,388)
Accounts payable	(8,416)	14,358	7,451
Accrued expenses, other current and noncurrent liabilities	26,814	13,377	6,532
Accrued compensation	24,538	18,326	43,877
Deferred revenue	418,564	391,179	262,425
Operating lease liabilities	(32,197)	(27,663)	(22,051)
Net cash provided by operating activities	462,343	321,912	202,040
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(97,197)	(69,296)	(48,165)
Capitalized internal-use software	(31,527)	(21,284)	(10,132)
Payments for business acquisitions, net of cash acquired	(15,643)	(25,287)	(40,530)
Purchase of strategic investments	(3,206)	—	(3,077)
Purchases of short-term investments	(1,064,143)	(844,944)	(815,480)
Proceeds from maturities of short-term investments	901,849	1,334,874	785,217
Proceeds from sale of short-term investments	50,530	—	22,499
Net cash provided by (used in) investing activities	(259,337)	374,063	(109,668)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,944	6,943	18,221
Proceeds from issuance of common stock under the employee stock purchase plan	42,263	34,649	25,704
Payment of deferred consideration related to business acquisitions	(215)	(250)	(2,250)
Other	(2)	(5)	—
Net cash provided by financing activities	45,990	41,337	41,675
Net increase in cash and cash equivalents	248,996	737,312	134,047
Cash and cash equivalents at beginning of period	1,013,210	275,898	141,851
Cash and cash equivalents at end of period	$1,262,206	$1,013,210	$275,898

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended July 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$14,940	$5,606	$4,144
Cash paid for interest expense	$1,438	$1,438	$1,462
Non-Cash Activities
Net change in purchased equipment included in accounts payable and accrued expenses	$1,588	$(997)	$14
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$29,129	$51,962	$27,627
Vesting of early exercised common stock options	$—	$—	$93

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
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2023, for example, refer to our fiscal year ended July 31, 2023.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of convertible senior notes and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the consolidated financial statements.
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
Strategic Investments
Our strategic investments consist of non-marketable equity investments of privately held companies. Investments in non-marketable equity investments of privately held companies without readily determinable fair values are measured using the measurement alternative, as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. The carrying amount of non-marketable equity investments is adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer and by impairments when events or circumstances indicate a decline in value has occurred. Non-marketable equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. Our strategic investments are included within other noncurrent assets in the consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
Fair Value of Financial Instruments
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative instruments and convertible senior notes. Cash equivalents and short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. Assets recorded at fair value on a recurring basis in the consolidated balance sheets, consisting of cash equivalents and short-term investments, are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values. Through July 31, 2022, we carried the convertible senior notes at the initially allocated liability value less unamortized debt discount and issuance costs on our consolidated balance sheet. Effective August 1, 2022, upon adoption of ASU 2020-06, we carry the convertible senior notes at face value less debt issuance costs on our consolidated balance sheet. For further information, refer to Convertible Senior Notes section in this Note 1, Business and Summary of Significant Accounting Policies. The fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only.

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
Capitalized Internal-Use Software
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2023, fiscal 2022 and fiscal 2021 was $48.6 million, $32.7 million and $16.5 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2023, fiscal 2022 and fiscal 2021 was $24.2 million, $13.0 million and $5.9 million, respectively.
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

Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. In fiscal 2023 and 2022, there were no asset impairments. In fiscal 2021, we recognized asset impairments of $0.4 million in general and administrative expenses in the consolidated statement of operations related primarily to the abandonment of a leased facility and relocation of our corporate headquarters.
Restructuring and Other Charges
Restructuring and other charges occur when we commit to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely and employees who are impacted have been notified of the pending involuntary termination. A restructuring plan generally includes significant actions involving employee-related severance charges, employee-related benefits, stock-based compensation expense related to the modification of equity incentive awards and other charges associated with the restructuring (the "restructuring charges"). Restructuring charges are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated. Restructuring charges are recorded within restructuring and other charges in the consolidated statement of operations. The restructuring liability accrued but not paid at the end of the reporting period is included within accrued compensation in the consolidated balance sheets.

Derivative Instruments
We enter into foreign currency forward contracts, a portion of which we designate as cash flow hedges, in order to manage the volatility of cash flows that relate to our cost of revenues and operating expenses denominated in foreign currencies.
We also use interest rate swaps to economically convert a certain tranche of our fixed interest rate convertible senior notes to floating interest rates, in order to match the floating rate nature of a portion of our cash, cash equivalents, and short-term investments. These interest rate swaps are designated as fair value hedges, and changes in fair value of the interest rate swaps offset the changes in fair market value of the convertible senior notes due to benchmark interest rate movements. Gains or losses related to our fair value hedges are included within interest expense in the consolidated statement of operations in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. We measure hedge effectiveness of the interest rate swaps using regression analysis at inception and periodically thereafter.

Gains or losses related to our cash flow hedges are recorded as a component of AOCI in the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within the financial statement line item associated with the underlying hedged transaction. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
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
Convertible Senior Notes
We adopted Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") as of August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method.
Prior to the adoption of ASU 2020-06, in accounting for the issuance of the convertible senior notes, the convertible senior notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the convertible senior notes as a whole. This difference represents the debt discount that was amortized to interest expense over the respective terms of the convertible senior notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and was not remeasured as long as it continued to meet the conditions for equity classification.
In accounting for the related debt issuance costs, we allocated the total amount incurred to the liability and equity components of the convertible senior notes based on their relative values. Issuance costs attributable to the liability component were being amortized to interest expense over the contractual term of the convertible senior notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
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
Upon adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our convertible senior notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expenses in the consolidated statements of operations as incurred. We recognized advertising expense of $24.0 million, $22.1 million and $11.8 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
Diluted earnings per share adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist primarily of stock options, share purchase rights under the employee stock purchase plan, unvested restricted stock units ("RSUs"), unvested performance stock awards ("PSAs"), unvested common stock and shares related to convertible senior notes. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share, as their effect is antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.
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
In June 2020, the FASB issued ASU No. 2020-06. This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. For further information, refer to Convertible Senior Notes section in this Note 1, Business and Summary of Significant Accounting Policies.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2023		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$808,527	50%	$536,924	49%	$329,299	49%
Europe, Middle East and Africa (*)	515,136	32	370,035	34	253,138	38
Asia Pacific	241,250	15	155,460	14	76,105	11
Other	52,039	3	28,527	3	14,558	2
Total	$1,616,952	100%	$1,090,946	100%	$673,100	100%
_____
(*) Revenue from the United Kingdom represented 10% of our revenue in fiscal 2021. Revenue from the United Kingdom represented less than 10% of our revenue in fiscal 2022 and fiscal 2023.
The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2023		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$1,488,379	92%	$1,016,747	93%	$632,416	94%
Direct customers	128,573	8	74,199	7	40,684	6
Total	$1,616,952	100%	$1,090,946	100%	$673,100	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of July 31, 2023 and July 31, 2022 was $1,439.7 million and $1,021.1 million, respectively. In fiscal 2023, fiscal 2022 and fiscal 2021 we recognized revenue of $919.9 million, $570.3 million and $335.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,513.6 million. We expect to recognize 49% of the transaction price over the next 12 months and 95% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
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
The activity of the deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$297,002	$207,030	$109,915
Capitalization of contract acquisition costs	176,950	158,503	137,673
Amortization of deferred contract acquisition costs	(98,718)	(68,531)	(40,558)
Ending balance	$375,234	$297,002	$207,030

The outstanding balance of the deferred contract acquisition costs consisted of the following:

	July 31,
	2023	2022

	(in thousands)
Deferred contract acquisition costs, current	$115,827	$86,210
Deferred contract acquisition costs, noncurrent	259,407	210,792
Total deferred contract acquisition costs	$375,234	$297,002
Sales commissions accrued but not paid as of July 31, 2023 and 2022, totaled $48.0 million and $47.2 million, respectively, which are included within accrued compensation in the consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$768,003	$—	$—	$768,003
U.S. treasury securities	157,250	—	(30)	157,220
U.S. government agency securities	166,671	—	(35)	166,636
Corporate debt securities	38,800	—	—	38,800
Total cash equivalents	$1,130,724	$—	$(65)	$1,130,659

Short-term investments:
U.S. treasury securities	$175,451	$—	$(1,875)	$173,576
U.S. government agency securities	266,392	2	(4,299)	262,095
Corporate debt securities	406,517	49	(4,211)	402,355
Total short-term investments	$848,360	$51	$(10,385)	$838,026

Total cash equivalents and short-term investments	$1,979,084	$51	$(10,450)	$1,968,685
Cash equivalents and short-term investments consisted of the following as of July 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$247,613	$—	$—	$247,613
U.S. treasury securities	202,778	—	(70)	202,708
U.S. government agency securities	135,525	2	(38)	135,489
Corporate debt securities	106,272	—	—	106,272
Total cash equivalents	$692,188	$2	$(108)	$692,082

Short-term investments:
U.S. treasury securities	$96,089	$10	$(251)	$95,848
U.S. government agency securities	339,957	6	(6,628)	333,335
Corporate debt securities	293,968	—	(5,022)	288,946
Total short-term investments	$730,014	$16	$(11,901)	$718,129

Total cash equivalents and short-term investments	$1,422,202	$18	$(12,009)	$1,410,211

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2023:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$409,026	$406,681
Due between one to three years	439,334	431,345
Total	$848,360	$838,026
Short-term investments that were in an unrealized loss position as of July 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,576	$(1,875)	$—	$—	$173,576	$(1,875)
U.S. government agency securities	119,558	(292)	131,530	(4,007)	251,088	(4,299)
Corporate debt securities	232,504	(2,034)	82,599	(2,177)	315,103	(4,211)
Total	$525,638	$(4,201)	$214,129	$(6,184)	$739,767	$(10,385)

Short-term investments that were in an unrealized loss position as of July 31, 2022 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$80,833	$(251)	$—	$—	$80,833	$(251)
U.S. government agency securities	230,670	(5,150)	50,134	(1,478)	280,804	(6,628)
Corporate debt securities	155,968	(3,947)	71,127	(1,075)	227,095	(5,022)
Total	$467,471	$(9,348)	$121,261	$(2,553)	$588,732	$(11,901)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2023 and 2022.
As of July 31, 2023 and 2022, we recorded $7.2 million and $1.3 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the consolidated balance sheets.
Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are primarily accounted for under the cost method as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. As of July 31, 2023 and 2022, the carrying amount of our strategic investments was $7.8 million and $5.1 million, respectively, and is included within other noncurrent assets in the consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of July 31, 2023:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$768,003	$768,003	$—	$—
U.S. treasury securities	157,220	—	157,220	—
U.S. government agency securities	166,636	—	166,636	—
Corporate debt securities	38,800	—	38,800	—
Total cash equivalents	$1,130,659	$768,003	$362,656	$—

Short-term investments:
U.S. treasury securities	$173,576	$—	$173,576	$—
U.S. government agency securities	262,095	—	262,095	—
Corporate debt securities	402,355	—	402,355	—
Total short-term investments	$838,026	$—	$838,026	$—

Total cash equivalents and short-term investments	$1,968,685	$768,003	$1,200,682	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$12,581	$—	$12,581	$—
Foreign currency contracts assets-noncurrent (2)	$2,264	$—	$2,264	$—
Foreign currency contracts liabilities-current (3)	$1,452	$—	$1,452	$—
Foreign currency contracts liabilities-noncurrent (4)	$669	$—	$669	$—
Interest rate contracts liabilities-current (3)	$6,439	$—	$6,439	$—
Interest rate contracts liabilities-noncurrent (4)	$1,588	$—	$1,588	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,061	$—	$2,061	$—
Foreign currency contracts liabilities-current (3)	$465	$—	$465	$—

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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2023 and 2022.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2023	2022

		(in thousands)
Hosting equipment	3 - 4 years	$280,851	$191,037
Capitalized internal-use software	3 years	120,877	72,267
Computers and equipment	3 - 5 years	7,107	6,774
Purchased software	3 years	1,311	1,311
Furniture and fixtures	5 years	1,025	1,022
Leasehold improvements	Shorter of useful life or lease term	7,608	7,339
Total property and equipment, gross		418,779	279,750
Less: Accumulated depreciation and amortization		(176,424)	(119,117)
Total property and equipment, net		$242,355	$160,633
Purchased intangible assets consist of internet protocol (IP) addresses, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2023, their historical cost and accumulated amortization was $8.6 million and $1.6 million, respectively. As of July 31, 2022, their historical cost and accumulated amortization was $6.4 million and $0.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $55.8 million, $40.5 million and $29.7 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $8.4 million, $4.5 million and $1.6 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Note 6. Business Combinations
Canonic Security Technologies Ltd.

On February 20, 2023, we completed the acquisition of Canonic Security Technologies Ltd. ("Canonic"), an early-stage technology company incorporated in Israel. We plan to integrate this company's technology into our cloud platform. Pursuant to the terms of the purchase agreement, the aggregate purchase price consideration was approximately $16.5 million in cash. Additionally, certain Canonic employees who became our employees are entitled to receive deferred merger consideration payable in the form of shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. In connection with this acquisition, we completed a valuation of the acquired identifiable assets as of February 20, 2023. The allocation of the purchase price consideration resulted in the recognition of $10.6 million of goodwill and $5.1 million of developed technology. The acquired developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Both goodwill and acquired developed technology are not deductible for income tax purposes. The acquisition related transaction costs were not material and recorded within general and administrative expenses in fiscal 2023. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a net deferred tax asset for approximately $0.8 million, generated primarily from a deferred tax asset from net operating losses netted with the deferred tax liability from the difference between the tax basis and fair value of the acquired developed technology, which decreased goodwill by the same amount.

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

ShiftRight, Inc.
On June 17, 2022, we completed the acquisition of ShiftRight, Inc. (“ShiftRight”), an early-stage technology company incorporated in the United States. We have integrated this company’s technology into our cloud platform. Pursuant to the terms of the purchase agreement, the aggregate purchase price was approximately $25.6 million in cash. Additionally, certain of ShiftRight's employees who became our employees are entitled to receive deferred merger consideration payable in the form of shares of our authorized common stock and restricted stock units. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. In connection with this acquisition, we completed a valuation of the acquired intangible assets as of June 17, 2022. The purchase price allocation resulted in the recognition of $18.7 million of goodwill and $7.1 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.7 million of acquisition related costs, which were recorded as general and administrative expenses in fiscal 2022.
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
Other Business Combinations
In November 2021, we completed a business acquisition for a total purchase price consideration of $2.1 million, consisting of $0.4 million paid in cash at closing and the issuance of shares of our common stock with an aggregate fair value of $1.7 million at closing. Additionally, certain former employees of the acquired company who became our employees are entitled to receive additional consideration in the form of shares of our common stock subject to future employment services. These awards are recognized as stock-based compensation expense during the post-combination period. Based on the valuation of the acquired intangible assets, the allocation of the purchase price consideration resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology is amortized over its economic useful life of 5.0 years. Goodwill is not expected to be deductible for income tax purposes.
The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability for approximately $0.4 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount. As we had a full valuation allowance as of July 31, 2022, we recorded an income tax benefit as a result of the reduction of the valuation allowance due to the establishment of the deferred tax liability in the consolidated statement of operations in fiscal 2022.
Pro Forma Financial Information
The pro forma financial information from the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2022	$78,547
Goodwill acquired	10,645
Balance as of July 31, 2023	$89,192
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business combinations and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During fiscal 2023, in connection with the acquisition of Canonic, we acquired developed technology with a fair value of $5.1 million with an estimated useful life of 5.0 years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for July 31, 2023 and 2022, consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2022	Additions	July 31, 2023	July 31, 2022	Amortization Expense	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2023

	(in thousands)								(years)
Developed technology	$48,356	$5,100	$53,456	$(18,972)	$(10,287)	$(29,259)	$29,384	$24,197	3.0
Customer relationships	3,560	—	3,560	(1,125)	(773)	(1,898)	2,435	1,662	2.3
Total	$51,916	$5,100	$57,016	$(20,097)	$(11,060)	$(31,157)	$31,819	$25,859	3.0
As of July 31, 2022, the weighted-average remaining useful life for developed technology and customer relationships was 3.6 years and 3.5 years, respectively.
Amortization expense of acquired intangible assets was $11.1 million, $9.0 million and $6.8 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the consolidated statements of operations.

Future amortization expense of acquired intangible assets as of July 31, 2023 consisted of the following:

Amount
(in thousands)
Year ending July 31,
2024	$11,320
2025	6,265
2026	5,252
2027	2,428
Thereafter	594
Total	$25,859
Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective for all periods presented.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other income (expense), net in the consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for all periods presented.
As of July 31, 2023 and July 31, 2022, the total notional amount of our outstanding designated foreign currency forward contracts was $457.6 million and $293.4 million, respectively and for our outstanding non-designated foreign currency forward contracts was $182.9 million and $126.4 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. As of July 31, 2023, an estimated $10.2 million of the unrealized losses related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the consolidated balance sheet as of July 31, 2023 and July 31, 2022.
During all periods presented, changes in the fair value of our non-designated derivative instruments recorded within other income (expense), net within the consolidated statement of operations were not material.
During the fiscal 2023 and fiscal 2022, we recognized a gain of $11.1 million and a loss of $20.1 million, respectively, in AOCI related to our cash flow hedges. The gains and losses related to our cash flow hedges that were recognized in AOCI for fiscal 2021 was not material.

The following table presents information about losses related to our cash flow hedges reclassified from AOCI into the consolidated statement of operations for fiscal 2023 and fiscal 2022:

	Year ended July 31 (1)
	2023	2022

	(in thousands)
Classification:
Cost of revenue	$1,835	$617
Sales and marketing	7,670	520
Research and development	1,506	284
General and administrative	568	5,592
Total	$11,579	$7,013
(1) The gains and losses related to our cash flow hedges reclassified from AOCI into the consolidated statement of operations for fiscal 2021 was not material.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2023 and July 31, 2022. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts

During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of July 31, 2023, the carrying amount of the hedged convertible senior notes was $496.4 million and the total notional amount of our outstanding interest rate swaps was $500.0 million. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of July 31, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of hedged liabilities was $8.3 million.

The following table presents the effect of derivative instruments designated as fair value hedges included within interest expense in the statement of operations, for fiscal 2023:

Gains (Losses)

(in thousands)
Interest rate swaps:
Hedged items	$8,306
Derivatives designated as hedging instruments	(8,028)
Total	$278

Note 9. Restructuring and Other Charges
On March 1, 2023, we announced a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles, and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%.
During fiscal 2023, we incurred $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges and $1.0 million of stock-based compensation expense related to modified equity incentive awards. These charges were recorded within restructuring and other charges in the consolidated statements of operations. As of July 31, 2023, the restructuring was substantially completed subject to liability accrued but not paid totaling $1.0 million, which is included within accrued compensation in the consolidated balance sheets.

The following table presents the activity of the restructuring liability for fiscal 2023:

Restructuring Liability

(in thousands)
Balance as of July 31, 2022	$—
Charges, excluding stock-based compensation expense	6,565
Payments	(5,520)
Balance as of July 31, 2023	$1,045

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
During the three months ended July 31, 2023, the conditions allowing holders of the Notes to convert were not met. Since we have the election of repaying the Notes in cash, shares of our common stock, or a combination of both, we have classified the Notes as a noncurrent liability in the consolidated balance sheet as of July 31, 2023 and July 31, 2022. Conversion notices received in fiscal 2022 were not material. No conversion notices were received in fiscal 2023 and fiscal 2021.
Prior to July 5, 2023, we were not permitted to redeem the Notes. On and subsequent to July 5, 2023, and prior to the 21st scheduled trading day immediately preceding the maturity date, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we redeem less than all the outstanding Notes, and only Notes called for redemption may be converted in connection with such partial redemption, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to such partial redemption as of the relevant redemption notice date.
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
Upon adoption of ASU 2020-06 as of August 1, 2022, we accounted for our Notes as a single unit of debt and no longer records the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies.
During the fiscal 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the liability component of the Notes consisted of the following:

	July 31,
	2023	2022
	(in thousands)

Principal amount	$1,149,993	$1,149,995
Less:
Unamortized debt discount (1)	—	172,169
Unamortized debt issuance costs (1)	7,528	9,152
Hedge accounting fair value adjustments	8,306	—
Total	$1,134,159	$968,674
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
The following table sets forth total interest expense recognized related to the Notes:

	Year Ended July 31,
	2023	2022	2021
	(in thousands)

Contractual interest expense	$1,439	$1,438	$1,441
Amortization of debt discount (1)	—	52,358	49,302
Amortization of debt issuance costs (1)	3,894	2,783	2,621
Total	$5,333	$56,579	$53,364
(1) The decrease in total interest expense for the fiscal 2023, was due to the derecognition of unamortized debt discount partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of adoption of ASU 2020-06, as described in Note 1, Business and Summary of Significant Accounting Policies.

The total fair value of the Notes was $1,411.4 million and $1,418.5 million as of July 31, 2023 and 2022, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of July 31, 2023 and 2022 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
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
Note 11. Operating Leases
The following is a summary of our operating lease costs:

	Year Ended July 31,
	2023			2022			2021
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease, including imputed interest	$7,858	$24,677	$32,535	$6,347	$19,356	$25,703	$6,442	$14,504	$20,946
Short-term lease cost	4,314	5,688	10,002	2,826	1,889	4,715	1,527	694	2,221
Variable lease cost	6,992	4,956	11,948	3,163	4,480	7,643	3,192	3,244	6,436
Sublease income	—	—	—	—	—	—	(199)	—	(199)
Total operating lease costs	$19,164	$35,321	$54,485	$12,336	$25,725	$38,061	$10,962	$18,442	$29,404
Weighted-average remaining lease term (in years)	3.0	2.0		3.7	2.7		4.7	1.9
Weighted-average discount rate	4.5%	3.2%		4.1%	2.2%		4.4%	2.3%

The following table presents information about our leases in the consolidated balance sheets:

	July 31,
	2023			2022
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$18,493	$52,178	$70,671	$18,530	$53,827	$72,357
Operating lease liabilities, current	$6,777	$27,692	$34,469	$6,073	$20,027	$26,100
Operating lease liabilities, noncurrent	$14,875	$27,042	$41,917	$16,571	$34,377	$50,948
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $32.2 million, $27.7 million and $22.1 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Maturities of operating lease liabilities consisted of the following as of July 31, 2023:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2024	$7,604	$28,952	$36,556
2025	7,530	23,915	31,445
2026	6,928	3,645	10,573
2027	1,120	—	1,120
Total future minimum lease payments	23,182	56,512	79,694
Less: Imputed interest	1,530	1,778	3,308
Total	$21,652	$54,734	$76,386
As of July 31, 2023, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $16.7 million, which are excluded from the above table. These operating leases will commence between August 2023 and November 2026 with lease terms ranging from 1.9 years to 3.0 years.

Note 12. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of July 31, 2023 and 2022, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $94.6 million and $126.8 million, respectively.

The maturities of non-cancelable purchase obligations with a term of 12 months or longer consisted of the following as of July 31, 2023:

Amount
Year ending July 31,	(in thousands)
2024	$21,956
2025	32,198
2026	24,675
2027	15,745
Total	$94,574
Other Commitments
As of July 31, 2023 and 2022, we had outstanding irrevocable standby unsecured letters of credits and a guarantee for an aggregate value of $2.1 million with a bank, which serve as security under certain real estate leases included in Note 11, Operating Leases.
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

Note 13. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2023
(in thousands)
Equity awards outstanding:
Stock options	1,267
Unvested restricted stock units	8,339
Committed unvested performance stock awards, based on the target number of shares	377
Unvested performance stock awards	1,012
Share purchase rights committed under the employee stock purchase plan	1,119
Equity awards available for future grants:
Equity incentive plans	27,921
Employee stock purchase plan	4,666
Stock reserved for settlement of the Notes	7,626
Total	52,327

Note 14. Stock-Based Compensation
Equity Incentive Plan
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
As of July 31, 2023, a total of 45.8 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 27.9 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The activity of stock options for fiscal 2023 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2022	1,673	$11.81	2.5	$240,286
Granted	50	$152.99
Exercised	(451)	$8.65		$56,459
Canceled, forfeited or expired	(5)	$7.80
Balance as of July 31, 2023	1,267	$18.54	2.1	$179,678
Exercisable and expected to vest as of July 31, 2022	1,501	$10.78	2.4	$216,539
Exercisable and expected to vest as of July 31, 2023	1,210	$12.82	1.8	$178,616
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for fiscal 2023, fiscal 2022 and fiscal 2021 was $56.5 million, $230.1 million and $421.8 million, respectively. The weighted-average grant-date fair value per share of stock-options granted in fiscal 2023 was $152.99.

We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31(1)
2023
Expected term (in years)	6.1
Expected stock price volatility	58.2%
Risk-free interest rate	3.9%
Dividend yield	0.0%
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
As of July 31, 2023, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. Accordingly, such awards are not considered granted for accounting purposes as of July 31, 2023 and have been excluded from the below table.
The activity of RSUs and PSAs consisted of the following for fiscal 2023:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2022	7,388	$157.17	$1,145,526
Granted	6,531	$124.57
Vested	(3,179)	$139.43	$462,289
Canceled or forfeited	(1,389)	$160.38
Balance as of July 31, 2023	9,351	$139.95	$1,499,714
Employee Stock Purchase Plan
We adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP") in the third quarter of fiscal 2018. As of July 31, 2023, a total of 8.8 million shares of common stock have been reserved for issuance under the ESPP, out of which 4.7 million shares were available for grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. During fiscal 2023, fiscal 2022 and fiscal 2021, employees purchased approximately 0.4 million, 0.3 million and 0.3 million shares of common stock, respectively, under the ESPP at an average purchase price of $99.59, $108.61 and $75.92, respectively, with proceeds of $42.3 million, $34.6 million and $25.7 million, respectively.
ESPP employee payroll contributions accrued as of July 31, 2023 and 2022, was $7.4 million and $4.7 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
In December 2022, certain outstanding ESPP offering periods were reset and automatically rolled over into a new ESPP offering period that started on December 15, 2022. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $8.3 million, which has been recognized over the remaining term of the modified ESPP offering periods, ranging from approximately 6 months to 18 months.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended July 31,
	2023	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	58.1% - 75.9%	44.1% - 79.4%	46.2% - 67.4%
Risk-free interest rate	4.2% - 5.3%	0.1% - 3.2%	0.1% - 0.2%
Dividend yield	0.0%	0.0%	0.0%

Deferred Merger Consideration
In connection with certain business acquisitions, as further described in Note 6, Business Combinations, certain former employees of the acquired companies who became our employees are entitled to receive deferred merger consideration payable in shares of our common stock with an aggregate fair value of $3.8 million and $17.0 million for fiscal 2023 and fiscal 2022, respectively. The number of unvested shares of common stock issued in connection with these business acquisitions was not material. These awards are subject to future employment services and are recognized as stock-based compensation expense over the requisite service period within research and development expenses in the consolidated statements of operations. The related stock-based compensation expense was not material for any of the periods presented.
Departure of the President of the Company

In October 2022, our President, who led research and development activities, resigned from his position as President of the Company, but continues to serve as a member of our Board of Directors. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the consolidated statement of operations for the fiscal 2023.

Modification of Equity Incentive Awards

During the fiscal 2023, we modified the equity incentive awards of certain employees. In accordance with the accounting for the modification, we recognized stock-based compensation expense of $6.0 million in research and development expenses and $1.3 million in sales and marketing expenses in the consolidated statement of operations for the fiscal 2023. The stock-based compensation expense from modified equity incentive awards in fiscal 2022 and fiscal 2021 was not material.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$39,168	$23,847	$14,036
Sales and marketing	215,597	191,091	133,115
Research and development	117,915	118,299	67,803
General and administrative	71,118	76,325	43,581
Restructuring and other charges	1,036	—	—
Total	$444,834	$409,562	$258,535
As of July 31, 2023, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $1,184.8 million, which we expect to be amortized over a weighted-average period of 2.9 years.
During fiscal 2023, fiscal 2022 and fiscal 2021, we capitalized $17.2 million, $11.5 million and $6.3 million, respectively, of stock-based compensation associated with the development of software for internal-use.

Note 15. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2023	2022	2021

	(in thousands)
Domestic	$(228,715)	$(413,148)	$(275,189)
International	46,151	29,518	18,011
Loss before provision for income taxes	$(182,564)	$(383,630)	$(257,178)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2023	2022	2021

Current:	(in thousands)
Federal	$1,091	$—	$—
State	3,890	399	126
Foreign	14,438	6,996	7,104
Total current tax expense	19,419	7,395	7,230

Deferred:
Federal	—	(858)	(349)
State	—	(185)	(3)
Foreign	352	296	(2,027)
Total deferred tax benefit (expense)	352	(747)	(2,379)

Total provision for income taxes	$19,771	$6,648	$4,851
During fiscal 2023, fiscal 2022 and fiscal 2021, we recognized tax benefits on total stock-based compensation expense of $13.4 million, $1.4 million and $1.2 million, respectively, which are reflected within the provision for income taxes in the consolidated statements of operations.

The following table presents the reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year ended July 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	(2.1)	(0.1)	—
Impact of foreign rate differential	10.1	(0.4)	0.4
Stock-based compensation	(0.8)	17.6	43.9
U.S. tax credits	8.6	3.9	4.1
Change in valuation allowance	(34.1)	(43.6)	(70.6)
Withholding tax	(1.3)	(0.2)	(0.7)
Waived deductions under Section 59A	(11.8)	—	—
Other	(0.5)	0.1	—
Effective tax rate	(10.9)%	(1.7)%	(1.9)%
Our estimated effective tax rate for the periods presented differs from the U.S. statutory rate primarily due to a portion of our earnings which are taxed at different rates than the U.S. statutory rate, offset by waived deductions under Section 59A and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets.
During fiscal 2022, we recognized an income tax benefit of $1.0 million, as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of business combinations. During fiscal 2023 and fiscal 2021, we did not recognize income tax benefits from business combinations. Refer to Note 6, Business Combinations, for further information.

The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$401,261	$487,298
Deferred revenue	122,326	69,511
R&D capitalization	92,901	—
Tax credits carryovers	98,564	68,272
Other	75,598	58,141
Gross deferred tax assets	790,650	683,222
Less: Valuation allowance	(671,381)	(553,916)
Total deferred tax assets	$119,269	$129,306

Deferred tax liabilities:
Other	$(9,412)	$(6,319)
Deferred contract acquisition costs	(86,805)	(67,512)
Convertible senior notes	—	(39,515)
Operating lease right-of-use assets	(22,403)	(15,739)
Total deferred tax liabilities	$(118,620)	$(129,085)

Net deferred tax assets	$649	$221
As of July 31, 2023, we capitalized certain research and development costs which resulted in a deferred tax asset of $92.9 million to reflect the impact of a change in U.S tax law effective January 1, 2022 which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. This deferred tax asset associated with capitalized research and development costs is offset by a valuation allowance and future taxable temporary differences. Effective August 1, 2022, we adopted ASU 2020-06 which resulted in a reversal of the prior deferred tax liability of $39.5 million as part of the modified retrospective adoption of the standard. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

The following table presents the change in the valuation allowance:

	Year ended July 31,
	2023	2022	2021

	(in thousands)
Balance as of the beginning of the period	$553,916	$345,756	$130,236
Change during the period	117,465	208,160	215,520
Balance as of the end of the period	$671,381	$553,916	$345,756
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized as of July 31, 2023 and 2022. Accordingly, we have maintained a full valuation allowance against such deferred tax assets. Due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are more likely than not to be realized in the future and a full valuation allowance has been maintained as of July 31, 2023 and 2022.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against our deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $117.5 million, $208.2 million and $215.5 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The increase in the valuation allowance in fiscal 2023, fiscal 2022 and fiscal 2021 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2023, we have net operating loss carryforwards for U.S. federal income tax purposes of $1,619.0 million, which are available to offset future federal taxable income. These net operating losses will carry forward indefinitely. As of July 31, 2023, we have net operating loss carryforwards for state income tax purposes of $621.6 million. Beginning in 2024, $481.5 million of state net operating losses will begin to expire at different periods. The remaining $140.1 million of state net operating losses will carry forward indefinitely. As of July 31, 2023, we had foreign net operating loss carryforward of $71.6 million, all of which will be carried forward indefinitely.
As of July 31, 2023, we had federal and California research and development and other tax credit carryforwards of approximately $81.0 million and $53.2 million, respectively. If not utilized, the federal credit carryforwards will begin expiring at different periods beginning in 2038. The California credit will be carried forward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code, Sections 382. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss carryforwards but may limit the amount available in any given future period.

We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2023, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $40.7 million of gross unrecognized tax benefits as of July 31, 2023, of which 1.7 million would affect our effective tax rate if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. As of July 31, 2023, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of July 31, 2023 were insignificant.
The changes in our gross unrecognized tax benefits consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2021	$18,501
Gross increase for tax positions of prior fiscal years	1,129
Gross increase for tax positions of current fiscal years	10,069
Balance as of July 31, 2022	29,699
Gross increase for tax positions of prior fiscal years	1,653
Gross increase for tax positions of current fiscal year	9,337
Balance as of July 31, 2023	$40,689

Note 16. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our stock options, share purchase rights under the employee stock purchase plan, unvested RSUs, unvested PSAs, unvested common stock and shares related to the Notes are considered to be potential common stock equivalents.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended July 31,
	2023	2022	2021

	(in thousands, except per share data)
Net loss	$(202,335)	$(390,278)	$(262,029)
Weighted-average shares used in computing net loss per share, basic and diluted	144,942	140,895	135,654
Net loss per share, basic and diluted	$(1.40)	$(2.77)	$(1.93)
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

Upon the adoption of ASU 2020-06 on August 1, 2022, we calculated the potential dilutive effect of the Notes under the if-converted method. Under this method, diluted earnings per share are determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the reporting period.

In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of July 31, 2023.

The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	July 31,
	2023	2022	2021

	(in thousands)
Unvested RSUs and shares of common stock	8,442	6,769	7,440
Stock options	1,267	1,673	2,597
Unvested PSAs (1)	1,012	832	562
Share purchase rights under the ESPP	1,119	850	344
Notes (2)	7,626	7,626	7,626
Total	19,466	17,750	18,569
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2023, as they are not considered outstanding for accounting purposes. Refer to Note 14, Stock-Based Compensation, for further information.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2023 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through July 31, 2023, have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which will not be included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.
Note 17. Segment and Geographic Information
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
Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2023	2022

	(in thousands)
United States	$213,611	$155,625
Rest of the world	99,415	77,365
Total	$313,026	$232,990
Refer to Note 2, Revenue Recognition for information on revenue by geography.

Note 18. 401(k) Plan
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2023. The effectiveness of our internal control over financial reporting as of July 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 20, 2023, Robert Schlossman, the Company’s chief legal officer and secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 13,642 shares of our common stock and (ii) up to 100% of the shares of our common stock issued upon the settlement of 39,103 outstanding RSUs and PSUs, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 25, 2024, or earlier if all transactions under the trading arrangement are completed.
On June 21, 2023, two separate trusts affiliated with Amit Sinha, a member of the board of directors of the Company, each adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 46,000 shares of our common stock, for an aggregate total of 92,000 shares of our common stock. The trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of each of the trading arrangements is until September 20, 2024, or earlier if all transactions under the respective trading arrangement are completed.
On July 5, 2023, Karen Blasing, a member of the board of directors of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 73,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 5, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2023 annual meeting of stockholders (the "2022 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2023, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

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
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38413	3.1	March 2, 2023
4.1	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.2	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.3	Indenture, dated as of June 25, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38413	4.1	June 25, 2020
4.4	Form of Note, representing Registrant's 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-38413	4.1	June 25, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	10-K	001-38413	10.2	September 18, 2019
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.9+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.10+	Offer Letter between the Registrant and Dali Rajic, dated as of September 6, 2019.	10-Q	001-38413	10.1	December 8, 2020
10.11+	Offer Letter between the Registrant and Amit Sinha, dated as of October 18, 2010.	S-1	333-223072	10.12	February 16, 2018
10.12+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.13+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.14+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.15+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018

10.16	Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of June 30, 2015.	S-1	333-223072	10.18	February 16, 2018
10.17	First Amendment to Office Lease Agreement, by and between the Registrant and SRI Eleven Row LLC, dated as of October 30, 2015.	S-1	333-223072	10.19	February 16, 2018
10.18†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	June 25, 2020
10.20	Waiver agreement between the registrant and Amit Sinha, dated as of October 6, 2022.	10-Q	001-38413	10.1	December 7, 2022
21.1	Significant subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Zscaler, Inc.

September 14, 2023	/s/ Remo Canessa
Remo Canessa
Chief Financial Officer

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

Signature	Title	Date

/s/ Jagtar Chaudhry	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 14, 2023
Jagtar Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 14, 2023
Remo Canessa

/s/ Karen Blasing	Director	September 14, 2023
Karen Blasing

/s/ Andrew Brown	Director	September 14, 2023
Andrew Brown

/s/ Scott Darling	Director	September 14, 2023
Scott Darling

/s/ Charles Giancarlo	Director	September 14, 2023
Charles Giancarlo

/s/ Eileen Naughton	Director	September 14, 2023
Eileen Naughton

/s/ David Schneider	Director	September 14, 2023
David Schneider

/s/ Amit Sinha	Director	September 14, 2023
Amit Sinha