Form 10-Q
period 2023-10-31
Zscaler, Inc.
filed 2023-12-06
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2023, the number of shares of registrant’s common stock outstanding was 148,333,445.

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

•our expectations regarding settlement of the Notes (as defined in Note 9, Convertible Senior Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on September 14, 2023.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2023	July 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,361,723	$1,262,206
Short-term investments	962,681	838,026
Accounts receivable, net	366,843	582,636
Deferred contract acquisition costs	119,417	115,827
Prepaid expenses and other current assets	80,926	91,619
Total current assets	2,891,590	2,890,314
Property and equipment, net	265,592	242,355
Operating lease right-of-use assets	77,137	70,671
Deferred contract acquisition costs, noncurrent	253,386	259,407
Acquired intangible assets, net	25,623	25,859
Goodwill	92,415	89,192
Other noncurrent assets	29,841	30,519
Total assets	$3,635,584	$3,608,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,234	$18,481
Accrued expenses and other current liabilities	70,950	64,975
Accrued compensation	97,568	136,800
Deferred revenue	1,244,528	1,281,143
Operating lease liabilities	38,138	34,469
Total current liabilities	1,474,418	1,535,868
Convertible senior notes, net	1,134,026	1,134,159
Deferred revenue, noncurrent	155,016	158,533
Operating lease liabilities, noncurrent	43,606	41,917
Other noncurrent liabilities	20,993	12,728
Total liabilities	2,828,059	2,883,205
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2023 and July 31, 2023; 148,313 and 147,169 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	148	147
Additional paid-in capital	1,949,189	1,816,915
Accumulated other comprehensive loss	(17,955)	(1,576)
Accumulated deficit	(1,123,857)	(1,090,374)
Total stockholders’ equity	807,525	725,112
Total liabilities and stockholders’ equity	$3,635,584	$3,608,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2023	2022
Revenue	$496,703	$355,548
Cost of revenue	111,394	76,697
Gross profit	385,309	278,851
Operating expenses:
Sales and marketing	267,111	228,836
Research and development	113,539	74,946
General and administrative	50,716	44,156
Total operating expenses	431,366	347,938
Loss from operations	(46,057)	(69,087)
Interest income	25,942	7,865
Interest expense	(3,159)	(1,331)
Other expense, net	(1,212)	(863)
Loss before income taxes	(24,486)	(63,416)
Provision for income taxes	8,997	4,746
Net loss	$(33,483)	$(68,162)
Net loss per share, basic and diluted	$(0.23)	$(0.48)
Weighted-average shares used in computing net loss per share, basic and diluted	147,625	143,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2023	2022
Net loss	$(33,483)	$(68,162)
Available-for-sale securities:
Change in net unrealized losses on available-for-sale securities	(589)	(2,648)
Cash flow hedging instruments:
Change in net unrealized losses	(15,136)	(14,039)
Net realized losses (gains) reclassified into net loss	(654)	4,713
Net change on cash flow hedges	(15,790)	(9,326)
Other comprehensive loss	(16,379)	(11,974)
Comprehensive loss	$(49,862)	$(80,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	151	—	1,256	—	—	1,256
Vesting of restricted stock units and other stock issuances	993	1	(1)	—	—	—
Stock-based compensation	—	—	131,019	—	—	131,019
Other comprehensive loss	—	—	—	(16,379)	—	(16,379)
Net loss	—	—	—	—	(33,483)	(33,483)
Balance as of October 31, 2023	148,313	$148	$1,949,189	$(17,955)	$(1,123,857)	$807,525
Stockholders' equity activity for the three months ended October 31, 2022:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	109	—	982	—	—	982
Vesting of restricted stock units and other stock issuances	1,063	1	(1)	—	—	—
Stock-based compensation	—	—	107,028	—	—	107,028
Other comprehensive loss	—	—	—	(11,974)	—	(11,974)
Net loss	—	—	—	—	(68,162)	(68,162)
Balance as of October 31, 2022	144,210	$144	$1,425,156	$(37,824)	$(956,201)	$431,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(33,483)	$(68,162)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	13,962	11,876
Amortization expense of acquired intangible assets	3,036	2,552
Amortization of deferred contract acquisition costs	30,111	22,325
Amortization of debt issuance costs	977	972
Non-cash operating lease costs	9,903	7,108
Stock-based compensation expense	129,138	105,173
Accretion of investments purchased at a discount	(3,199)	(165)
Unrealized losses on hedging transactions	1,564	1,185
Deferred income taxes	(43)	65
Other	1,031	(937)
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	215,082	130,636
Deferred contract acquisition costs	(27,680)	(26,795)
Prepaid expenses, other current and noncurrent assets	1,349	(7,579)
Accounts payable	4,596	3,000
Accrued expenses, other current and noncurrent liabilities	4,859	3,627
Accrued compensation	(39,232)	(32,797)
Deferred revenue	(40,154)	(15,340)
Operating lease liabilities	(11,011)	(8,287)
Net cash provided by operating activities	260,806	128,457
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(28,659)	(25,202)
Capitalized internal-use software	(7,429)	(7,641)
Payments for business acquisitions, net of cash acquired	(4,377)	—
Purchase of strategic investments	—	(700)
Purchases of short-term investments	(375,929)	(210,255)
Proceeds from maturities of short-term investments	253,849	186,096
Net cash used in investing activities	(162,545)	(57,702)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	1,256	982
Other	—	(2)
Net cash provided by financing activities	1,256	980
Net increase in cash and cash equivalents	99,517	71,735
Cash and cash equivalents at beginning of period	1,262,206	1,013,210
Cash and cash equivalents at end of period	$1,361,723	$1,084,945
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$5,286	$3,003
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$15,617	$10,390
Net change in purchased equipment included in accounts payable and accrued expenses	$489	$1,592

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the "Fiscal 2023 Form 10-K"), as filed with the SEC on September 14, 2023.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2023 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2023, the condensed consolidated statements of operations for the three months ended October 31, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended October 31, 2023 and 2022 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2023 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2024 or for any other future fiscal year or interim period.

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
Due to uncertainty in the macroeconomic environment, including but not limited to the effects of inflation, and geopolitical events, there is ongoing disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
In August 2023, we completed an assessment of the useful lives of our servers and networking equipment, which resulted in an extension of their useful lives from four to five years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of these assets as of July 31, 2023, this change decreased depreciation expense by $3.1 million for the three months ended October 31, 2023.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2024, for example, refer to our fiscal year ending July 31, 2024.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2023.

Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the three months ended October 31, 2023 and 2022.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2023		2022
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$247,531	50%	$175,515	49%
Europe, Middle East and Africa	157,245	32%	116,993	33%
Asia Pacific	75,080	15%	52,270	15%
Other	16,847	3%	10,770	3%
Total	$496,703	100%	$355,548	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2023		2022
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$454,456	91%	$329,357	93%
Direct customers	42,247	9%	26,191	7%
Total	$496,703	100%	$355,548	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue in the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	October 31, 2023	July 31, 2023
Channel partner A	10%	*
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances, as of October 31, 2023 and July 31, 2023 was $1,399.5 million and $1,439.7 million, respectively. In the three months ended October 31, 2023 and 2022, we recognized revenue of $462.9 million and $329.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,487.4 million. We expect to recognize 51% of the transaction price over the next 12 months and 95% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Beginning balance	$375,234	$297,002
Capitalization of contract acquisition costs	27,680	26,795
Amortization of deferred contract acquisition costs	(30,111)	(22,325)
Ending balance	$372,803	$301,472
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	October 31, 2023	July 31, 2023

	(in thousands)
Deferred contract acquisition costs, current	$119,417	$115,827
Deferred contract acquisition costs, noncurrent	253,386	259,407
Total deferred contract acquisition costs	$372,803	$375,234
Sales commissions accrued but not paid as of October 31, 2023 and July 31, 2023, totaled $18.2 million and $48.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$899,921	$—	$—	$899,921
U.S. treasury securities	190,281	—	(14)	190,267
U.S. government agency securities	110,554	—	(15)	110,539
Corporate debt securities	22,665	—	—	22,665
Total cash equivalents	$1,223,421	$—	$(29)	$1,223,392

Short-term investments:
U.S. treasury securities	$184,061	$—	$(2,717)	$181,344
U.S. government agency securities	296,931	—	(2,965)	293,966
Corporate debt securities	492,648	2	(5,279)	487,371
Total short-term investments	$973,640	$2	$(10,961)	$962,681

Total cash equivalents and short-term investments	$2,197,061	$2	$(10,990)	$2,186,073
Cash equivalents and short-term investments consisted of the following as of July 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$768,003	$—	$—	$768,003
U.S. treasury securities	157,250	—	(30)	157,220
U.S. government agency securities	166,671	—	(35)	166,636
Corporate debt securities	38,800	—	—	38,800
Total cash equivalents	$1,130,724	$—	$(65)	$1,130,659

Short-term investments:
U.S. treasury securities	$175,451	$—	$(1,875)	$173,576
U.S. government agency securities	266,392	2	(4,299)	262,095
Corporate debt securities	406,517	49	(4,211)	402,355
Total short-term investments	$848,360	$51	$(10,385)	$838,026

Total cash equivalents and short-term investments	$1,979,084	$51	$(10,450)	$1,968,685

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2023:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$535,738	$532,490
Due between one to three years	437,902	430,191
Total	$973,640	$962,681
Short-term investments that were in an unrealized loss position as of October 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$181,343	$(2,717)	$—	$—	$181,343	$(2,717)
U.S. government agency securities	193,452	(455)	100,514	(2,510)	293,966	(2,965)
Corporate debt securities	314,180	(3,760)	64,495	(1,519)	378,675	(5,279)
Total	$688,975	$(6,932)	$165,009	$(4,029)	$853,984	$(10,961)
Short-term investments that were in an unrealized loss position as of July 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,576	$(1,875)	$—	$—	$173,576	$(1,875)
U.S. government agency securities	119,558	(292)	131,530	(4,007)	251,088	(4,299)
Corporate debt securities	232,504	(2,034)	82,599	(2,177)	315,103	(4,211)
Total	$525,638	$(4,201)	$214,129	$(6,184)	$739,767	$(10,385)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2023 and July 31, 2023.
As of October 31, 2023 and July 31, 2023, we recorded $9.5 million and $7.2 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. As of October 31, 2023 and July 31, 2023, the carrying amount of our strategic investments was $7.8 million and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of October 31, 2023, consisted of the following:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$899,921	$899,921	$—	$—
U.S. treasury securities	190,267	—	190,267	—
U.S. government agency securities	110,539	—	110,539	—
Corporate debt securities	22,665	—	22,665	—
Total cash equivalents	$1,223,392	$899,921	$323,471	$—

Short-term investments:
U.S. treasury securities	$181,344	$—	$181,344	$—
U.S. government agency securities	293,966	—	293,966	—
Corporate debt securities	487,371	—	487,371	—
Total short-term investments	$962,681	$—	$962,681	$—

Total cash equivalents and short-term investments	$2,186,073	$899,921	$1,286,152	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$4,740	$—	$4,740	$—
Foreign currency contracts assets-noncurrent (2)	$137	$—	$137	$—
Foreign currency contracts liabilities-current (3)	$5,978	$—	$5,978	$—
Foreign currency contracts liabilities-noncurrent (4)	$2,286	$—	$2,286	$—
Interest rate contracts liabilities-current (3)	$5,334	$—	$5,334	$—
Interest rate contracts liabilities-noncurrent (4)	$3,787	$—	$3,787	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$914	$—	$914	$—
Foreign currency contracts liabilities-current (3)	$860	$—	$860	$—
(1) Included within prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Included within other noncurrent assets in the condensed consolidated balance sheets.
(3) Included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Included within other noncurrent liabilities in the condensed consolidated balance sheets.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2023:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$768,003	$768,003	$—	$—
U.S. treasury securities	157,220	—	157,220	—
U.S. government agency securities	166,636	—	166,636	—
Corporate debt securities	38,800	—	38,800	—
Total cash equivalents	$1,130,659	$768,003	$362,656	$—
Short-term investments:
U.S. treasury securities	$173,576	$—	$173,576	$—
U.S. government agency securities	262,095	—	262,095	—
Corporate debt securities	402,355	—	402,355	—
Total short-term investments	$838,026	$—	$838,026	$—

Total cash equivalents and short-term investments	$1,968,685	$768,003	$1,200,682	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$12,581	$—	$12,581	$—
Foreign currency contract assets-noncurrent (2)	$2,264	$—	$2,264	$—
Foreign currency contracts liabilities-current (3)	$1,452	$—	$1,452	$—
Foreign currency contracts liabilities-noncurrent (4)	$669	$—	$669	$—
Interest rate contracts liabilities-current (3)	$6,439	$—	$6,439	$—
Interest rate contracts liabilities-noncurrent (4)	$1,588	$—	$1,588	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,061	$—	$2,061	$—
Foreign currency contracts liabilities-current (3)	$465	$—	$465	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2023 and July 31, 2023.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	October 31, 2023	July 31, 2023

	(in thousands)
Hosting equipment	$307,479	$280,851
Capitalized internal-use software	133,023	120,877
Computers and equipment	7,516	7,107
Purchased software	1,311	1,311
Furniture and fixtures	1,028	1,025
Leasehold improvements	7,960	7,608
Total property and equipment, gross	458,317	418,779
Less: Accumulated depreciation and amortization	(192,725)	(176,424)
Total property and equipment, net	$265,592	$242,355
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life ranging from five years to 10 years. As of October 31, 2023, their historical cost and accumulated amortization were $10.1 million and $1.8 million, respectively. As of July 31, 2023, their historical cost and accumulated amortization were $8.6 million and $1.6 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $14.0 million and $11.9 million for the three months ended October 31, 2023 and 2022, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $2.9 million and $1.7 million for the three months ended October 31, 2023 and 2022, respectively.
Note 6. Business Combinations
Securelyshare Software Private Ltd.
On August 31, 2023, we completed the acquisition of Securelyshare Software Private Ltd. ("Securelyshare"), an early-stage technology company incorporated in India. We plan to integrate this company's technology into our cloud platform. Pursuant to the terms of the purchase agreement, the purchase price consideration was $5.3 million in cash, of which $0.8 million was held back as an indemnity holdback amount for eighteen months after the transaction closing date. The transaction was accounted for as a business combination. We recognized intangible assets of $2.8 million for developed technology and goodwill of $3.2 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies and is not expected to be deductible for Indian income tax purposes. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability of $0.7 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the three months ended October 31, 2023 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2023	$89,192
Goodwill acquired	3,223
Balance as of October 31, 2023	$92,415
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During the three months ended October 31, 2023, in connection with the acquisition of Securelyshare, we acquired developed technology with a fair value of $2.8 million with an estimated useful life of five years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for the three months ended October 31, 2023 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2023	Additions	October 31, 2023	July 31, 2023	Amortization Expense	October 31, 2023	July 31, 2023	October 31, 2023	October 31, 2023
	(in thousands)								(years)
Developed technology	$53,456	$2,800	$56,256	$(29,259)	$(2,810)	$(32,069)	$24,197	$24,187	3.1
Customer relationships	3,560	—	3,560	(1,898)	(226)	(2,124)	1,662	1,436	2.2
Total	$57,016	$2,800	$59,816	$(31,157)	$(3,036)	$(34,193)	$25,859	$25,623	3.0
Amortization expense of acquired intangible assets for the three months ended October 31, 2023 and 2022 was $3.0 million and $2.6 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of October 31, 2023 consists of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2024 (remaining nine months)	$8,797
2025	6,825
2026	5,812
2027	2,988
2028	1,155
Thereafter	46
Total	$25,623

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three months ended October 31, 2023 and 2022.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three months ended October 31, 2023 and 2022.
As of October 31, 2023 and July 31, 2023, the total notional amount of our outstanding designated foreign currency forward contracts was $458.7 million and $457.6 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $162.1 million and $182.9 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. As of October 31, 2023, an estimated $2.1 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of October 31, 2023 and July 31, 2023.
During the three months ended October 31, 2023 and 2022, changes in the fair value of our non-designated derivative instruments recorded within other expense, net within the condensed consolidated statement of operations, were not material.
The changes in accumulated other comprehensive income (loss) ("AOCI") related to our cash flow hedges consisted of the following:

	Three Months Ended October 31,

	2023	2022
	(in thousands)
Balance of AOCI as of July 31, 2023	$8,937	$(13,744)
Net unrealized losses recognized in accumulated other comprehensive income	(15,136)	(14,039)
Losses (gains) reclassified from AOCI into the condensed consolidated statement of operations (1)	(654)	4,713
Balance of AOCI as of October 31, 2023	$(6,853)	$(23,070)

(1) Losses (gains) related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended October 31,

	2023	2022
	(in thousands)
Cost of revenue	$(176)	$708
Sales and marketing	(295)	3,297
Research and development	(92)	464
General and administrative	(91)	244
Total	$(654)	$4,713
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of October 31, 2023 and July 31, 2023. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended April 30, 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of October 31, 2023, the carrying amount of the hedged convertible senior notes was $495.9 million and the total notional amount of our outstanding interest rate swaps was $500.0 million. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of October 31, 2023 and July 31, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of hedged liabilities was $9.4 million and $8.3 million, respectively.
The effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations for the three months ended October 31, 2023 consisted of the following:

Gains (Losses)

(in thousands)
Interest rate swaps:
Hedged items	$(1,110)
Derivatives designated as hedging instruments	1,094
Total	$(16)

Note 9. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million. Refer to Note 9, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2023 Form 10-K for further information on the Notes.
During the three months ended October 31, 2023, the conditions allowing holders of the Notes to convert were not met.
During the three months ended April 30, 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the liability component of the Notes consisted of the following:

	October 31,	July 31,
	2023	2023

	(in thousands)
Principal amount	$1,149,993	$1,149,993
Less:
Unamortized debt issuance costs	6,551	7,528
Hedge accounting fair value adjustments	9,416	8,306
Total	$1,134,026	$1,134,159
The interest expense related to the Notes consisted of the following:

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Contractual interest expense	$359	$359
Amortization of debt issuance costs	977	972
Total	$1,336	$1,331
The total fair value of the Notes was $1,404.3 million and $1,411.4 million as of October 31, 2023 and July 31, 2023, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of October 31, 2023 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three months ended October 31, 2023 and 2022, we have not exercised any Capped Call options. Refer to Note 9, Convertible

Senior Notes, to the audited consolidated financial statements included in our Fiscal 2023 Form 10-K for further information on the Capped Calls.
Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. During the three months ended October 31, 2023, there have been no material changes outside the ordinary course of business to our non-cancelable purchase commitments from those disclosed in our Fiscal 2023 Form 10-K.
Other Commitments
As of October 31, 2023 and July 31, 2023, we had outstanding irrevocable standby unsecured letters of credits and guarantees for an aggregate value of $2.8 million and $2.1 million, respectively with a bank, which serve as security under certain real estate leases.
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

Stock Options
The activity of stock options for the three months ended October 31, 2023 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2023	1,267	$18.54	2.1	$179,678
Granted	—	—	—	—
Exercised	(151)	$8.30	—	$23,248
Canceled, forfeited or expired	—	—	—	—
Balance as of October 31, 2023	1,116	$19.93	2.1	$154,781
Exercisable and expected to vest as of July 31, 2023	1,210	$12.82	1.8	$178,616
Exercisable and expected to vest as of October 31, 2023	1,065	$13.68	1.6	$154,496
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the three months ended October 31, 2023 and 2022 was $23.2 million and $18.3 million, respectively. There were no stock options granted during the periods presented.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the three months ended October 31, 2023:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2023	9,351	$139.95	$1,499,714
Granted	2,259	$160.89
Vested	(993)	$131.96	$154,937
Canceled or forfeited	(376)	$155.43
Balance as of October 31, 2023	10,241	$144.80	$1,625,139
As of October 31, 2023, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of October 31, 2023 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). ESPP employee payroll contributions accrued as of October 31, 2023 and July 31, 2023, were $18.6 million and $7.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. There were no shares issued under ESPP during the periods presented.

Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company, but continues to serve as a member of our Board of Directors. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation expense of $9.9 million associated with the cancellation of unvested incentive equity awards which was recognized in research and development expenses in the condensed consolidated statement of operations for the three months ended October 31, 2022.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Cost of revenue	$12,584	$8,432
Sales and marketing	56,630	53,635
Research and development	40,193	24,531
General and administrative	19,731	18,575
Total	$129,138	$105,173
During the three months ended October 31, 2023 and 2022, we capitalized stock-based compensation associated with the development of software for internal-use of $4.7 million and $4.0 million, respectively.
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
We recorded provision for income taxes of $9.0 million and $4.7 million for the three months ended October 31, 2023 and 2022, respectively. The increase for the three months ended October 31, 2023 is primarily related to tax expense associated with the integration of a business acquisition. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Net loss	$(33,483)	$(68,162)
Weighted-average shares used in computing net loss per share, basic and diluted	147,625	143,476
Net loss per share, basic and diluted	$(0.23)	$(0.48)
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
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of October 31, 2023.

The outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive consisted of the following:

	October 31,
	2023	2022

	(in thousands)
Unvested RSUs and shares of common stock	9,467	6,870
Stock options	1,116	1,564
Unvested PSAs (1)	867	755
Share purchase rights under the ESPP	1,065	812
Notes (2)	7,626	7,626
Total	20,141	17,627
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2023 and 2022, as they are not considered outstanding for accounting purposes. For further information refer to Note 11, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2023 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through October 31, 2023, have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which have not been included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2023 (the "Fiscal 2023 Form 10-K"), filed with the SEC on September 14, 2023. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2023 is referred to as fiscal 2023 and our fiscal year ending July 31, 2024 is referred to as fiscal 2024.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the three months ended October 31, 2023 and 2022, our revenue was $496.7 million and $355.5 million, respectively. We have incurred net losses in all periods since our inception. For the three months ended October 31, 2023 and 2022, our net loss was $33.5 million and $68.2 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of macroeconomic conditions
Recent changes in macroeconomic conditions such as high inflation and potential recessionary environments, and geopolitical factors, such as the Russia-Ukraine and Israel-Hamas crises, can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as potential new customers continue to scrutinize purchasing decisions and are requiring multiple approvals for large expenditures in response to the challenging economic environment. These macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.

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
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2023 and 2022, we had over 7,700 and over 6,700 customers, respectively, across all major geographies. As of July 31, 2023, we had over 640 of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging and uncertain economic environment, potential new customers are carefully considering purchasing decisions, particularly for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended October 31, 2023 and 2022, the dollar-based net retention rate was 120% and above 125%, respectively.
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

	Three Months Ended October 31,
	2023	2022

	(in thousands)
GAAP gross profit	$385,309	$278,851
Add:
Stock-based compensation expense and related payroll taxes	12,955	8,661
Amortization expense of acquired intangible assets	2,717	1,939
Non-GAAP gross profit	$400,981	$289,451
GAAP gross margin	78%	78%
Non-GAAP gross margin	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended October 31,
	2023	2022

	(in thousands)
GAAP loss from operations	$(46,057)	$(69,087)
Add:
Stock-based compensation expense and related payroll taxes	132,729	108,636
Amortization expense of acquired intangible assets	3,036	2,552
Non-GAAP income from operations	$89,708	$42,101
GAAP operating margin	(9)%	(19)%
Non-GAAP operating margin	18%	12%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of October 31, 2023, the accrued employee payroll contributions to our ESPP was $18.6 million, which will be used to purchase shares at the end of the current purchase period ending on December 15, 2023. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our second quarter of fiscal 2024.

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$260,806	$128,457
Less:
Purchases of property, equipment and other assets	(28,659)	(25,202)
Capitalized internal-use software	(7,429)	(7,641)
Free cash flow	$224,718	$95,614
As a percentage of revenue:
Net cash provided by operating activities	53%	36%
Less:
Purchases of property, equipment and other assets	(6)%	(7)%
Capitalized internal-use software	(2)%	(2)%
Free cash flow margin	45%	27%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $116.4 million, or 34%, for the three months ended October 31, 2023 over the three months ended October 31, 2022. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Revenue	$496,703	$355,548
Add: Total deferred revenue, end of period	1,399,544	1,005,713
Less: Total deferred revenue, beginning of period	(1,439,676)	(1,021,123)
Calculated billings	$456,571	$340,138

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three months ended October 31, 2023 and 2022. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.

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
Operating Expenses
Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead expenses for facilities, IT, depreciation expense and amortization expense.

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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling significant claims that we deem not to be in the ordinary course of our business and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we increase the size of our general and administrative organizations, incur additional costs to support our business growth and due to any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.

Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the Notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments, and Note 9, Convertible Senior Notes, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Revenue	$496,703	$355,548
Cost of revenue (1)(2)	111,394	76,697
Gross profit	385,309	278,851
Operating expenses:
Sales and marketing (1)(2)	267,111	228,836
Research and development (1)(2)	113,539	74,946
General and administrative (1)	50,716	44,156
Total operating expenses	431,366	347,938
Loss from operations	(46,057)	(69,087)
Interest income	25,942	7,865
Interest expense (3)	(3,159)	(1,331)
Other expense, net	(1,212)	(863)
Loss before income taxes	(24,486)	(63,416)
Provision for income taxes (4)	8,997	4,746
Net loss	$(33,483)	$(68,162)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$12,955	$8,661
Sales and marketing	58,668	55,469
Research and development	41,043	25,233
General and administrative	20,063	19,273
Total	$132,729	$108,636

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,717	$1,939
Sales and marketing	226	178
Research and development	93	435
Total	$3,036	$2,552

(3) Includes amortization of debt issuance costs as follows:	$977	$972

(4) Includes tax expense associated with integration of a business acquisition as follows:	$3,259	$—

	Three Months Ended October 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	22	22
Gross margin	78	78
Operating expenses
Sales and marketing	54	64
Research and development	23	21
General and administrative	10	12
Total operating expenses	87	97
Operating margin	(9)	(19)
Interest income	5	2
Interest expense	(1)	(1)
Other expense, net	—	—
Loss before income taxes	(5)	(18)
Provision for income taxes	2	1
Net loss	(7)%	(19)%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue	$496,703	$355,548	$141,155	40%
Revenue increased by $141.2 million, or 40%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $95.7 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from October 31, 2022 to October 31, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue	$111,394	$76,697	$34,697	45%
Gross margin	78%	78%
Cost of revenue increased by $34.7 million, or 45%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The overall increase was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $20.6 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $14.5 million, inclusive of an increase of $4.2 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin remained flat at 78% for the three months ended October 31, 2022, compared to the three months ended October 31, 2023.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expenses	$267,111	$228,836	$38,275	17%
Sales and marketing expenses increased by $38.3 million, or 17%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase was driven primarily by an increase in headcount, resulting in an increase of $30.3 million in employee-related expenses, inclusive of an increase of $3.0 million in stock-based compensation expense, and an increase of $6.1 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $6.3 million in marketing and advertising expense and travel expenses of $4.5 million.

Research and Development Expenses

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development expenses	$113,539	$74,946	$38,593	51%
Research and development expenses increased by $38.6 million, or 51%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was driven primarily by an increase of $35.9 million in employee-related expenses, inclusive of an increase of $15.7 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $3.3 million in facility, software and equipment related expenses to support our growth.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expenses	$50,716	$44,156	$6,560	15%
General and administrative expenses increased by $6.6 million, or 15%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase was driven primarily by an increase of $7.2 million in employee-related expenses, inclusive of an increase of $1.2 million in stock-based compensation expense, primarily due to an increase in headcount. The increase was partially offset by a decrease in professional services of $2.0 million.
Interest Income

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$25,942	$7,865	$18,077	230%
Interest income increased by $18.1 million for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(3,159)	$(1,331)	$(1,828)	137%
Interest expense increased by $1.8 million for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Other expense, net	$(1,212)	$(863)	$(349)	(40)%
Other expense, net increased by $0.3 million for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$8,997	$4,746	$4,251	90%
Our provision for income taxes increased by $4.3 million for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase in the provision for income taxes for the three months ended October 31, 2023 was primarily driven by a tax expense of $3.3 million associated with the integration of a business acquisition and for increased pre-tax income in the foreign jurisdictions in which we conduct business.
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

Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,324.4 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,123.9 million as of October 31, 2023. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic conditions, such as high inflation and recessionary environments, and the impact of global crises to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of global crises. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2023, we had deferred revenue of $1,399.5 million, of which $1,244.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

As of October 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$260,806	$128,457
Net cash used in investing activities	$(162,545)	$(57,702)
Net cash provided by financing activities	$1,256	$980
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2023 was $260.8 million, which resulted from a net loss of $33.5 million, adjusted for non-cash charges of $186.5 million and net cash inflows of $107.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $129.1 million for stock-based compensation expense, $30.1 million for amortization of deferred contract acquisition costs, $14.0 million for depreciation and amortization expense, $9.9 million for non-cash operating lease costs, $3.0 million for amortization expense of acquired intangible assets and unrealized losses on hedging transactions of $1.6 million. Non-cash charges were partially offset by accretion of investments purchased at a discount of $3.2 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $215.1 million in accounts receivable, primarily due to timing of billings and collections, an increase of $4.9 million in accrued expenses, other current and noncurrent liabilities, an increase of $4.6 million in accounts payable and a decrease of $1.3 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from a decrease of $40.2 million in deferred revenue, a decrease of $39.2 million in accrued compensation, an increase of $27.7 million in deferred contract acquisition costs and a decrease of $11.0 million in operating lease liabilities.
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

Investing Activities
Net cash used in investing activities during the three months ended October 31, 2023 of $162.5 million was primarily attributable to the purchases of short-term investments of $375.9 million, capital expenditures of $36.1 million to support the growth and expansion of our cloud platform, and $4.4 million, net of cash acquired for a business acquisition. These activities were partially offset by proceeds from the maturities of short-term investments of $253.8 million.
Net cash used in investing activities during the three months ended October 31, 2022 of $57.7 million was primarily attributable to the purchases of short-term investments of $210.3 million and capital expenditures of $32.8 million, primarily to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturities of short-term investments of $186.1 million.

Financing Activities
Net cash provided by financing activities of $1.3 million during the three months ended October 31, 2023 was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $1.0 million during the three months ended October 31, 2022 was primarily attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2023 Form 10-K. There have been no significant changes to these policies for the three months ended October 31, 2023, other than the change in useful lives of our servers and networking equipment as described in Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2023 Form 10-K.
Interest Rate Risk
As of October 31, 2023, we had cash, cash equivalents and short-term investments totaling $2,324.4 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2023, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $10.4 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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
Convertible Senior Notes
In June 2020, we issued our Notes with an aggregate principal amount of $1,150.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties ("Capped Calls"). The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
The Notes have a fixed annual interest rate of 0.125%, accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 9, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for three months ended October 31, 2023 and 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $202.3 million, $390.3 million and $262.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of October 31, 2023, we had an accumulated deficit of $1,123.9 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To do so, we must successfully convince IT decision makers that, as they adopt SaaS applications and the public cloud, security delivered through the cloud provides significant advantages over legacy on-premises appliance-based security products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources from our customers. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, have now and may in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, or similar solutions offered by our competitors, litigation and deteriorating general economic conditions. For example, the COVID-19 pandemic disproportionately affected certain of the industries and markets which we serve, such as transportation, hospitality, and leisure, and increased inflation and higher interest rates have disproportionately affected other industries and markets which we serve, such as banking, financial services, and retail. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users and internet traffic on our cloud platform has increased rapidly in recent years. You should not consider our recent growth in these areas as indicative of our future performance. While we expect to continue to expand our operations and to increase our headcount significantly in the future, both domestically and internationally, our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We expect our recent revenue growth rates will decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past and in the future, we may restructure or reduce our workforce to align people, roles and projects to our strategic priorities. Any realignment has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult following the implementation of our hybrid work environment, and our employees continue to work from home on a full time or part time basis. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability (such as the Russia-Ukraine and Israel-Hamas crises) and global health crisis and pandemics, and governmental responses thereto.
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
•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the Russia-Ukraine and Israel-Hamas crises) or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 26% of our revenue for fiscal 2023, 28% of our revenue for fiscal 2022 and 34% of our revenue for fiscal 2021, and 25% and 27% of our revenue for the three months ended October 31, 2023 and 2022, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
We are increasingly utilizing and building AI and ML capabilities into our product offerings as well as incorporating AI and ML into our internal operations to increase productivity and accelerate innovation. The rapid evolution of AI and ML, including the latest development and accessibility of generative AI technology, requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly in order to benefit our business, accelerate innovation, and increase productivity, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption, and use. These risks and challenges could undermine public confidence in AI and ML, in particular generative AI, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including under new proposed legislation regulating AI and/or generative AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property, and other laws, and brand or reputational harm.

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
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, many of our personnel work remotely on a hybrid or permanent basis, which may pose additional data security risks.
Further, our vendors and service providers may also be the targets of cyberattacks, and their systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals. Geo-political factors including international conflicts, like the Russia-Ukraine and Israel-Hamas crises, may increase the risk of such cyberattacks.

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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications, security software and AI and ML solutions. In addition, the United States and other regions in which we operate have in the past and may again in the future experience acute workforce shortages for highly skilled workers, which in turn, can create hyper-competitive wage environments that may impact our ability to attract and retain employees. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the ongoing cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, certain of our key employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use storage and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. Just within the U.S., privacy laws in multiple states have gone or will go into effect between 2023 and 2026, and a federal data privacy law is being considered. The number of emerging and existing data privacy laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, telecommunications services and AI/ML in the jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. For example, evolving obligations relating to data transfers outside of the European Economic Area, Switzerland, and the United Kingdom impose additional due diligence and other measures in the procurement process and uncertainty regarding compliance approaches. These and other new and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 50% and 51% of our revenue from our international customers in each of fiscal 2023 and fiscal 2022. As of July 31, 2023, approximately 61% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, such as Japan and the Asia-Pacific region, Latin America and the Middle East, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic and social uncertainty or international conflict, such as the Russia-Ukraine and Israel-Hamas crises;
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
The United States has recently experienced historically high levels of inflation. While inflation rates moderated somewhat in 2023, the U.S. Department of Labor reported that annual inflation rates for the United States were approximately 6.5% for 2022 and 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States technology industry is experiencing a workforce shortage for highly skilled workers, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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
Part of our business strategy is to primarily focus on our long-term growth. As a result, even as we prudently manage expenses as we invest in our business, our profitability may be lower in the near term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our cloud platform and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
As of July 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,619.0 million and $621.6 million, respectively, available to offset future taxable income. Beginning in 2024, $481.5 million of state net operating losses will begin to expire at different periods. The remaining $140.1 million of state net operating losses will carry forward indefinitely. As of July 31, 2023 and 2022, we had foreign net operating loss carryforward of $71.6 million and $67.8 million, respectively, all of which may be carried forward indefinitely.

As of July 31, 2023, we also had U.S. federal and California research and development and other tax credit carryforwards of $81.0 million and $53.2 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2038. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
As of October 31, 2023, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 44.4% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 18.1% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended October 31, 2023, the conditions allowing holders of the Notes to convert were not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
In June 2020, the Financial Accounting Standards Board (“FASB”) [TN1] [JV2] issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our Notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity, as required by the former standard (Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20). This further eliminated the need for amortization of the debt discount as interest expense required under ASC 470-20 and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the Notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Formerly, in accordance with ASC 470-20, we used the treasury stock method to calculate the potential diluted effect of the Notes; however, upon adoption of ASU 2020-06 we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the Notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the Notes.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the government of the United States declared the COVID-19 outbreak a national emergency. While we have not experienced a significant impact to our business, operations or financial results as a result of a health crisis, including COVID-19, there can be no assurance that a future health crisis or crises will not have a material adverse impact on our business, operations or financial results in subsequent quarters or fiscal years.
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
In addition, natural disasters, acts of war, international conflicts, such as the Russia-Ukraine and Israel-Hamas crises, terrorism and other geo-political unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the unaudited condensed consolidated financial statements include those related to determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of convertible senior notes and the discount rate used for operating leases. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10-b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Offer Letter between the Registrant and Syam Nair, dated as of April 12, 2023					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

December 6, 2023	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer