Form 10-Q
period 2024-01-31
Zscaler, Inc.
filed 2024-03-06
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
OR

and uncertainty regarding compliance approaches	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 29, 2024, the number of shares of registrant’s common stock outstanding was 149,857,976.

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
•our ability to develop new solutions, or enhancements to our existing solutions, including AI and ML capabilities, and bring them to market in a timely manner;
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2024	July 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,438,586	$1,262,206
Short-term investments	1,021,218	838,026
Accounts receivable, net	479,611	582,636
Deferred contract acquisition costs	125,591	115,827
Prepaid expenses and other current assets	77,702	91,619
Total current assets	3,142,708	2,890,314
Property and equipment, net	294,495	242,355
Operating lease right-of-use assets	87,804	70,671
Deferred contract acquisition costs, noncurrent	255,883	259,407
Acquired intangible assets, net	22,540	25,859
Goodwill	92,415	89,192
Other noncurrent assets	38,381	30,519
Total assets	$3,934,226	$3,608,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,137	$18,481
Accrued expenses and other current liabilities	68,217	64,975
Accrued compensation	137,362	136,800
Deferred revenue	1,316,416	1,281,143
Operating lease liabilities	44,773	34,469
Total current liabilities	1,583,905	1,535,868
Convertible senior notes, net	1,141,011	1,134,159
Deferred revenue, noncurrent	185,759	158,533
Operating lease liabilities, noncurrent	47,906	41,917
Other noncurrent liabilities	16,789	12,728
Total liabilities	2,975,370	2,883,205
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2024 and July 31, 2023; 149,758 and 147,169 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	150	147
Additional paid-in capital	2,114,041	1,816,915
Accumulated other comprehensive loss	(3,009)	(1,576)
Accumulated deficit	(1,152,326)	(1,090,374)
Total stockholders’ equity	958,856	725,112
Total liabilities and stockholders’ equity	$3,934,226	$3,608,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue	$524,999	$387,598	$1,021,702	$743,146
Cost of revenue	117,199	87,604	228,593	164,301
Gross profit	407,800	299,994	793,109	578,845
Operating expenses:
Sales and marketing	276,481	235,945	543,592	464,781
Research and development	122,181	85,765	235,720	160,711
General and administrative	54,595	43,522	105,311	87,678
Total operating expenses	453,257	365,232	884,623	713,170
Loss from operations	(45,457)	(65,238)	(91,514)	(134,325)
Interest income	28,385	12,669	54,327	20,534
Interest expense	(3,605)	(1,333)	(6,764)	(2,664)
Other income (expense), net	172	141	(1,040)	(722)
Loss before income taxes	(20,505)	(53,761)	(44,991)	(117,177)
Provision for income taxes	7,964	3,692	16,961	8,438
Net loss	$(28,469)	$(57,453)	$(61,952)	$(125,615)
Net loss per share, basic and diluted	$(0.19)	$(0.40)	$(0.42)	$(0.87)
Weighted-average shares used in computing net loss per share, basic and diluted	148,951	144,511	148,287	144,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net loss	$(28,469)	$(57,453)	$(61,952)	$(125,615)
Available-for-sale securities:
Change in net unrealized gains on available-for-sale securities	9,204	4,501	8,615	1,853
Cash flow hedging instruments:
Change in net unrealized gains (losses)	7,353	24,019	(7,783)	9,980
Net realized (gains) losses reclassified into net loss	(1,611)	4,267	(2,265)	8,980
Net change on cash flow hedges	5,742	28,286	(10,048)	18,960
Other comprehensive income (loss)	14,946	32,787	(1,433)	20,813
Comprehensive loss	$(13,523)	$(24,666)	$(63,385)	$(104,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	148,313	$148	$1,949,189	$(17,955)	$(1,123,857)	$807,525
Issuance of common stock upon exercise of stock options	317	—	2,592	—	—	2,592
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units and other stock issuances	952	2	(2)	—	—	—
Stock-based compensation	—	—	143,855	—	—	143,855
Other comprehensive income	—	—	—	14,946	—	14,946
Net loss	—	—	—	—	(28,469)	(28,469)
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856
Stockholders' equity activity for the three months ended January 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	144,210	$144	$1,425,156	$(37,824)	$(956,201)	$431,275
Issuance of common stock upon exercise of stock options	115	—	1,122	—	—	1,122
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units and other stock issuances	647	1	(1)	—	—	—
Stock-based compensation	—	—	109,516	—	—	109,516
Other comprehensive income	—	—	—	32,787	—	32,787
Net loss	—	—	—	—	(57,453)	(57,453)
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	468	—	3,848	—	—	3,848
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units and other stock issuances	1,945	3	(3)	—	—	—
Stock-based compensation	—	—	274,874	—	—	274,874
Other comprehensive loss	—	—	—	(1,433)	—	(1,433)
Net loss	—	—	—	—	(61,952)	(61,952)
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856

Stockholders' equity activity for the six months ended January 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	224	—	2,104	—	—	2,104
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units and other stock issuances	1,710	2	(2)	—	—	—
Stock-based compensation	—	—	216,544	—	—	216,544
Other comprehensive income	—	—	—	20,813	—	20,813
Net loss	—	—	—	—	(125,615)	(125,615)
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(61,952)	$(125,615)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	29,361	25,241
Amortization expense of acquired intangible assets	6,119	5,103
Amortization of deferred contract acquisition costs	61,504	46,053
Amortization of debt issuance costs	1,955	1,945
Non-cash operating lease costs	21,633	14,988
Stock-based compensation expense	269,570	214,911
Accretion of investments purchased at a discount	(9,582)	(1,433)
Unrealized (gains) losses on hedging transactions	2,841	(696)
Deferred income taxes	(1,437)	9
Other	1,403	(784)
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	102,374	40,800
Deferred contract acquisition costs	(67,744)	(64,202)
Prepaid expenses, other current and noncurrent assets	2,660	(7,800)
Accounts payable	(2,412)	5,228
Accrued expenses, other current and noncurrent liabilities	6,020	5,899
Accrued compensation	562	(17,651)
Deferred revenue	62,477	90,862
Operating lease liabilities	(22,477)	(14,920)
Net cash provided by operating activities	402,875	217,938
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(59,553)	(43,883)
Capitalized internal-use software	(17,816)	(15,623)
Payments for business acquisitions, net of cash acquired	(4,377)	—
Purchase of strategic investments	(2,000)	(1,200)
Purchases of short-term investments	(761,796)	(513,743)
Proceeds from maturities of short-term investments	594,687	586,801
Proceeds from sale of short-term investments	2,105	—
Net cash provided by (used in) investing activities	(248,750)	12,352
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,848	2,104
Proceeds from issuance of common stock under the employee stock purchase plan	18,407	11,410
Other	—	(2)
Net cash provided by financing activities	22,255	13,512
Net increase in cash and cash equivalents	176,380	243,802
Cash and cash equivalents at beginning of period	1,262,206	1,013,210
Cash and cash equivalents at end of period	$1,438,586	$1,257,012
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$11,509	$3,008
Cash paid for interest expense	$718	$719
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$37,081	$12,136
Net change in purchased equipment included in accounts payable and accrued expenses	$2,130	$2,839

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2023 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2024, the condensed consolidated statements of operations for the three and six months ended January 31, 2024 and 2023, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended January 31, 2024 and 2023 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2024 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2024 or for any other future fiscal year or interim period.

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
In August 2023, we completed an assessment of the useful lives of our servers and networking equipment, which resulted in an extension of their useful lives from four to five years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of these assets as of July 31, 2023, this change decreased depreciation expense by $3.2 million and $6.3 million for the three and six months ended January 31, 2024, respectively.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2024, for example, refer to our fiscal year ending July 31, 2024.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended January 31, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for us in the first quarter of fiscal 2025. We are currently evaluating the potential impact of this standard.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosures of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 % of total income taxes paid (net of refunds received). This standard is effective for us in the first quarter of fiscal 2025. We are currently evaluating the potential impact of this standard.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of the three and six months ended January 31, 2024 and 2023, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$263,970	50%	$193,508	50%	$511,502	50%	$369,023	50%
Europe, Middle East and Africa	164,009	31%	124,742	32%	321,254	31%	241,749	32%
Asia Pacific	79,077	15%	57,602	15%	154,157	15%	109,858	15%
Other	17,943	4%	11,746	3%	34,789	4%	22,516	3%
Total	$524,999	100%	$387,598	100%	$1,021,702	100%	$743,146	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$480,592	92%	$358,165	92%	$935,047	92%	$687,522	93%
Direct customers	44,407	8%	29,433	8%	86,655	8%	55,624	7%
Total	$524,999	100%	$387,598	100%	$1,021,702	100%	$743,146	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances, as of January 31, 2024 and July 31, 2023 was $1,502.2 million and $1,439.7 million, respectively. In the six months ended January 31, 2024 and 2023, we recognized revenue of $840.8 million and $603.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,613.0 million. We expect to recognize 51% of the transaction price over the next 12 months and 96% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$372,803	$301,472	$375,234	$297,002
Capitalization of contract acquisition costs	40,064	37,407	67,744	64,202
Amortization of deferred contract acquisition costs	(31,393)	(23,728)	(61,504)	(46,053)
Ending balance	$381,474	$315,151	$381,474	$315,151
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	January 31, 2024	July 31, 2023

	(in thousands)
Deferred contract acquisition costs, current	$125,591	$115,827
Deferred contract acquisition costs, noncurrent	255,883	259,407
Total deferred contract acquisition costs	$381,474	$375,234
Sales commissions accrued but not paid as of January 31, 2024 and July 31, 2023, totaled $24.3 million and $48.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$884,888	$—	$—	$884,888
U.S. treasury securities	148,846	—	(24)	148,822
U.S. government agency securities	218,975	—	(30)	218,945
Corporate debt securities	16,497	—	—	16,497
Total cash equivalents	$1,269,206	$—	$(54)	$1,269,152

Short-term investments:
U.S. treasury securities	$311,785	$88	$(532)	$311,341
U.S. government agency securities	150,437	109	(1,638)	148,908
Corporate debt securities	560,726	1,600	(1,357)	560,969
Total short-term investments	$1,022,948	$1,797	$(3,527)	$1,021,218

Total cash equivalents and short-term investments	$2,292,154	$1,797	$(3,581)	$2,290,370

Cash equivalents and short-term investments consisted of the following as of July 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$768,003	$—	$—	$768,003
U.S. treasury securities	157,250	—	(30)	157,220
U.S. government agency securities	166,671	—	(35)	166,636
Corporate debt securities	38,800	—	—	38,800
Total cash equivalents	$1,130,724	$—	$(65)	$1,130,659

Short-term investments:
U.S. treasury securities	$175,451	$—	$(1,875)	$173,576
U.S. government agency securities	266,392	2	(4,299)	262,095
Corporate debt securities	406,517	49	(4,211)	402,355
Total short-term investments	$848,360	$51	$(10,385)	$838,026

Total cash equivalents and short-term investments	$1,979,084	$51	$(10,450)	$1,968,685

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2024:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$575,536	$572,868
Due between one to three years	447,412	448,350
Total	$1,022,948	$1,021,218
Short-term investments that were in an unrealized loss position as of January 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$242,238	$(532)	$—	$—	$242,238	$(532)
U.S. government agency securities	68,954	(57)	53,831	(1,581)	122,785	(1,638)
Corporate debt securities	156,322	(476)	49,929	(881)	206,251	(1,357)
Total	$467,514	$(1,065)	$103,760	$(2,462)	$571,274	$(3,527)
Short-term investments that were in an unrealized loss position as of July 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,576	$(1,875)	$—	$—	$173,576	$(1,875)
U.S. government agency securities	119,558	(292)	131,530	(4,007)	251,088	(4,299)
Corporate debt securities	232,504	(2,034)	82,599	(2,177)	315,103	(4,211)
Total	$525,638	$(4,201)	$214,129	$(6,184)	$739,767	$(10,385)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2024 and July 31, 2023.
As of January 31, 2024 and July 31, 2023, we recorded $10.0 million and $7.2 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. As of January 31, 2024 and July 31, 2023, the carrying amount of our strategic investments was $9.8 million and $7.8 million, respectively and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of January 31, 2024:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$884,888	$884,888	$—	$—
U.S. treasury securities	148,822	—	148,822	—
U.S. government agency securities	218,945	—	218,945	—
Corporate debt securities	16,497	—	16,497	—
Total cash equivalents	$1,269,152	$884,888	$384,264	$—

Short-term investments:
U.S. treasury securities	$311,341	$—	$311,341	$—
U.S. government agency securities	148,908	—	148,908	—
Corporate debt securities	560,969	—	560,969	—
Total short-term investments	$1,021,218	$—	$1,021,218	$—

Total cash equivalents and short-term investments	$2,290,370	$884,888	$1,405,482	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$5,627	$—	$5,627	$—
Foreign currency contracts assets-noncurrent (2)	$763	$—	$763	$—
Foreign currency contracts liabilities-current (3)	$3,631	$—	$3,631	$—
Foreign currency contracts liabilities-noncurrent (4)	$918	$—	$918	$—
Interest rate contracts assets-noncurrent (2)	$607	$—	$607	$—
Interest rate contracts liabilities-current (3)	$3,945	$—	$3,945	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$1,269	$—	$1,269	$—
Foreign currency contracts liabilities-current (3)	$2,185	$—	$2,185	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2024 and July 31, 2023.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	January 31, 2024	July 31, 2023

	(in thousands)
Hosting equipment	$336,678	$280,851
Capitalized internal-use software	149,805	120,877
Computers and equipment	6,060	7,107
Purchased software	1,102	1,311
Furniture and fixtures	933	1,025
Leasehold improvements	8,278	7,608
Total property and equipment, gross	502,856	418,779
Less: Accumulated depreciation and amortization	(208,361)	(176,424)
Total property and equipment, net	$294,495	$242,355
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life ranging from five years to 10 years. As of January 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.2 million, respectively. As of July 31, 2023, their historical cost and accumulated amortization were $8.6 million and $1.6 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $15.4 million and $13.4 million for the three months ended January 31, 2024 and 2023, respectively, and $29.4 million and $25.2 million for the six months ended January 31, 2024 and 2023, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $3.1 million and $2.0 million for the three months ended January 31, 2024 and 2023, respectively, and $5.9 million and $3.7 million for the six months ended January 31, 2024 and 2023, respectively.
Note 6. Business Combinations
Securelyshare Software Private Ltd.
On August 31, 2023, we completed the acquisition of Securelyshare Software Private Ltd. ("Securelyshare"), an early-stage technology company incorporated in India. We plan to integrate this company's technology into our cloud platform. Pursuant to the terms of the purchase agreement, the purchase price consideration was $5.3 million in cash, of which $0.8 million was held back as an indemnity holdback amount for eighteen months after the transaction closing date. The transaction was accounted for as a business combination. We recognized intangible assets of $2.8 million for developed technology and goodwill of $3.2 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies and is not deductible for Indian income tax purposes. The acquisition qualified as a stock transaction for tax purposes. As a result, we recognized a deferred tax liability of $0.7 million, generated primarily from the difference between the tax basis and fair value of the acquired developed technology, which increased goodwill by the same amount.

Note 7. Goodwill and Acquired Intangible Assets
Goodwill

The carrying amount of goodwill was $92.4 million and $89.2 million as of January 31, 2024 and July 31, 2023, respectively.

Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During the three and six months ended January 31, 2024, in connection with the acquisition of Securelyshare, we acquired developed technology with a fair value of $2.8 million with an estimated useful life of five years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for the six months ended January 31, 2024 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2023	Additions	January 31, 2024	July 31, 2023	Amortization Expense	January 31, 2024	July 31, 2023	January 31, 2024	January 31, 2024
	(in thousands)								(years)
Developed technology	$53,456	$2,800	$56,256	$(29,259)	$(5,667)	$(34,926)	$24,197	$21,330	3.0
Customer relationships	3,560	—	3,560	(1,898)	(452)	(2,350)	1,662	1,210	2.0
Total	$57,016	$2,800	$59,816	$(31,157)	$(6,119)	$(37,276)	$25,859	$22,540	2.9
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2024 was $3.1 million and $6.1 million, respectively, and for the three and six months ended January 31, 2023 was $2.6 million and $5.1 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of January 31, 2024 consists of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2024 (remaining six months)	$5,714
2025	6,825
2026	5,812
2027	2,988
2028	1,155
2029	46
Total	$22,540

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and six months ended January 31, 2024 and 2023.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and six months ended January 31, 2024 and 2023.
As of January 31, 2024 and July 31, 2023, the total notional amount of our outstanding designated foreign currency forward contracts was $487.6 million and $457.6 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $230.6 million and $182.9 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. As of January 31, 2024, an estimated $1.2 million of the unrealized loss related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of January 31, 2024 and July 31, 2023.
During the three and six months ended January 31, 2024 and 2023, changes in the fair value of our non-designated derivative instruments recorded within other income (expense), net within the condensed consolidated statement of operations, were not material.
The changes in accumulated other comprehensive income (loss) ("AOCI") related to our cash flow hedges consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,

	2024	2023	2024	2023
	(in thousands)
Balance of AOCI as of the beginning of the period	$(6,853)	$(23,070)	$8,937	$(13,744)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	7,353	24,019	(7,783)	9,980
(Gains) losses reclassified from AOCI into the condensed consolidated statement of operations (1)	(1,611)	4,267	(2,265)	8,980
Balance of AOCI as of the end of the period	$(1,111)	$5,216	$(1,111)	$5,216

(1) (Gains) losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$(321)	$706	$(497)	$1,413
Sales and marketing	(1,029)	2,757	(1,324)	6,053
Research and development	(123)	583	(215)	1,047
General and administrative	(138)	221	(229)	467
Total	$(1,611)	$4,267	$(2,265)	$8,980
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2024 and July 31, 2023. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended April 30, 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of January 31, 2024, the carrying amount of the hedged convertible senior notes was $498.5 million and the total notional amount of our outstanding interest rate swaps was $500.0 million. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of January 31, 2024 and July 31, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of hedged liabilities was $3.4 million and $8.3 million, respectively.
The effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Gains (Losses)
	Three Months Ended January 31, 2024	Six Months Ended January 31, 2024
	(in thousands)
Interest rate swaps:
Hedged items	$6,007	$4,897
Derivatives designated as hedging instruments	(5,783)	(4,689)
Total	$224	$208

Note 9. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2023 Form 10-K for further information on the Notes.
During the three months ended January 31, 2024, the conditional conversion feature of the Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on January 31, 2024. Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2024 through April 30, 2024 (the last trading day of the fiscal quarter). Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
During the three months ended April 30, 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the liability component of the Notes consisted of the following:

	January 31,	July 31,
	2024	2023

	(in thousands)
Principal amount	$1,149,993	$1,149,993
Less:
Unamortized debt issuance costs	5,573	7,528
Hedge accounting fair value adjustments	3,409	8,306
Total	$1,141,011	$1,134,159
The interest expense related to the Notes consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Contractual interest expense	$359	$360	$718	$719
Amortization of debt issuance costs	978	973	1,955	1,945
Total	$1,337	$1,333	$2,673	$2,664
The total fair value of the Notes was $1,843.3 million and $1,411.4 million as of January 31, 2024 and July 31, 2023, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of January 31, 2024 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and six months ended January 31, 2024 and 2023, we have not exercised any Capped Call options. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2023 Form 10-K for further information on the Capped Calls.
Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of January 31, 2024, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2023 Form 10-K, except for a Cloud Platform Service agreement entered with a third-party service provider in December 2023 for a total minimum purchase commitment of $100.0 million over a five-year term.
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

Stock Options
The activity of stock options for the six months ended January 31, 2024 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2023	1,267	$18.54	2.1	$179,678
Granted	50	$198.03	—	—
Exercised	(468)	$8.23	—	$87,640
Canceled, forfeited or expired	—	—	—	—
Balance as of January 31, 2024	849	$34.80	1.8	$170,500
Exercisable and expected to vest as of July 31, 2023	1,210	$12.82	1.8	$178,616
Exercisable and expected to vest as of January 31, 2024	749	$16.00	0.8	$164,484
The aggregate intrinsic value of the options exercised represents the difference between the fair value of our common stock on the date of exercise and their exercise price. The total intrinsic value of options exercised for the six months ended January 31, 2024 and 2023 was $87.6 million and $30.0 million, respectively. The weighted-average grant-date fair value per share of stock options granted in the six months ended January 31, 2024 was $198.03.

We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended January 31,
2024

Expected term (in years)	6.0
Expected stock price volatility	59.5%
Risk-free interest rate	4.2%
Dividend yield	0.0%

There were no stock options granted during the six months ended January 31, 2023.

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the six months ended January 31, 2024:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2023	9,351	$139.95	$1,499,714
Granted	3,501	$173.32
Vested	(1,945)	$133.52	$366,164
Canceled or forfeited	(654)	$156.13
Balance as of January 31, 2024	10,253	$151.53	$2,416,430
As of January 31, 2024, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of January 31, 2024 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the three months ended January 31, 2024, employees purchased 0.2 million shares of our common stock under the ESPP at an average purchase price of $104.69 per share, resulting in total cash proceeds of $18.4 million. ESPP employee payroll contributions accrued as of January 31, 2024 and July 31, 2023, were $9.7 million and $7.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31,
	2024	2023

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	42.5% - 64.8%	62.4% - 75.9%
Risk-free interest rate	4.4% - 5.3%	4.2% - 4.7%
Dividend yield	0.0%	0.0%
Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company but continued to serve as a member of our Board of Directors through January 2024. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation expense of $9.9 million associated with the cancellation of unvested incentive equity awards which was recognized in research and development expenses in the condensed consolidated statement of operations for the six months ended January 31, 2023.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$13,029	$9,410	$25,613	$17,842
Sales and marketing	63,044	54,213	119,674	107,848
Research and development	42,872	29,005	83,065	53,536
General and administrative	21,487	17,110	41,218	35,685
Total	$140,432	$109,738	$269,570	$214,911
During the three months ended January 31, 2024 and 2023, we capitalized stock-based compensation associated with the development of software for internal-use of $6.4 million and $4.3 million, respectively. During the six months ended January 31, 2024 and 2023, the amount capitalized was $11.2 million and $8.3 million, respectively.
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
We recorded provision for income taxes of $8.0 million and $3.7 million for the three months ended January 31, 2024 and 2023, respectively, and $17.0 million and $8.4 million for the six months ended January 31, 2024 and 2023. The increase for the three months ended January 31, 2024 is primarily driven by the increase in foreign tax related to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business. The increase for the six months ended January 31, 2024 is primarily driven by the increase in foreign tax related to the increase in our pre-tax income in the foreign jurisdictions in which we conduct business and the integration of business acquisitions. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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

Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Net loss	$(28,469)	$(57,453)	$(61,952)	$(125,615)
Weighted-average shares used in computing net loss per share, basic and diluted	148,951	144,511	148,287	144,001
Net loss per share, basic and diluted	$(0.19)	$(0.40)	$(0.42)	$(0.87)
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
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of January 31, 2024.
The outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive consisted of the following:

	January 31,
	2024	2023

	(in thousands)
Unvested RSUs and shares of common stock	9,275	6,747
Stock options	849	1,444
Unvested PSAs (1)	1,056	721
Share purchase rights under the ESPP	826	796
Notes (2)	7,626	7,626
Total	19,632	17,334
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2024 and 2023, as they are not considered outstanding for accounting purposes. For further information refer to Note 11, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of January 31, 2024 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through January 31, 2024, have not been material. In connection with the issuance of the Notes, we entered into Capped Calls, which have not been included in the computation of the number of diluted shares outstanding, as their effect would be antidilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the six months ended January 31, 2024 and 2023, our revenue was $1,021.7 million and $743.1 million, respectively. We have incurred net losses in all periods since our inception. For the six months ended January 31, 2024 and 2023, our net loss was $62.0 million and $125.6 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended January 31, 2024 and 2023, the dollar-based net retention rate was 117% and above 125%, respectively.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
GAAP gross profit	$407,800	$299,994	$793,109	$578,845
Add:
Stock-based compensation expense and related payroll taxes	13,434	9,595	26,389	18,256
Amortization expense of acquired intangible assets	2,717	2,175	5,434	4,114
Non-GAAP gross profit	$423,951	$311,764	$824,932	$601,215
GAAP gross margin	78%	77%	78%	78%
Non-GAAP gross margin	81%	80%	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
GAAP loss from operations	$(45,457)	$(65,238)	$(91,514)	$(134,325)
Add:
Stock-based compensation expense and related payroll taxes	145,536	111,518	278,265	220,154
Amortization expense of acquired intangible assets	3,083	2,551	6,119	5,103
Non-GAAP income from operations	$103,162	$48,831	$192,870	$90,932
GAAP operating margin	(9)%	(17)%	(9)%	(18)%
Non-GAAP operating margin	20%	13%	19%	12%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. As of January 31, 2024, the accrued employee payroll contributions to our ESPP was $9.7 million, which will be used to purchase shares at the end of the current purchase period ending on June 15, 2024. Payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity upon issuance of the shares during our fourth quarter of fiscal 2024.

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Net cash provided by operating activities	$142,069	$89,481	$402,875	$217,938
Less:
Purchases of property, equipment and other assets	(30,894)	(18,681)	(59,553)	(43,883)
Capitalized internal-use software	(10,387)	(7,982)	(17,816)	(15,623)
Free cash flow	$100,788	$62,818	$325,506	$158,432
As a percentage of revenue:
Net cash provided by operating activities	27%	23%	39%	29%
Less:
Purchases of property, equipment and other assets	(6)%	(5)%	(6)%	(6)%
Capitalized internal-use software	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	19%	16%	32%	21%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $133.9 million, or 27%, for the three months ended January 31, 2024 over the three months ended January 31, 2023 and $250.3 million, or 30%, for the six months ended January 31, 2024 over the six months ended January 31, 2023. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$524,999	$387,598	$1,021,702	$743,146
Add: Total deferred revenue, end of period	1,502,175	1,111,880	1,502,175	1,111,880
Less: Total deferred revenue, beginning of period	(1,399,544)	(1,005,713)	(1,439,676)	(1,021,123)
Calculated billings	$627,630	$493,765	$1,084,201	$833,903

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for each of the three and six months ended January 31, 2024 and 2023, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Revenue	$524,999	$387,598	$1,021,702	$743,146
Cost of revenue (1)(2)	117,199	87,604	228,593	164,301
Gross profit	407,800	299,994	793,109	578,845
Operating expenses:
Sales and marketing (1)(2)	276,481	235,945	543,592	464,781
Research and development (1)(2)	122,181	85,765	235,720	160,711
General and administrative (1)	54,595	43,522	105,311	87,678
Total operating expenses	453,257	365,232	884,623	713,170
Loss from operations	(45,457)	(65,238)	(91,514)	(134,325)
Interest income	28,385	12,669	54,327	20,534
Interest expense (3)	(3,605)	(1,333)	(6,764)	(2,664)
Other income (expense), net	172	141	(1,040)	(722)
Loss before income taxes	(20,505)	(53,761)	(44,991)	(117,177)
Provision for income taxes (4)	7,964	3,692	16,961	8,438
Net loss	$(28,469)	$(57,453)	$(61,952)	$(125,615)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$13,434	$9,595	$26,389	$18,256
Sales and marketing	65,855	55,213	124,523	110,682
Research and development	44,120	29,380	85,163	54,613
General and administrative	22,127	17,330	42,190	36,603
Total	$145,536	$111,518	$278,265	$220,154

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,717	$2,175	$5,434	$4,114
Sales and marketing	226	178	452	356
Research and development	140	198	233	633
Total	$3,083	$2,551	$6,119	$5,103

(3) Includes amortization of debt issuance costs as follows:	$978	$973	$1,955	$1,945

(4) Includes tax expense associated with integration of a business acquisition as follows:	$—	$—	$3,259	$—

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	22	23	22	22
Gross margin	78	77	78	78
Operating expenses
Sales and marketing	53	61	53	63
Research and development	23	22	23	22
General and administrative	10	11	11	12
Total operating expenses	86	94	87	96
Operating margin	(8)	(17)	(9)	(18)
Interest income	5	3	5	3
Interest expense	(1)	—	—	(1)
Other income (expense), net	—	—	—	—
Loss before income taxes	(4)	(14)	(4)	(16)
Provision for income taxes	1	1	2	1
Net loss	(5)%	(15)%	(6)%	(17)%

Comparison of the Three Months Ended January 31, 2024 and 2023
Revenue

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$524,999	$387,598	$137,401	35%
Revenue increased by $137.4 million, or 35%, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $89.3 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from January 31, 2023 to January 31, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$117,199	$87,604	$29,595	34%
Gross margin	78%	77%
Cost of revenue increased by $29.6 million, or 34%, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The overall increase was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $17.2 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $13.4 million, inclusive of an increase of $3.6 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin increased from 77% for the three months ended January 31, 2023 to 78% for the three months ended January 31, 2024. The increase in gross margin was driven primarily by a change in the estimated useful life from four to five years for our servers and network equipment, which was effective beginning fiscal 2024. For further information refer to Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$276,481	$235,945	$40,536	17%
Sales and marketing expenses increased by $40.5 million, or 17%, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase was driven primarily by an increase in headcount, resulting in an increase of $34.6 million in employee-related expenses, inclusive of an increase of $8.8 million in stock-based compensation expense and an increase of $6.8 million in sales commissions expense. The remainder of the increase was primarily attributable to increased expenses of $11.0 million in travel expenses.
Research and Development Expenses

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$122,181	$85,765	$36,416	42%
Research and development expenses increased by $36.4 million, or 42%, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was driven primarily by an increase of $35.9 million in employee-related expenses, inclusive of an increase of $13.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $2.6 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $2.4 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$54,595	$43,522	$11,073	25%
General and administrative expenses increased by $11.1 million, or 25%, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase was driven primarily by an increase of $10.6 million in employee-related expenses, inclusive of an increase of $4.4 million in stock-based compensation expense, primarily due to an increase in headcount.
Interest Income

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$28,385	$12,669	$15,716	124%
Interest income increased by $15.7 million for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(3,605)	$(1,333)	$(2,272)	170%
Interest expense increased by $2.3 million for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase was driven primarily by fair value hedge adjustments related to our Notes.
Other Income, Net

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$172	$141	$31	22%
Other income, net remained approximately unchanged for the three months ended January 31, 2024 compared to the three months ended January 31, 2023.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$7,964	$3,692	$4,272	116%
Our provision for income taxes increased by $4.3 million for the three months ended January 31, 2024, compared to the three months ended January 31, 2023. The increase was primarily driven by increased pre-tax income in the foreign jurisdictions in which we conduct business.
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

Comparison of the Six Months Ended January 31, 2024 and 2023
Revenue

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$1,021,702	$743,146	$278,556	37%
Revenue increased by $278.6 million, or 37%, for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $195.6 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from January 31, 2023 to January 31, 2024.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$228,593	$164,301	$64,292	39%
Gross margin	78%	78%
Cost of revenue increased by $64.3 million, or 39%, for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The overall increase was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $37.8 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $28.0 million, inclusive of an increase of $7.8 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin remained flat at 78% for the six months ended January 31, 2024, compared to the six months ended January 31, 2023.
Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$543,592	$464,781	$78,811	17%
Sales and marketing expenses increased by $78.8 million, or 17%, for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was driven primarily by an increase in headcount, resulting in an increase of $64.9 million in employee-related expenses, inclusive of an increase of $12.9 million in sales commissions expense and an increase of $11.8 million in stock-based compensation expense. The remainder of the increase was primarily attributable to increased expenses of $15.6 million in travel expenses and $5.3 million in marketing and advertising expenses.

Research and Development Expenses

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$235,720	$160,711	$75,009	47%
Research and development expenses increased by $75.0 million, or 47%, for the six months ended January 31, 2024, compared to the six months ended January 31, 2023, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was driven primarily by an increase of $72.5 million in employee-related expenses, inclusive of an increase of $29.5 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $6.0 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $2.1 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$105,311	$87,678	$17,633	20%
General and administrative expenses increased by $17.6 million, or 20%, for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was driven primarily by an increase of $17.9 million in employee-related expenses, inclusive of an increase of $5.6 million in stock-based compensation expense, primarily due to an increase in headcount. The increase was partially offset by a decrease in professional services of $2.5 million.
Interest Income

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$54,327	$20,534	$33,793	165%
Interest income increased by $33.8 million for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.

Interest Expense

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(6,764)	$(2,664)	$(4,100)	154%
Interest expense increased by $4.1 million for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Other expense, net	$(1,040)	$(722)	$(318)	44%
Other expense, net increased by $0.3 million for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Six Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$16,961	$8,438	$8,523	101%
Our provision for income taxes increased by $8.5 million for the six months ended January 31, 2024, compared to the six months ended January 31, 2023. The increase was primarily driven by a tax expense associated with the integration of a business acquisition and increased pre-tax income in the foreign jurisdictions in which we conduct business.
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

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,459.8 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,152.3 million as of January 31, 2024. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2024, we had deferred revenue of $1,502.2 million, of which $1,316.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

As of January 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$402,875	$217,938
Net cash provided by (used in) investing activities	$(248,750)	$12,352
Net cash provided by financing activities	$22,255	$13,512
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2024 was $402.9 million, which resulted from a net loss of $62.0 million, adjusted for non-cash charges of $383.4 million and net cash inflows of $81.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $269.6 million for stock-based compensation expense, $61.5 million for amortization of deferred contract acquisition costs, $29.4 million for depreciation and amortization expense, $21.6 million for non-cash operating lease costs, $6.1 million for amortization expense of acquired intangible assets and unrealized gains on hedging transactions of $2.8 million. Non-cash charges were partially offset by accretion of investments purchased at a discount of $9.6 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $102.4 million in accounts receivable, primarily due to timing of billings and collections, an increase of $62.5 million in deferred revenue, an increase of $6.0 million in accrued expenses, other current and noncurrent liabilities and a decrease of $2.7 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $67.7 million in deferred contract acquisition costs and a decrease of $22.5 million in operating lease liabilities, and a decrease of $2.4 million in accounts payable.
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

Investing Activities
Net cash used in investing activities during the six months ended January 31, 2024 of $248.8 million was primarily attributable to the purchases of short-term investments of $761.8 million, capital expenditures of $77.4 million to support the growth and expansion of our cloud platform, and $4.4 million, net of cash acquired for a business acquisition. These activities were partially offset by proceeds from the maturity and sale of short-term investments of $596.8 million.
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

Financing Activities
Net cash provided by financing activities of $22.3 million during the six months ended January 31, 2024 was primarily attributable to $18.4 million in proceeds from the issuance of common stock under the ESPP and $3.8 million from proceeds from the exercise of stock options.
Net cash provided by financing activities of $13.5 million during the six months ended January 31, 2023 was primarily attributable to $11.4 million in proceeds from the issuance of common stock under the ESPP and $2.1 million from proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended January 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K, other than to non-cancelable purchase obligations. For further information refer to Note 10, Commitments and Contingencies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2023 Form 10-K. There have been no significant changes to these policies for the six months ended January 31, 2024, other than the change in useful lives of our servers and networking equipment as described in Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2023 Form 10-K.
Interest Rate Risk
As of January 31, 2024, we had cash, cash equivalents and short-term investments totaling $2,459.8 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2024, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $10.7 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for six months ended January 31, 2024 and 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of our disclosure controls and procedures as of January 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in all periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $202.3 million, $390.3 million and $262.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of January 31, 2024, we had an accumulated deficit of $1,152.3 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
•companies such as Skyhigh Security (previously McAfee Enterprise), Trellix (a combination of McAfee Enterprise and FireEye, Inc.), Forcepoint Inc. (previously, Websense, Inc.), Netskope, Inc. and Ivanti (previously Pulse Secure), LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 26% of our revenue for fiscal 2023, 28% of our revenue for fiscal 2022 and 34% of our revenue for fiscal 2021, and 25% and 27% of our revenue for the six months ended January 31, 2024 and 2023, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. For example, advancements in technology, such as artificial intelligence ("AI") and machine learning ("ML"), are changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
Issues in the development, use and execution of AI and ML, combined with an uncertain regulatory environment, may harm our business.
We are increasingly utilizing and have recently begun building and executing AI and ML capabilities, including, for example, those relating to generative AI and large language models, into our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly in order to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption, and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. The use of artificial intelligence technologies also presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including new proposed rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property, and other laws, and brand or reputational harm.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications, security software and AI and ML solutions. In addition, the United States and other regions in which we operate have in the past and may again in the future experience acute workforce shortages for highly skilled workers, which in turn, can create hyper-competitive wage environments that may impact our ability to attract and retain employees. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the ongoing cybersecurity attacks on global corporations and governments. Recently, we have needed to hire and expect to hire key sales leaders for various markets. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, certain of our key employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection, information security and cybersecurity, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and ML, may also become subject to regulation under new laws or new applications of existing laws. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and was subsequently modified by the California Privacy Rights Act ("CPRA") which took effect in January 2023. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. Numerous other states, including Colorado, Delaware, Connecticut, Florida, Indiana, Iowa, Montana, Oregon, Texas, Tennessee, Utah, and Virginia, have enacted privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, the UK has implemented legislation that substantially mirrors the GDPR, and which provides for similar fines for noncompliance as the GDPR. The number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, and telecommunications services jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations, relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. For example, evolving obligations relating to data transfers outside of the European Economic Area, Switzerland, and the United Kingdom, such as the EU-U.S. Data Privacy Framework, the UK Extension to

the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Framework, impose additional due diligence and other measures in the procurement process. These and other new and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual or suspected security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
•difficulties in complying with regulations relating to AI and ML;
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2023, 35% of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
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
The United States has recently experienced historically high levels of inflation. While inflation rates moderated in 2023, the U.S. Department of Labor reported that annual inflation rates for the United States were approximately 6.5% for 2022 and 7.0% for 2021. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Additionally, the United States technology industry is experiencing a workforce shortage for highly skilled workers, which, in turn, has created a hyper-competitive wage environment that may further increase our operating costs. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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

In 2021, Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.
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
•experience delays in extending our internal control over financial reporting to new acquisitions or investments;
•experience delays in our quarterly close process and related filings with the SEC; and
•become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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
As of January 31, 2024, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 44.0% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.9% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended January 31, 2024, the conditions allowing holders of the Notes to convert were met. Accordingly, the Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2024 through April 30, 2024 (the last trading day of the fiscal quarter). If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In June 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). This standard removes the separation model for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. We adopted this standard effective on August 1, 2022, the beginning of fiscal 2023, using the modified retrospective method. In accordance with the adoption of ASU 2020-06 and using the modified retrospective method, prior period amounts have not been adjusted. This standard resulted in our Notes being accounted for as a single unit of debt and we will no longer be required to record the conversion feature in equity, as required by the former standard (Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20). This further eliminated the need for amortization of the debt discount as interest expense required under ASC 470-20 and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the Notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. Formerly, in accordance with ASC 470-20, we used the treasury stock method to calculate the potential diluted effect of the Notes; however, upon adoption of ASU 2020-06 we are required to use the if-converted method. Accordingly, to account for the potentially diluted shares related to the Notes under a net income position, we are required to add back the interest expense to the net income and include approximately 7.63 million shares related to the Notes.
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
In addition, natural disasters, acts of war, international conflicts, such as the Russia-Ukraine and Israel-Hamas crises, terrorism and other geo-political unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and may become more frequent and effective through the use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During three months ended January 31, 2024, the following officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On January 4, 2024, Remo Canessa, the Company’s chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 50,000 shares of our common stock and (ii) up to 100% of the shares of our common stock issued upon the settlement of 38,733 outstanding RSUs and PSUs, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 4, 2025, or earlier if all transactions under the trading arrangement are completed.
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

Zscaler, Inc.

March 6, 2024	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer