Form 10-Q
period 2024-04-30
Zscaler, Inc.
filed 2024-06-07
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2024, the number of shares of registrant’s common stock outstanding was 151,149,087.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•beliefs about the impact of macroeconomic influences and instability, including the ongoing effects of inflation, and geopolitical events on our business;
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
•our ability to develop new solutions, or enhancements to our existing solutions, including artificial intelligence and machine learning capabilities, and bring them to market in a timely manner;
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

•our expectations regarding settlement of the Notes (as defined in Note 10, Convertible Senior Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2024	July 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,259,197	$1,262,206
Short-term investments	980,802	838,026
Accounts receivable, net	506,284	582,636
Deferred contract acquisition costs	135,095	115,827
Prepaid expenses and other current assets	88,636	91,619
Total current assets	2,970,014	2,890,314
Property and equipment, net	330,646	242,355
Operating lease right-of-use assets	92,473	70,671
Deferred contract acquisition costs, noncurrent	268,079	259,407
Acquired intangible assets, net	68,959	25,859
Goodwill	417,029	89,192
Other noncurrent assets	51,551	30,519
Total assets	$4,198,751	$3,608,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,030	$18,481
Accrued expenses and other current liabilities	82,639	64,975
Accrued compensation	163,119	136,800
Deferred revenue	1,376,676	1,281,143
Operating lease liabilities	50,857	34,469
Total current liabilities	1,701,321	1,535,868
Convertible senior notes, net	1,137,687	1,134,159
Deferred revenue, noncurrent	200,338	158,533
Operating lease liabilities, noncurrent	46,897	41,917
Other noncurrent liabilities	19,369	12,728
Total liabilities	3,105,612	2,883,205
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2024 and July 31, 2023; 151,304 and 147,169 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	151	147
Additional paid-in capital	2,241,865	1,816,915
Accumulated other comprehensive loss	(15,675)	(1,576)
Accumulated deficit	(1,133,202)	(1,090,374)
Total stockholders’ equity	1,093,139	725,112
Total liabilities and stockholders’ equity	$4,198,751	$3,608,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenue	$553,201	$418,800	$1,574,903	$1,161,946
Cost of revenue	118,331	95,849	346,924	260,150
Gross profit	434,870	322,951	1,227,979	901,796
Operating expenses:
Sales and marketing	262,447	236,273	806,039	701,054
Research and development	124,958	92,637	360,678	253,348
General and administrative	50,478	43,486	155,789	131,164
Restructuring and other charges	—	6,301	—	6,301
Total operating expenses	437,883	378,697	1,322,506	1,091,867
Loss from operations	(3,013)	(55,746)	(94,527)	(190,071)
Interest income	27,570	18,577	81,897	39,111
Interest expense	(2,764)	(1,383)	(9,528)	(4,047)
Other expense, net	(927)	(809)	(1,967)	(1,531)
Income (loss) before income taxes	20,866	(39,361)	(24,125)	(156,538)
Provision for income taxes	1,742	6,685	18,703	15,123
Net income (loss)	$19,124	$(46,046)	$(42,828)	$(171,661)
Net income (loss) per share
Basic	$0.13	$(0.32)	$(0.29)	$(1.19)
Diluted	$0.12	$(0.32)	$(0.29)	$(1.19)
Weighted-average shares used in computing net income (loss) per share
Basic	150,290	145,354	148,945	144,442
Diluted	154,081	145,354	148,945	144,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income (loss)	$19,124	$(46,046)	$(42,828)	$(171,661)
Available-for-sale securities:
Change in net unrealized gains (loss) on available-for-sale securities	(5,940)	2,817	2,675	4,670
Cash flow hedging instruments:
Change in net unrealized gains (loss)	(5,316)	817	(13,099)	10,797
Net realized (gains) losses reclassified into net income (loss)	(1,410)	1,301	(3,675)	10,281
Net change on cash flow hedges	(6,726)	2,118	(16,774)	21,078
Other comprehensive income (loss)	(12,666)	4,935	(14,099)	25,748
Comprehensive income (loss)	$6,458	$(41,111)	$(56,927)	$(145,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856
Issuance of common stock upon exercise of stock options	305	—	7,439	—	—	7,439
Vesting of restricted stock units	897	1	(1)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Fair value of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	116,581	—	—	116,581
Other comprehensive loss	—	—	—	(12,666)	—	(12,666)
Net income	—	—	—	—	19,124	19,124
Balance as of April 30, 2024	151,304	$151	$2,241,865	$(15,675)	$(1,133,202)	$1,093,139
Stockholders' equity activity for the three months ended April 30, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	145,087	$145	$1,547,203	$(5,037)	$(1,013,654)	$528,657
Issuance of common stock upon exercise of stock options	128	—	1,090	—	—	1,090
Vesting of restricted stock units	627	1	(1)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	32	—	—	—	—	—
Stock-based compensation	—	—	112,638	—	—	112,638
Other comprehensive income	—	—	—	4,935	—	4,935
Net loss	—	—	—	—	(46,046)	(46,046)
Balance as of April 30, 2023	145,874	$146	$1,660,930	$(102)	$(1,059,700)	$601,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	773	—	11,287	—	—	11,287
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units	2,842	4	(4)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Fair value of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	391,455	—	—	391,455
Other comprehensive loss	—	—	—	(14,099)	—	(14,099)
Net loss	—	—	—	—	(42,828)	(42,828)
Balance as of April 30, 2024	151,304	$151	$2,241,865	$(15,675)	$(1,133,202)	$1,093,139

Stockholders' equity activity for the nine months ended April 30, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	352	—	3,194	—	—	3,194
Issuance of common stock under the employee stock purchase plan	115	—	11,410	—	—	11,410
Vesting of restricted stock units	2,337	3	(3)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	32	—	—	—	—	—
Stock-based compensation	—	—	329,182	—	—	329,182
Other comprehensive income	—	—	—	25,748	—	25,748
Net loss	—	—	—	—	(171,661)	(171,661)
Balance as of April 30, 2023	145,874	$146	$1,660,930	$(102)	$(1,059,700)	$601,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(42,828)	$(171,661)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	47,033	39,769
Amortization expense of acquired intangible assets	9,500	8,078
Amortization of deferred contract acquisition costs	94,711	71,368
Amortization of debt issuance costs	2,934	2,919
Non-cash operating lease costs	34,913	23,320
Stock-based compensation expense	382,806	322,730
Accretion of investments purchased at a discount	(14,584)	(3,389)
Unrealized (gains) losses on hedging transactions	1,574	(1,140)
Deferred income taxes	(5,769)	158
Other	1,717	(947)
Changes in operating assets and liabilities, net of effects of business combinations
Accounts receivable	78,406	23,005
Deferred contract acquisition costs	(122,651)	(110,566)
Prepaid expenses, other current and noncurrent assets	(23,452)	(29,605)
Accounts payable	7,520	(4,079)
Accrued expenses, other current and noncurrent liabilities	14,647	14,861
Accrued compensation	12,816	10,933
Deferred revenue	132,354	154,256
Operating lease liabilities	(35,358)	(23,603)
Net cash provided by operating activities	576,289	326,407
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(95,204)	(70,127)
Capitalized internal-use software	(32,453)	(23,962)
Payments for business acquisitions, net of cash acquired	(361,781)	(15,643)
Purchase of strategic investments	(2,000)	(2,200)
Purchases of short-term investments	(1,003,972)	(740,239)
Proceeds from maturities of short-term investments	839,253	748,166
Proceeds from sale of short-term investments	47,165	25,083
Net cash used in investing activities	(608,992)	(78,922)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	11,287	3,194
Proceeds from issuance of common stock under the employee stock purchase plan	18,407	11,410
Other	—	(2)
Net cash provided by financing activities	29,694	14,602
Net increase (decrease) in cash and cash equivalents	(3,009)	262,087
Cash and cash equivalents at beginning of period	1,262,206	1,013,210
Cash and cash equivalents at end of period	$1,259,197	$1,275,297
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$19,429	$6,582
Cash paid for interest expense	$718	$719
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$54,007	$18,737
Net change in purchased equipment included in accounts payable and accrued expenses	$2,109	$3,120

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2023 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2024, the condensed consolidated statements of operations for the three and nine months ended April 30, 2024 and 2023, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2024 and 2023 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2024 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2024 or for any other future fiscal year or interim period.

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
In August 2023, we completed an assessment of the useful lives of our servers and networking equipment, which resulted in an extension of their useful lives from four to five years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of these assets as of July 31, 2023, this change decreased depreciation expense by $3.4 million and $9.7 million for the three and nine months ended April 30, 2024, respectively.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2024, for example, refer to our fiscal year ending July 31, 2024.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for us in the annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. We are currently evaluating the potential impact of this standard.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosures of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). This standard is effective for us in the annual periods beginning in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027. We are currently evaluating the potential impact of this standard.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% and 97% of our revenue for the three and nine months ended April 30, 2024, respectively, and 97% for each of the three and nine months ended April 30, 2023, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$278,974	50%	$212,454	51%	$790,476	50%	$581,477	50%
Europe, Middle East and Africa	170,815	31%	128,964	31%	492,086	31%	370,713	32%
Asia Pacific	83,773	15%	62,928	15%	237,912	15%	172,785	15%
Other	19,639	4%	14,454	3%	54,429	4%	36,971	3%
Total	$553,201	100%	$418,800	100%	$1,574,903	100%	$1,161,946	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$502,362	91%	$383,222	92%	$1,437,410	91%	$1,070,744	92%
Direct customers	50,839	9%	35,578	8%	137,493	9%	91,202	8%
Total	$553,201	100%	$418,800	100%	$1,574,903	100%	$1,161,946	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances, as of April 30, 2024 and July 31, 2023 was $1,577.0 million and $1,439.7 million, respectively. In the nine months ended April 30, 2024 and 2023, we recognized revenue of $1,115.1 million and $802.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.

Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,824.1 million. We expect to recognize 51% of the transaction price over the next 12 months and 95% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$381,474	$315,151	$375,234	$297,002
Capitalization of contract acquisition costs	54,907	46,364	122,651	110,566
Amortization of deferred contract acquisition costs	(33,207)	(25,315)	(94,711)	(71,368)
Ending balance	$403,174	$336,200	$403,174	$336,200
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2024	July 31, 2023

	(in thousands)
Deferred contract acquisition costs, current	$135,095	$115,827
Deferred contract acquisition costs, noncurrent	268,079	259,407
Total deferred contract acquisition costs	$403,174	$375,234
Sales commissions accrued but not paid as of April 30, 2024 and July 31, 2023, totaled $33.4 million and $48.0 million, respectively, which are included within accrued compensation in the condensed consolidated balance sheets.

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$756,115	$—	$—	$756,115
U.S. treasury securities	242,890	—	(26)	242,864
U.S. government agency securities	17,453	—	(2)	17,451
Certificates of deposit	52,583	—	—	52,583
Total cash equivalents	$1,069,041	$—	$(28)	$1,069,013

Short-term investments:
U.S. treasury securities	$286,264	$—	$(2,838)	$283,426
U.S. government agency securities	151,656	—	(1,447)	150,209
Corporate debt securities	542,578	34	(3,445)	539,167
Certificates of deposit	8,000	—	—	8,000
Total short-term investments	$988,498	$34	$(7,730)	$980,802

Total cash equivalents and short-term investments	$2,057,539	$34	$(7,758)	$2,049,815
Cash equivalents and short-term investments consisted of the following as of July 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$768,003	$—	$—	$768,003
U.S. treasury securities	157,250	—	(30)	157,220
U.S. government agency securities	166,671	—	(35)	166,636
Corporate debt securities	38,800	—	—	38,800
Total cash equivalents	$1,130,724	$—	$(65)	$1,130,659

Short-term investments:
U.S. treasury securities	$175,451	$—	$(1,875)	$173,576
U.S. government agency securities	266,392	2	(4,299)	262,095
Corporate debt securities	406,517	49	(4,211)	402,355
Total short-term investments	$848,360	$51	$(10,385)	$838,026

Total cash equivalents and short-term investments	$1,979,084	$51	$(10,450)	$1,968,685

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2024:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$494,507	$492,508
Due between one to three years	493,991	488,294
Total	$988,498	$980,802
Short-term investments that were in an unrealized loss position as of April 30, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$274,376	$(2,838)	$—	$—	$274,376	$(2,838)
U.S. government agency securities	87,456	(297)	62,752	(1,150)	150,208	(1,447)
Corporate debt securities	359,390	(2,762)	61,648	(683)	421,038	(3,445)
Total	$721,222	$(5,897)	$124,400	$(1,833)	$845,622	$(7,730)
Short-term investments that were in an unrealized loss position as of July 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,576	$(1,875)	$—	$—	$173,576	$(1,875)
U.S. government agency securities	119,558	(292)	131,530	(4,007)	251,088	(4,299)
Corporate debt securities	232,504	(2,034)	82,599	(2,177)	315,103	(4,211)
Total	$525,638	$(4,201)	$214,129	$(6,184)	$739,767	$(10,385)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2024 and July 31, 2023.
As of April 30, 2024 and July 31, 2023, we recorded $10.6 million and $7.2 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. As of April 30, 2024 and July 31, 2023, the carrying amount of our strategic investments was $9.8 million and $7.8 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of April 30, 2024:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$756,115	$756,115	$—	$—
U.S. treasury securities	242,864	—	242,864	—
U.S. government agency securities	17,451	—	17,451	—
Certificates of deposit	52,583	—	52,583	—
Total cash equivalents	$1,069,013	$756,115	$312,898	$—

Short-term investments:
U.S. treasury securities	$283,426	$—	$283,426	$—
U.S. government agency securities	150,209	—	150,209	—
Corporate debt securities	539,167	—	539,167	—
Certificates of deposit	8,000	—	8,000	—
Total short-term investments	$980,802	$—	$980,802	$—

Total cash equivalents and short-term investments	$2,049,815	$756,115	$1,293,700	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$1,647	$—	$1,647	$—
Foreign currency contracts assets-noncurrent (2)	$622	$—	$622	$—
Foreign currency contracts liabilities-current (3)	$6,151	$—	$6,151	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,345	$—	$1,345	$—
Interest rate contracts liabilities-current (3)	$4,816	$—	$4,816	$—
Interest rate contracts liabilities-noncurrent (4)	$2,445	$—	$2,445	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,168	$—	$2,168	$—
Foreign currency contracts liabilities-current (3)	$1,976	$—	$1,976	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2024 and July 31, 2023.

Note 5. Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	April 30, 2024	July 31, 2023

	(in thousands)
Hosting equipment	$370,734	$280,851
Capitalized internal-use software	171,063	120,877
Computers and equipment	6,552	7,107
Purchased software	1,103	1,311
Furniture and fixtures	1,055	1,025
Leasehold improvements	8,423	7,608
Total property and equipment, gross	558,930	418,779
Less: Accumulated depreciation and amortization	(228,284)	(176,424)
Total property and equipment, net	$330,646	$242,355
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life ranging from five years to 10 years. As of April 30, 2024, their historical cost and accumulated amortization were $12.4 million and $2.5 million, respectively. As of July 31, 2023, their historical cost and accumulated amortization were $8.6 million and $1.6 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $17.7 million and $14.5 million for the three months ended April 30, 2024 and 2023, respectively, and $47.0 million and $39.8 million for the nine months ended April 30, 2024 and 2023, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $3.4 million and $2.2 million for the three months ended April 30, 2024 and 2023, respectively, and $9.3 million and $5.9 million for the nine months ended April 30, 2024 and 2023, respectively.
Note 6. Business Combinations
Airgap Networks Inc.
On April 12, 2024, we completed the acquisition of Airgap Networks Inc. ("Airgap"), an early-stage technology company incorporated in United States, for total purchase price consideration of $124.4 million. We plan to integrate Airgap's technology into our cloud platform.
In addition to the cash consideration noted above, pursuant to the terms of the purchase agreement, certain Airgap employees who became our employees are entitled to receive deferred merger consideration of $22.7 million payable in the form of restricted shares of our authorized common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. Additionally, in connection with this acquisition, we committed to issue replacement awards with a fair value of $6.2 million, of which $1.4 million attributable to pre-combination vesting was allocated to the purchase price consideration. The remaining fair value is attributable to post-combination vesting and will be recognized as compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of April 12, 2024. The purchase price consideration was allocated on a preliminary basis, subject to working capital adjustment, to identified intangible assets, which include $28.7 million of developed technology, $3.1 million of customer relationships, and

$95.5 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition related transaction expenses were not material and recorded as incurred within general and administrative expenses in the condensed consolidated statement of operations for the three months ended April 30, 2024.
The acquisition qualified as a stock transaction for tax purposes. The goodwill is not expected to be deductible for income tax purposes.
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the acquired intangible assets, deferred tax and goodwill.
The preliminary allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash, cash equivalents and other assets	$5,764
Acquired intangible assets:
Developed technology	28,700	5 years
Customer relationships	3,100	5 years
Goodwill	95,463
Total	$133,027
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$3,467
Deferred tax liability	5,123
Total	$8,590

Total purchase price consideration	$124,437

Avalor Technologies Ltd.
On March 8, 2024 we completed the acquisition of Avalor Technologies Ltd. ("Avalor"), an early-stage technology company incorporated in Israel, for total purchase price consideration of $256.7 million. We plan to integrate this company's technology into our cloud platform.
In addition to the cash consideration noted above, pursuant to the terms of the stock purchase agreement, certain Avalor employees who became our employees are entitled to receive deferred merger consideration of $54.8 million payable in the form of restricted shares of our authorized common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. Additionally, in connection with this acquisition, we committed to issue replacement awards with a fair value $14.4 million, of which $2.4 million attributable to pre-combination vesting was allocated to the purchase price consideration. The remaining fair value is attributable to post-combination vesting and will be recognized as compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of March 8, 2024. The purchase price consideration was allocated on a preliminary basis, subject to working capital adjustment, to identified intangible assets, which include $14.7 million of developed technology, $3.3 million of customer relationships, and $229.2 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition related transaction expenses were not material and recorded as incurred within general and administrative expenses in the condensed consolidated statement of operations for the three months ended April 30, 2024.
The acquisition qualified as a stock transaction for tax purposes. The goodwill is not expected to be deductible for income tax purposes.
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the acquired intangible assets, deferred tax and goodwill.
The preliminary allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash, cash equivalents and other assets	$13,405
Acquired intangible assets:
Developed technology	14,700	5 years
Customer relationships	3,300	5 years
Deferred tax asset	841
Goodwill	229,151
Total	$261,397
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$4,017
Deferred tax liability	693
Total	$4,710

Total purchase price consideration	$256,687
Securelyshare Software Private Ltd.

On August 31, 2023, we completed the acquisition of Securelyshare Software Private Ltd. ("Securelyshare"), an early-stage technology company incorporated in India, for total purchase price consideration of $5.3 million. We plan to integrate this company's technology into our cloud platform. The transaction was accounted for as a business combination. We recognized intangible assets of $2.8 million for developed technology and goodwill of $3.2 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition qualified as a stock transaction for tax purposes. The goodwill is not expected to be deductible for income tax purposes.

Canonic Security Technologies Ltd.
On February 20, 2023, we completed the acquisition of Canonic Security Technologies Ltd. ("Canonic"), an early-stage technology company incorporated in Israel, for total purchase price consideration of $16.5 million. We plan to integrate this company's technology into our cloud platform.
In addition to the cash consideration noted above, pursuant to the terms of the purchase agreement, certain of Canonic's employees who became our employees are entitled to receive deferred merger consideration of $3.8 million payable in the form of restricted shares of our authorized common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable assets as of February 20, 2023. The allocation of the purchase price consideration resulted in the recognition of $10.6 million of goodwill and $5.1 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition related transaction expenses were not material and recorded as incurred within general and administrative expenses in the condensed consolidated statement of operations for the three months ended April 30, 2023.
The acquisition qualified as a stock transaction for tax purposes. The goodwill is not expected to be deductible for income tax purposes.
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

Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the nine months ended April 30, 2024 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2023	$89,192
Goodwill acquired	327,837
Balance as of April 30, 2024	$417,029

Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During the three and nine months ended April 30, 2024, in connection with the acquisition of Airgap, Avalor and Securelyshare, we acquired developed technology and customer relationships with a fair value of $46.2 million and $6.4 million, respectively, and each of them with an estimated useful life of five years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for the nine months ended April 30, 2024 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2023	Additions	April 30, 2024	July 31, 2023	Amortization Expense	April 30, 2024	July 31, 2023	April 30, 2024	April 30, 2024
	(in thousands)								(years)
Developed technology	$53,456	$46,200	$99,656	$(29,259)	$(8,769)	$(38,028)	$24,197	$61,628	4.3
Customer relationships	3,560	6,400	9,960	(1,898)	(731)	(2,629)	1,662	7,331	4.6
Total	$57,016	$52,600	$109,616	$(31,157)	$(9,500)	$(40,657)	$25,859	$68,959	4.4
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2024 was $3.4 million and $9.5 million, respectively, and for the three and nine months ended April 30, 2023 was $3.0 million and $8.1 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of April 30, 2024 consists of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2024 (remaining three months)	$5,123
2025	16,785
2026	15,772
2027	12,948
2028	11,115
2029	7,216
Total	$68,959

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. All cash flow hedges were considered effective during the three and nine months ended April 30, 2024 and 2023.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and nine months ended April 30, 2024 and 2023.
As of April 30, 2024 and July 31, 2023, the total notional amount of our outstanding designated foreign currency forward contracts was $530.9 million and $457.6 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $303.0 million and $182.9 million, respectively. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. As of April 30, 2024, an estimated $5.3 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of April 30, 2024 and July 31, 2023.
During the three and nine months ended April 30, 2024 and 2023, changes in the fair value of our non-designated derivative instruments recorded within other expense, net within the condensed consolidated statement of operations, were not material.
The changes in accumulated other comprehensive income (loss) ("AOCI") related to our cash flow hedges consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2024	2023	2024	2023
	(in thousands)
Balance of AOCI as of the beginning of the period	$(1,111)	$5,216	$8,937	$(13,744)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(5,316)	817	(13,099)	10,797
(Gains) losses reclassified from AOCI into the condensed consolidated statement of operations (1)	(1,410)	1,301	(3,675)	10,281
Balance of AOCI as of the end of the period	$(7,837)	$7,334	$(7,837)	$7,334

(1) (Gains) losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$(352)	$247	$(849)	$1,660
Sales and marketing	(682)	711	(2,006)	6,764
Research and development	(197)	272	(412)	1,319
General and administrative	(179)	71	(408)	538
Total	$(1,410)	$1,301	$(3,675)	$10,281
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2024 and July 31, 2023. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended April 30, 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of April 30, 2024 and July 31, 2023 the carrying amount of the hedged convertible senior notes was $496.6 million and $496.4 million, respectively. The total notional amount of our outstanding interest rate swaps was $500.0 million as of April 30, 2024 and July 31, 2023. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of April 30, 2024 and July 31, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of hedged liabilities was $7.7 million and $8.3 million, respectively.
The effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Gains (Losses)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Interest rate swaps:
Hedged items	$(4,303)	$650	$594	$650
Derivatives designated as hedging instruments	3,923	(596)	(766)	(596)
Total	$(380)	$54	$(172)	$54

Note 9. Restructuring and Other Charges
On March 1, 2023, we announced a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles, and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%.
During the three months ended April 30, 2023, we incurred $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges and $1.0 million of stock-based compensation expense related to modified equity incentive awards. These charges were recorded within restructuring and other charges in the condensed consolidated statements of operations. The restructuring plan was completed during the three months ended October 31, 2023.

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
During the three months ended April 30, 2024, the conditions allowing holders of the Notes to convert were not met. Conversion notices received through April 30, 2024 have not been material.
During the three months ended April 30, 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the liability component of the Notes consisted of the following:

	April 30,	July 31,
	2024	2023

	(in thousands)
Principal amount	$1,149,993	$1,149,993
Less:
Unamortized debt issuance costs	4,594	7,528
Hedge accounting fair value adjustments	7,712	8,306
Total	$1,137,687	$1,134,159
The interest expense related to the Notes consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Contractual interest expense	$359	$359	$1,077	$1,078
Amortization of debt issuance costs	979	974	2,934	2,919
Total	$1,338	$1,333	$4,011	$3,997
The total fair value of the Notes was $1,455.7 million and $1,411.4 million as of April 30, 2024 and July 31, 2023, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of April 30, 2024 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and nine months ended April 30, 2024 and 2023, we have not exercised any Capped Call options. Refer to Note 10, Convertible

Senior Notes, to the audited consolidated financial statements included in our Fiscal 2023 Form 10-K for further information on the Capped Calls.
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as technology equipment, subscription-based cloud service arrangements, corporate and marketing events and consulting services. As of April 30, 2024, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2023 Form 10-K, except for a Cloud Platform Service agreement entered with a third-party service provider in December 2023 for a total minimum purchase commitment of $100.0 million over a five-year term.
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

Stock Options
The activity of stock options for the nine months ended April 30, 2024 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2023	1,267	$18.54	2.1	$179,678
Granted	50	$198.03
Exercised	(773)	$14.61		$141,503
Canceled, forfeited or expired	—	—
Balance as of April 30, 2024	544	$40.63	2.4	$73,218
Exercisable and expected to vest as of July 31, 2023	1,210	$12.82	1.8	$178,616
Exercisable and expected to vest as of April 30, 2024	444	$10.24	0.9	$72,220
The total intrinsic value of options exercised for the nine months ended April 30, 2024 and 2023 was $141.5 million and $42.7 million, respectively. The weighted-average grant-date fair value per share of stock options granted in the nine months ended April 30, 2024 was $198.03. There were no stock options granted during the nine months ended April 30, 2023.

We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended April 30,
2024

Expected term (in years)	6.0
Expected stock price volatility	59.5%
Risk-free interest rate	4.2%
Dividend yield	0.0%

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the nine months ended April 30, 2024:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2023	9,351	$139.95	$1,499,714
Granted	4,596	$181.59
Vested	(2,842)	$134.14	$540,188
Canceled or forfeited	(1,509)	$160.28
Balance as of April 30, 2024	9,596	$158.41	$1,659,520
As of April 30, 2024, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of April 30, 2024 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended April 30, 2024, employees purchased 0.2 million shares of our common stock under the ESPP at an average purchase price of $104.69 per share, resulting in total cash proceeds of $18.4 million. ESPP employee payroll contributions accrued as of April 30, 2024 and July 31, 2023, were $27.9 million and $7.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on June 17, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2024	2023

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	42.5% - 64.8%	62.4% - 75.9%
Risk-free interest rate	4.4% - 5.3%	4.2% - 4.7%
Dividend yield	0.0%	0.0%
Deferred Merger Consideration
In connection with certain business acquisitions completed in the nine months ended April 30, 2024 and 2023, as further described in Note 6, Business Combinations, certain onboarding employees are entitled to receive deferred merger consideration payable in shares of our common stock with an aggregate fair value of $77.5 million and $3.8 million, respectively. The number of unvested shares of common stock issued in connection with these business acquisitions was not material. These awards are subject to future employment services and are recognized as stock-based compensation expense over the requisite service period within research and development expenses in the consolidated statements of operations. The related stock-based compensation expense was not material for any of the periods presented.

Departure of the Chief Operating Officer of the Company
Effective February 2024, our Chief Operating Officer, who led sales activities, resigned from his position at the Company. In connection with his resignation, we recognized a reversal of stock-based compensation expense of $11.7 million associated with the cancellation of unvested incentive equity awards, which was recognized in sales and marketing expenses in the condensed consolidated statement of operations for the three months ended April 30, 2024.
Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company but continued to serve as a member of our Board of Directors through January 2024. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation expense of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the condensed consolidated statement of operations for the nine months ended April 30, 2023.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$11,803	$9,749	$37,416	$27,591
Sales and marketing	41,201	49,771	160,875	157,619
Research and development	44,043	30,702	127,108	84,238
General and administrative	16,189	16,561	57,407	52,246
Restructuring and other charges	—	1,036	—	1,036
Total	$113,236	$107,819	$382,806	$322,730
During the three months ended April 30, 2024 and 2023, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $6.7 million and $4.1 million, respectively. During the nine months ended April 30, 2024 and 2023, the amount capitalized was $17.9 million and $12.4 million, respectively.
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
We recorded provision for income taxes of $1.7 million and $6.7 million for the three months ended April 30, 2024 and 2023, respectively, and $18.7 million and $15.1 million for the nine months ended April 30, 2024 and 2023. The decrease for the three months ended April 30, 2024 was primarily driven by the reduction of the valuation allowance of $5.1 million due to the establishment of deferred tax liabilities from the business acquisition. The increase for the nine months ended April 30, 2024 was primarily driven by the increase in our pre-tax income in both foreign and US jurisdictions in which we conduct business, offset by the reduction of the valuation allowance due to the establishment of deferred tax liabilities from the business acquisition. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
Note 14. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$19,124	$(46,046)	$(42,828)	$(171,661)

Weighted-average shares used in computing net income (loss) per share, basic	150,290	145,354	148,945	144,442
Dilutive effect of common stock equivalents (1)	3,791	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	154,081	145,354	148,945	144,442
Net income (loss) per share
Basic	$0.13	$(0.32)	$(0.29)	$(1.19)
Diluted	$0.12	$(0.32)	$(0.29)	$(1.19)
(1) For the three months ended April 30, 2024, the dilutive effect of common stock equivalents excludes the potentially dilutive effect of the Notes, as their effect would have been antidilutive.

Net income (loss) per share, basic is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common stock equivalents during the period.
We calculated the potential dilutive effect of the Notes under the if-converted method. Under this method, diluted earnings per share are determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of April 30, 2024.

The outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share for the periods in a net loss position, as their effect would have been antidilutive consisted of the following:

	April 30,
	2024	2023

	(in thousands)
Unvested RSUs and shares of common stock	9,151	8,888
Stock options	544	1,316
Unvested PSAs (1)	957	1,012
Share purchase rights under the ESPP	779	1,674
Notes (2)	7,626	7,626
Total	19,057	20,516
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2024 and 2023, as they are not considered outstanding for accounting purposes. For further information refer to Note 12, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net income (loss) per share for all the periods presented, as their effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of April 30, 2024 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through April 30, 2024, have not been material.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the nine months ended April 30, 2024 and 2023, our revenue was $1,574.9 million and $1,161.9 million, respectively. We have incurred net losses in all annual periods since our inception. For the nine months ended April 30, 2024 and 2023, our net loss was $42.8 million and $171.7 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to take advantage of our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, to incur additional compliance and other related costs as we operate as a public company, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Recent changes in macroeconomic conditions such as high inflation, high interest rates and potential recessionary environments, and geopolitical factors, such as the Russia-Ukraine and Israel-Hamas crises, can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as customers continue to scrutinize purchasing decisions and are requiring multiple approvals for large expenditures in response to the challenging economic environment. These macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.

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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. Our dollar-based net retention rate includes customer attrition. We have not experienced a material increase in customer attrition rates in recent periods. For the trailing 12 months ended April 30, 2024 and 2023, the dollar-based net retention rate was 116% and above 125%, respectively.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
GAAP gross profit	$434,870	$322,951	$1,227,979	$901,796
Add:
Stock-based compensation expense and related payroll taxes	12,487	10,025	38,876	28,281
Amortization expense of acquired intangible assets	2,962	2,695	8,396	6,809
Non-GAAP gross profit	$450,319	$335,671	$1,275,251	$936,886
GAAP gross margin	79%	77%	78%	78%
Non-GAAP gross margin	81%	80%	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets, and restructuring and other charges. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
GAAP loss from operations	$(3,013)	$(55,746)	$(94,527)	$(190,071)
Add:
Stock-based compensation expense and related payroll taxes	121,465	111,386	399,730	331,540
Amortization expense of acquired intangible assets	3,381	2,975	9,500	8,078
Restructuring and other charges (1)	—	5,265	—	5,265
Non-GAAP income from operations	$121,833	$63,880	$314,703	$154,812
GAAP operating margin	(1)%	(13)%	(6)%	(16)%
Non-GAAP operating margin	22%	15%	20%	13%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of April 30, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on June 17, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Net cash provided by operating activities	$173,414	$108,469	$576,289	$326,407
Less:
Purchases of property, equipment and other assets	(35,651)	(26,244)	(95,204)	(70,127)
Capitalized internal-use software	(14,637)	(8,339)	(32,453)	(23,962)
Free cash flow	$123,126	$73,886	$448,632	$232,318
As a percentage of revenue:
Net cash provided by operating activities	31%	26%	37%	28%
Less:
Purchases of property, equipment and other assets	(6)%	(6)%	(6)%	(6)%
Capitalized internal-use software	(3)%	(2)%	(3)%	(2)%
Free cash flow margin	22%	18%	28%	20%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $145.7 million, or 30%, for the three months ended April 30, 2024 over the three months ended April 30, 2023 and $396.0 million, or 30%, for the nine months ended April 30, 2024 over the nine months ended April 30, 2023. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$553,201	$418,800	$1,574,903	$1,161,946
Add: Total deferred revenue, end of period	1,577,014	1,175,373	1,577,014	1,175,373
Less: Total deferred revenue, beginning of period	(1,502,175)	(1,111,880)	(1,439,676)	(1,021,123)
Calculated billings	$628,040	$482,293	$1,712,241	$1,316,196

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% and 97% of our revenue for the three and nine months ended April 30, 2024, respectively, and 97% of our revenue for each of the three and nine months ended April 30, 2023, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the Notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments, and Note 10, Convertible Senior Notes, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$553,201	$418,800	$1,574,903	$1,161,946
Cost of revenue (1)(2)	118,331	95,849	346,924	260,150
Gross profit	434,870	322,951	1,227,979	901,796
Operating expenses:
Sales and marketing (1)(2)	262,447	236,273	806,039	701,054
Research and development (1)(2)	124,958	92,637	360,678	253,348
General and administrative (1)	50,478	43,486	155,789	131,164
Restructuring and other charges (1)	—	6,301	—	6,301
Total operating expenses	437,883	378,697	1,322,506	1,091,867
Loss from operations	(3,013)	(55,746)	(94,527)	(190,071)
Interest income	27,570	18,577	81,897	39,111
Interest expense (3)	(2,764)	(1,383)	(9,528)	(4,047)
Other expense, net	(927)	(809)	(1,967)	(1,531)
Income (loss) before income taxes	20,866	(39,361)	(24,125)	(156,538)
Provision for income taxes (4)	1,742	6,685	18,703	15,123
Net income (loss)	$19,124	$(46,046)	$(42,828)	$(171,661)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$12,487	$10,025	$38,876	$28,281
Sales and marketing	45,490	51,417	170,013	162,099
Research and development	46,346	31,796	131,509	86,409
General and administrative	17,142	17,112	59,332	53,715
Restructuring and other charges	—	1,036	—	1,036
Total	$121,465	$111,386	$399,730	$331,540

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$2,962	$2,695	$8,396	$6,809
Sales and marketing	279	200	731	556
Research and development	140	80	373	713
Total	$3,381	$2,975	$9,500	$8,078

(3) Includes amortization of debt issuance costs as:	$979	$974	$2,934	$2,919

(4) Includes tax benefit associated with the business acquisition as:	$(5,123)	$—	$(1,864)	$—

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	21	23	22	22
Gross margin	79	77	78	78
Operating expenses
Sales and marketing	48	56	51	60
Research and development	23	22	23	22
General and administrative	9	10	10	11
Restructuring and other charges	—	2	—	1
Total operating expenses	80	90	84	94
Operating margin	(1)	(13)	(6)	(16)
Interest income	5	4	5	3
Interest expense	—	—	(1)	—
Other expense, net	—	—	—	—
Income (loss) before income taxes	4	(9)	(2)	(13)
Provision for income taxes	1	2	1	2
Net income (loss)	3%	(11)%	(3)%	(15)%

Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$553,201	$418,800	$134,401	32%
Revenue increased by $134.4 million, or 32%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $91.4 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from April 30, 2023 to April 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$118,331	$95,849	$22,482	23%
Gross margin	79%	77%
Cost of revenue increased by $22.5 million, or 23%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $13.9 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $7.6 million, inclusive of an increase of $2.1 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin increased from 77% for the three months ended April 30, 2023 to 79% for the three months ended April 30, 2024. The increase in gross margin was driven primarily by a change in the estimated useful life from four to five years for our servers and network equipment, which was effective beginning fiscal 2024. For further information refer to Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$262,447	$236,273	$26,174	11%
Sales and marketing expenses increased by $26.2 million, or 11%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was primarily driven by an increase of $9.1 million in employee-related expenses, inclusive of an increase of $8.3 million in sales commissions expense and a decrease of $8.6 million in stock-based compensation expense. The decrease in stock-based compensation expense was primarily driven by the reversal in February 2024 of $11.7 million of stock-based compensation expense associated with the cancellation of unvested equity awards as a result of the departure of our Chief Operating Officer, who led sales activities. The increase in employee related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $8.5 million in marketing and advertising expenses, $5.2 million in travel expenses and $3.1 million in facility related expenses.
Research and Development Expenses

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$124,958	$92,637	$32,321	35%
Research and development expenses increased by $32.3 million, or 35%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The change was driven primarily by an increase of $31.9 million in employee-related expenses, inclusive of an increase of $13.3 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $6.1 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $6.6 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$50,478	$43,486	$6,992	16%
General and administrative expenses increased by $7.0 million, or 16%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was driven by the increase of miscellaneous expenses to support the growth of our business.
Restructuring and Other Charges

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other charges	$—	$6,301	$(6,301)	—%
Restructuring and other charges in the three months ended April 30, 2023 are associated with a restructuring plan announced in March 2023, under which we incurred $6.3 million of restructuring charges, consisting of $5.3 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. The restructuring plan was completed during the three months ended October 31, 2023.

Interest Income

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$27,570	$18,577	$8,993	48%
Interest income increased by $9.0 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(2,764)	$(1,383)	$(1,381)	100%
Interest expense increased by $1.4 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Other expense, net	$(927)	$(809)	$(118)	15%
Other expense, net increased for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$1,742	$6,685	$(4,943)	(74)%
Our provision for income taxes decreased by $4.9 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The change was primarily driven by the reduction of the valuation allowance due to the establishment of deferred tax liabilities from the business acquisition.
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

Comparison of the Nine Months Ended April 30, 2024 and 2023
Revenue

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$1,574,903	$1,161,946	$412,957	36%
Revenue increased by $413.0 million, or 36%, for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $318.5 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from April 30, 2023 to April 30, 2024.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$346,924	$260,150	$86,774	33%
Gross margin	78%	78%
Cost of revenue increased by $86.8 million, or 33%, for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $51.7 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $35.6 million, inclusive of an increase of $9.8 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin remained flat at 78% for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$806,039	$701,054	$104,985	15%
Sales and marketing expenses increased by $105.0 million, or 15%, for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by an increase of $74.0 million in employee-related expenses, inclusive of an increase of $21.2 million in sales commissions expense and an increase of $3.3 million in stock-based compensation expense. The increase in stock-based compensation expense includes a reversal in February 2024 of $11.7 million of stock-based compensation expense associated with the cancellation of unvested equity awards as a result of the departure of our Chief Operating Officer, who led sales incentives. The remainder of the increase was primarily attributable to increased expenses of $20.8 million in travel expenses, $13.9 million in marketing and advertising expenses and $3.9 million in facility related expenses.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$360,678	$253,348	$107,330	42%
Research and development expenses increased by $107.3 million, or 42%, for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The change was driven primarily by an increase of $104.3 million in employee-related expenses, inclusive of an increase of $42.9 million in stock-based compensation expense, primarily due to an increase in headcount. The increase in stock-based compensation expense for the nine months ended April 30, 2024 was partially driven by a reversal of $9.9 million of stock-based compensation expense recognized in the nine months ended April 30, 2023, which reduced the stock-based compensation expense in that period. The reversal of stock-based compensation expense resulted from the cancellation of unvested equity awards in connection with the departure of our President, who led research and development activities, in October 2022. The remainder of the increase was primarily attributable to increased expenses of $12.1 million in facility, software and equipment related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $8.7 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$155,789	$131,164	$24,625	19%
General and administrative expenses increased by $24.6 million, or 19%, for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by an increase of $18.8 million in employee-related expenses, inclusive of an increase of $5.2 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase is due to $2.9 million in the facility related expenses and the increase of miscellaneous expenses to support the growth of our business.
Restructuring and Other Charges

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other charges	$—	$6,301	$(6,301)	—%

Restructuring and other charges in the nine months ended April 30, 2023 are associated with a restructuring plan announced in March 2023, under which we incurred $6.3 million of restructuring charges, consisting of $5.3 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. The restructuring plan was completed during the three months ended October 31, 2023.
Interest Income

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$81,897	$39,111	$42,786	109%
Interest income increased by $42.8 million for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(9,528)	$(4,047)	$(5,481)	135%
Interest expense increased by $5.5 million for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Other expense, net	$(1,967)	$(1,531)	$(436)	28%
Other expense, net increased by $0.4 million for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Nine Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$18,703	$15,123	$3,580	24%
Our provision for income taxes increased by $3.6 million for the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023. The change was primarily driven by the increase in our pre-tax income in both foreign and US jurisdictions in which we conduct business, offset by the reduction of the valuation allowance due to the establishment of deferred tax liabilities from the business acquisition.

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
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,240.0 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,133.2 million as of April 30, 2024. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2024, we had deferred revenue of $1,577.0 million, of which $1,376.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of April 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$576,289	$326,407
Net cash used in investing activities	$(608,992)	$(78,922)
Net cash provided by financing activities	$29,694	$14,602
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2024 was $576.3 million, which resulted from a net loss of $42.8 million, adjusted for non-cash charges of $554.8 million and net cash inflows of $64.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $382.8 million for stock-based compensation expense, $94.7 million for amortization of deferred contract acquisition costs, $47.0 million for depreciation and amortization expense, $34.9 million for non-cash operating lease costs and $9.5 million for amortization expense of acquired intangible assets. Non-cash charges were partially offset by accretion of investments purchased at a discount of $14.6 million and deferred income taxes of $5.8 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $132.4 million in deferred revenue, a decrease of $78.4 million in accounts receivable, primarily due to timing of billings and collections, an increase of $14.6 million in accrued expenses, other current and noncurrent liabilities and an increase of $7.5 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $122.7 million in deferred contract acquisition costs, a decrease of $35.4 million in operating lease liabilities and an increase of $23.5 million in prepaid expenses, other current and noncurrent assets.
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
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2024 of $609.0 million was primarily attributable to the purchases of short-term investments of $1,004.0 million, capital expenditures of $127.7 million to support the growth and expansion of our cloud platform, and $361.8 million, net of cash acquired for a business acquisitions, and expenditures on strategic investments of $2.0 million. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $886.4 million.
Net cash used in investing activities during the nine months ended April 30, 2023 of $78.9 million was primarily attributable to the purchases of short-term investments of $740.2 million, capital expenditures of $94.1 million to support the growth and expansion of our cloud platform, $15.6 million, net of cash acquired for a business acquisitions, and expenditures on strategic investments of $2.2 million. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $773.2 million.

Financing Activities
Net cash provided by financing activities of $29.7 million during the nine months ended April 30, 2024 was primarily attributable to $18.4 million in proceeds from the issuance of common stock under the ESPP and $11.3 million in proceeds from the exercise of stock options.
Net cash provided by financing activities of $14.6 million during the nine months ended April 30, 2023 was primarily attributable to $11.4 million in proceeds from the issuance of common stock under the ESPP and $3.2 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the nine months ended April 30, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K, other than to non-cancelable purchase obligations. For further information refer to Note 11, Commitments and Contingencies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included in our Fiscal 2023 Form 10-K. There have been no significant changes to these policies for the nine months ended April 30, 2024, other than the change in useful lives of our servers and networking equipment as described in Note 1, Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2023 Form 10-K.
Interest Rate Risk
As of April 30, 2024, we had cash, cash equivalents and short-term investments totaling $2,240.0 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2024, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available for sale securities by up to $10.5 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for nine months ended April 30, 2024 and 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and
•the impact of global economic disruptions, including as a result of geopolitical uncertainty and instability, inflation, global health crises, and governmental responses thereto, remains uncertain and may have a material adverse impact on our business.
Risks Related to Our Business

We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $202.3 million, $390.3 million and $262.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of April 30, 2024, we had an accumulated deficit of $1,133.2 million. Because the market for our cloud platform is rapidly evolving and cloud security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition, deteriorating general economic conditions which may result in reductions in IT budgets and lower employee headcounts.
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
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new products and services and improvements of existing products and services. Our business model of delivering security through the cloud rather than legacy on-premises appliances, while gaining increasing support, has not yet achieved widespread market adoption. Moreover, we compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and have also introduced cloud-based services that purport to have functionality similar to our cloud platform. We expect competition to increase as other established and emerging companies enter the security solutions market, in particular with respect to cloud-based security solutions, as customer requirements evolve and as new products, services and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
•companies such as Skyhigh Security, Trellix, Forcepoint Inc., Netskope, Inc. and Ivanti, LLC with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Conditions in our market change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Start-up companies that innovate and large competitors that are making significant investments in research and development may introduce similar or superior products, services and technologies that compete with our cloud platform. In addition, large companies with substantial communications infrastructure, such as global telecommunications services provider partners or public cloud providers, have entered or could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.
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
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability (such as the Russia-Ukraine and Israel-Hamas crises), global health crises and pandemics, and governmental responses thereto.
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
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks made more sophisticated with the development of artificial intelligence ("AI") and machine learning ("ML"), distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. In general, our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 26% of our revenue for fiscal 2023, 28% of our revenue for fiscal 2022 and 34% of our revenue for fiscal 2021, and 25% and 26% of our revenue for the nine months ended April 30, 2024 and 2023, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation, and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic conditions, including the impact of widespread pandemics, international conflicts or the increasing effects of inflation, could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our services. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging economic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our chief executive officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. In the last year, we have added several new senior management employees. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving so many leaders and employees, and any failure to transition effectively or to retain these new leaders could hinder our strategic planning, business execution and future performance.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications, security software and AI and ML solutions. In addition, the United States and other regions in which we operate have in the past and may again in the future experience acute workforce shortages for highly skilled workers, which in turn, can create hyper-competitive wage environments that may impact our ability to attract and retain employees. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the ongoing cybersecurity attacks on global corporations and governments. Recently, as a result of attrition and other factors, we have needed to hire and expect to hire key sales leaders and other sales personnel for various markets. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, certain of our key employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages, delivery delays and price increases in the past, and we may experience shortages, delays or materially increased costs, including as a result of natural disasters, acts of war or international conflicts, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.

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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information, and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and was subsequently modified by the California Privacy Rights Act ("CPRA") which took effect in January 2023. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. Numerous other states, including Colorado, Delaware, Connecticut, Florida, Indiana, Iowa, Montana, Oregon, Texas, Tennessee, Utah, and Virginia, have enacted privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, the UK has implemented legislation that substantially mirrors the GDPR, and which provides for similar fines for noncompliance as the GDPR. The number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
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
The United States and the global economy have recently experienced historically high levels of inflation. While inflation rates moderated in 2023 and continue to moderate into 2024, they remain high. The existence of inflation in the U.S. and global economy and the pricing pressure created by rising inflation in prior periods has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
Governments have and are implementing fiscal policy interventions in response to high levels of inflation, including raising interest rates or keeping them at elevated levels. Even if these interventions lower inflation to desirable levels, they may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our consolidated financial condition and results of operations. For example, if our customers were to reduce their IT budgets or workforces in response to deteriorating economic conditions, they may not purchase or renew subscriptions for our services or may renew for fewer users or less expensive services. These policy changes have provided a benefit to us as a result of the increased interest income we earn on our cash and investments, but a reduction of interest rates in the future would reduce this income.
The impact of economic conditions, including the ongoing effects of inflation, high interest rates and regional or global recessions could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our services.

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
We have numerous arrangements with financial institutions that include cash and investment deposits, and non-collateralized interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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
As of April 30, 2024, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 43.5% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.8% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended April 30, 2024, the conditions allowing holders of the Notes to convert were not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In addition, natural disasters, acts of war, international conflicts, such as the Russia-Ukraine and Israel-Hamas crises, terrorism and other geopolitical unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and may become more frequent and effective through the use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
On March 8, 2024, in connection with our acquisition of Avalor, we agreed to issue a total of 233,898 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees. On April 12, 2024, in connection with our acquisition of Airgap, we agreed to issue a total of 109,787 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in this transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended April 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

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

Zscaler, Inc.

June 7, 2024	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer