Form 10-K
period 2024-07-31
Zscaler, Inc.
filed 2024-09-12
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $19.8 billion.
As of August 30, 2024, the number of shares of registrant’s common stock outstanding was 152,490,005.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses) and our ability to achieve, and maintain, future profitability;
•market acceptance of our cloud platform;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to maintain the security and availability of our cloud platform;
•our ability to maintain and expand our customer base, including by attracting new customers;
•our ability to develop new solutions or enhancements to our existing solutions, including artificial intelligence and machine learning capabilities, and bring them to market in a timely manner;
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

PART I
Item 1. Business
Overview
We anticipate, secure and simplify the experience of doing business, transforming today and tomorrow. We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network, as the cloud became the new data center. We predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would prove to be inadequate in protecting users and data and result in poor user experience. We pioneered a cloud platform, the Zscaler Zero Trust ExchangeTM platform, which represents a fundamental shift in the architectural design and approach to networking and security.
Enterprise applications are rapidly moving to the cloud to achieve greater IT agility, a faster pace of innovation and lower costs. Organizations are increasingly relying on internet destinations for a range of business activities, adopting new external software as a service, or SaaS, applications for critical business functions and moving their internally managed applications to the public cloud, infrastructure as a service, or IaaS, or platform as a service, or PaaS. Users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. We believe these trends are indicative of the broader digital transformation agenda, as businesses increasingly succeed or fail based on their IT outcomes.
We believe that securing the corporate network is becoming increasingly irrelevant in a cloud and mobile-first world where organizations depend on the internet, a network they do not control and cannot secure, to access critical applications that power their businesses. We pioneered a unique approach that securely connects users, devices and applications using business policies, regardless of the network. Our Zero Trust Exchange platform eliminates the need for traditional on-premises security appliances that are difficult to maintain and require compromises between security, cost and user experience. Our purpose-built, multi-tenant, distributed cloud platform incorporates the security functionality needed to enable users, applications and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies.
Our cloud-native platform, the Zscaler Zero Trust Exchange, enables customers to secure and connect users, workloads and IoT/OT devices across three core products:
•Zscaler for Users — leverages our comprehensive cloud platform to provide users secure, fast and reliable access to the internet, including SaaS applications, via Zscaler Internet AccessTM, or ZIATM, and provides Zero Trust Network Access to internally hosted or managed applications via Zscaler Private AccessTM, or ZPATM, in each case, regardless of device, location or network and also regardless of whether the users are internal or external. Our unique ZPA technology not only provides secure access to applications, but also secures the applications themselves. We do this all while optimizing end-to-end user experience with Zscaler Digital ExperienceTM, or ZDXTM, which allows an organization to identify and isolate issues negatively impacting its users. In addition to enabling secure access to the internet and internal applications, our Zscaler Data Protection™ solution secures customers’ proprietary data that is traversing the public internet (data-in-motion) and data that is stored in the public cloud applications (data-at-rest).
•Zscaler for Workloads – leverages Zscaler’s Zero Trust Exchange to secure workloads, whether in a public cloud or in private data centers, using our cloud-native zero trust access service to provide fast and secure app-to-internet (via ZIA) and app-to-app (via ZPA) connectivity across multi- and hybrid cloud environments. Our Posture Control solutions automatically identify and remediate cloud service, application and identity misconfigurations for assets deployed in public cloud infrastructure. The core elements of Zscaler for Workloads address the key security and operations challenges that must be overcome to secure deployment of public cloud platforms such as Microsoft Azure, or Azure, Amazon Web Services, or AWS, and Google Cloud Platform, or GCP.
•Zscaler for IoT/OT – leverages the complete suite of Zscaler solutions to reduce the risk of cyberattacks and data loss as well as to improve user and facility safety by providing zero trust security for connected IoT and OT devices in branch offices. We provide secure internet communications for IoT and OT devices, privileged access to IoT and OT devices (e.g. for maintenance), secure access to production applications (e.g. on a factory floor) and deception technology to provide active defense.
Before our Zero Trust Exchange, the corporate data center served as the central hub of IT security, with a physical network perimeter used to separate corporate users, devices and applications from the internet. This traditional network perimeter approach relies on appliances that have become fundamentally less effective as applications, data, users and devices rapidly move off the corporate network, making the notion of a corporate perimeter obsolete. In a world where companies are shifting their most critical IT assets to the cloud, a zero trust architecture is required. Our architecture is vastly different from the legacy “hub-and-spoke” corporate network, where traffic from branch offices is routed to centralized data centers for security scanning and policy enforcement before reaching its destination. In contrast, our Zero Trust Exchange acts as an intelligent switchboard that uses business policies to securely connect users, devices and applications over any network and protect against cyberthreats and data loss. We provide our solutions at scale, processing over 500 billion internet transactions per day. Our Zero Trust Exchange eliminates the requirement for organizations to buy and manage a variety of high-cost appliances that need to be maintained by a large number of highly skilled security personnel, who are expensive and in increasingly short supply. We are integrating our proprietary large language models, or LLMs, with our Zero Trust Exchange to leverage our data lake built on our more than 500 billion daily transactions. Analyzing this volume of high-quality data can continuously improve our LLMs, artificial intelligence, or AI, and machine learning, or ML, models to deliver ever-more powerful security outcomes for our customers.
Our cloud native, multitenant architecture is distributed across more than 160 data centers globally which brings security and business policy close to users and devices in over 185 countries and provides fast, secure and reliable access. Each day, we block over 150 million threats and perform over 250,000 unique security updates. Our customers benefit from the cloud security effect of our ever-expanding ecosystem, enhanced by our advanced AI and ML capabilities, because once a new threat is detected, it can be blocked across our customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 8,650 customers across all major geographies, with an emphasis on larger organizations, and we currently count approximately 35% of the Forbes Global 2000 as customers. Our customers span every major industry, including financial services, healthcare, insurance, manufacturing, automotive, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, energy, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $1,090.9 million in fiscal 2022 to $1,617.0 million in fiscal 2023 to $2,167.8 million in fiscal 2024, representing year-over-year revenue growth of 48% and 34%, respectively. We experienced net losses of $57.7 million, $202.3 million and $390.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. We expect we will continue to incur net losses for the foreseeable future.

Our Zero Trust Exchange Platform
Our Zero Trust Exchange cloud security platform delivers our core products; Zscaler for Users, Zscaler for Workloads and Zscaler for IoT/OT, through the deployment of our comprehensive and integrated solutions, each built natively in the cloud to power digital transformation.
Secure Internet and SaaS Access - Zscaler Internet Access
ZIA, provides users, workloads, IoT and OT devices secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats, secure data while at rest and prevent data from leaking out to unauthorized sites. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our cloud security platform provides full inline content inspection to assess and correlate the risk of the content to protect against sophisticated attacks, including ransomware and phishing. The cloud platform applies AI and ML across our over 500 billion daily transactions to quickly identify and block unknown threats and to identify and categorize unknown destinations.
ZIA enables the following capabilities:
Cyberthreat Protection – Our threat prevention functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing and zero-day cyberattacks. We provide functionality that traditionally has been offered by disparate, stand-alone products. Our core cloud platform threat prevention services include:
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
•Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our cloud sandbox was designed and built to be multi-tenant and allows customers, using AI among other analytics, to determine which traffic should be sent for detonation. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios and to analyze, hold and detonate suspicious files in the cloud sandbox before they are sent to a user.
•Browser Isolation: Our cloud browser isolation functionality creates an isolated browsing session that enables users to access any webpage on the internet without downloading any of the web content served by the webpage onto a local device or the corporate network. With cloud browser isolation, users are not directly accessing active web content; instead, only a safe rendering of pixels is delivered to the user. Malicious code that may be hidden in the web content is kept at bay. Customers can select and isolate traffic based on specific policies and/or automatically based on our AI enabled risk determination. The combination of cloud browser isolation and cloud sandbox enables administrators to perform content disarm and reconstruction to flatten, sanitize and securely deliver files free of active content.
Data Protection – Our data protection functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information across users, devices, servers and workloads, thereby reducing business and compliance risks for our customers. We provide inline monitoring of data flows between users and applications, workload to workload, API to

API and applications to LLMs, reducing the risk of inadvertently transmitting sensitive data and intellectual property. Core cloud platform data protection services include:

•File Type Controls: Our AI-enabled data classification solution enables enterprise chief information officers to gain visibility of file types across all their IT environments. Our file type control functionality allows our customers to define policies to control which file types are allowed to be downloaded and uploaded based on application, user, location and destination.
•Advanced Data Classification: Our data classification engines leverage a variety of technologies and techniques to identify customer sensitive data. Predefined, custom dictionaries and automated AI discovery tools identify sensitive customer data by leveraging efficient pattern-matching algorithms, regular expressions, AI-based training models and keywords. Additional advanced classification techniques including exact data match, index document match and ML-based Optical Character Recognition functionalities, further identity sensitive data and enable our customers to populate their own custom databases scaling to billions of unique fields, including structured and unstructured documents.
•Data Loss Prevention: Our data loss prevention, or DLP, technology enables enterprises to alert and/or block transmission or sharing of sensitive data across exfiltration channels. This includes inline data in motion to external internet destinations and unmanaged endpoints, data at rest in SaaS environments through out-of-band API integrations, securing public cloud infrastructure data in Azure, AWS and GCP and protecting endpoints by preventing printing or copying to local storage, including USB devices. Additionally, our Email DLP solutions secure corporate email traffic, including Microsoft Exchange and Gmail.
•Unified SaaS Security: Our cloud access security broker, or CASB, SaaS security posture management and our SaaS supply chain security combine to discover and control known and unknown applications, identify SaaS misconfigurations, find and mitigate potentially risky third-party connections into those SaaS applications and scan data residing in those applications for threats and data protection violations. By doing transport layer security inspection at scale, we provide malware protection, data loss prevention and CASB functions that can be performed both inline and out-of-band, for specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.
•Browser Isolation: With cloud browser isolation, users do not directly access active web content; instead, only a safe rendering of pixels is delivered to the user. This approach prevents sensitive data from being downloaded to unauthorized devices in bring-your-own-device environments, as well as offers an alternative to virtual desktop infrastructure, or VDI, for employees, contractors and B2B partners, by effectively keeping sensitive data entirely within a managed environment.
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
Secure Private Application Access - Zscaler Private Access
ZPA provides Zero Trust Network Access to secure access to internally managed applications, either hosted internally in data centers or hosted in private or public clouds. ZPA is designed around four key tenets that fundamentally change the way users access internal applications:
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
Our ZPA solution includes broad functionality, which we categorize by the following areas:
•Cyberthreat Protection and Data Protection: Our ZPA solution delivers the same cyberthreat protection and data protection functionality that is applied to internet traffic via our ZIA solution.
•Secure Application Access: Since our ZPA solution delivers seamless connectivity to internally managed applications and assets whether they are in the cloud, enterprise data center or both, administrators can set global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution eliminates the need for traditional remote access VPNs, reverse proxies and other similar products.
•Application Discovery: Similar to CASB application discovery reports for internet hosted SaaS applications, our ZPA solution provides granular discovery of internally managed applications to aid in the creation and oversight of segmentation policies. Because our ZPA solution sits on the application layer and is name-based or domain-based, organizations can quickly and seamlessly identify their internally-managed applications and then easily provision appropriate policies.
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
•Application Protection: Our ZPA solution initiates outbound-only connections between authenticated users and internally managed applications using microtunnels. Access is provided to users without bringing them onto the corporate network and without exposing applications to the internet. Internally managed applications are not discoverable or identifiable. With no inbound connections and no public IP addresses, there is no inbound attack surface and therefore no threat of distributed denial-of-service, or DDoS, attacks. For allowed connections, our ZPA solution also provides Web Application Firewall functionality, including OWASP Top 10 protections for threats, such as Structured Query Language injection and cross-site scripting, to block common attack vectors.
•Reduce Attack Surface: Our architecture utilizes inside out connections that are outbound from users to the Zero Trust Exchange platform, which allows customers to deny all inbound connections. This reduces their attack surface by not exposing IP addresses of all devices, applications, appliances or workloads to the internet. Reduced attack surface results in lower exposure to zero-day application vulnerabilities and eliminates the need for DDoS mitigation.
•Browser Isolation: Our cloud browser isolation is used with our ZPA solution to provide isolated sessions to internal web applications without allowing data to transfer down to unmanaged devices or active content to be uploaded into sensitive internal applications. Combining cloud browser isolation with browser-based access provides a simplified, more cost-effective alternative to VDI for employees, contractors and B2B partners, by effectively keeping sensitive data off unmanaged devices.
The primary use cases for our ZPA solution include:
•remote workforce access to private applications without legacy VPN, providing zero trust from office to data center;
•deliver user-to-application segmentation, thus eliminating the risk of lateral threat propagation enabled by legacy Firewall and VPN based security architecture;
•providing non-employees with secure access to internal applications;
•securely connecting business-to-business, or B2B, customers, service providers and supplier access to applications typically deployed as business to business portals in an extranet;
•direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Azure, AWS and GCP; and
•access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
Experience Management - Zscaler Digital Experience
ZDX is designed to measure end-to-end user experience across key business applications, providing an easy to understand digital experience score for each user, application and location within an enterprise. As users have become mobile and applications have moved to the cloud, traditional network performance monitoring tools have become increasingly irrelevant. Enterprises can no longer collect performance metrics or indicators along the traditional network path as they could when they owned the network and applications ran in their own data centers. When a user's experience is suffering or an event is negatively impacting user experience, ZDX utilizes AI-enabled root cause analysis to allow an organization to isolate where in the network path an issue is occurring and whether it is caused by a user’s device, the WiFi connection, the local internet connection, a service provider in the path or the destination application itself. With ZDX, enterprises can quickly determine if an issue is associated with a single user, application or location or indicates a broader issue potentially impacting other users, applications or locations all via a simple visual workflow without a need for additional hardware or software.
Zscaler Posture ControlTM – Cloud Applications and Workload Data Security

Zscaler data security posture management, or DPSM, extends our cloud security capabilities to protect data in public cloud environments. DSPM provides granular visibility into cloud data, classifies and identifies data and access and offers context around data exposure and security posture. This empowers organizations and security teams to prevent and remediate cloud data breaches at scale. The functionality leverages a unified DLP engine to ensure consistent data protection across all channels. Data classification is integrated with cloud security posture management, or CSPM, to understand data exposure and address cloud misconfigurations. The vulnerability management module enhances cloud risk assessment by identifying vulnerabilities in cloud workloads. Additionally, cloud infrastructure entitlement management, or CIEM, provides deep granularity into identity and privilege access management, ensuring that the right users and entities have access to the appropriate data. Zscaler DSPM ensures highly correlated alerts by combining these multiple modules to generate high-fidelity and actionable insights.

Zero Trust Networking
We believe that zero trust technology should not just be between remote users and the applications they use, but should be applied to all connectivity into and within an enterprise's environment. This connectivity includes workload-to-workload communication and IoT/OT-to-application, as most IoT and OT devices cannot load agents.

Our Zero Trust Networking solution includes broad functionality, which we categorize by the following ideas:

•Workload Segmentation. Our Workload Segmentation solution secures application-to-application communications inside public clouds and data centers to stop lateral threat movement, preventing application compromise and reducing the risk of data breaches. Our Workload Segmentation solution utilizes an innovative, AI-enabled approach that is simpler to deploy and operate than traditional segmentation solutions and improves the security of east-west communication by verifying the identity of the communicating application software, services and processes to achieve a zero trust environment. This reduces the attack surface, resulting in lower risk of application compromise and data breaches.
•Zero Trust SD-WAN. Our Zero Trust SD-WAN solution provides branches and data centers with fast, reliable access to the internet and private applications with our Direct-to-CloudTM architecture that provides strong security and operational simplicity, with the ability to deploy locally by virtual machine or by purchasing a plug-and-play appliance. Our Zero Trust SD-WAN solution eliminates lateral threat movement by connecting users and IoT/OT devices to applications through the Zscaler Zero Trust Exchange platform. Branch traffic can be securely forwarded directly to the Zero Trust Exchange, where ZIA or ZPA policies can be applied for full security inspection and access identity-based control of branch and data center communications.
•Zero Trust Device Segmentation. Our Zero Trust Device Segmentation solution provides agentless segmentation for enterprise IT and OT environments, creating a "network of one" where even devices on the same network can only communicate with each other if authorized. The combination of Zero Trust SD-WAN with Zero Trust Device Segmentation extends the Zero Trust Exchange to protect east-west traffic in branch offices, campuses, factories and plants with critical OT infrastructure, eliminating the need for east-west firewalls, network access controls and traditional microsegmentation solutions, while simultaneously delivering operational simplicity.
Risk Management
Due to increased prioritization of cybersecurity and cyber risk at the executive and board of directors level, it is increasingly a top priority for organizations to drive a cyber risk quantification and holistic risk management strategy. By monitoring risk more systematically in their environment, organizations can drive broader cybersecurity strategies and remediation projects, including key cybersecurity architectural capabilities such as data protection, as well as risk-based asset and vulnerability management.

Our Risk Management solutions include broad and differentiated functionality, which we categorize by the following areas:
•Risk 360. Zscaler Risk360 is a risk quantification and visualization framework for identifying cybersecurity risk across the stages of a potential cyber attack. It ingests data from external sources, Zscaler product sources and proprietary security research from our ThreatLabz team to generate a detailed profile of an enterprise’s risk posture. Zscaler Risk360 leverages over 100 factors within an enterprise’s cybersecurity environment to help customers estimate potential financial losses (derived from industry data), highlight top cyber risk drivers, recommend investigative workflows, show trends and peer comparisons and provide actionable information to be shared across the enterprise, including at the executive and board level.

•Deception. Our deception solution augments our customers' ability to detect the presence of an adversary in their network by deploying decoys and lures. These decoys can be leveraged to disrupt the adversary by detecting their presence in the network and initiating mitigation using automatic orchestration via the Zscaler platform and other third party solutions. Customers can quickly deploy these capabilities by leveraging a diverse library of built-in decoys including various types of applications, network components and IoT services. The high-fidelity low-volume alerts allow customers to implement meaningful automation workflows to prevent lateral spread.

•Unified Vulnerability Management. Our unified vulnerability management solution provides dynamic and customizable prioritization, streamlined reporting, zero-copy analytics and contextualized, risk-based assessment of a customer’s threat landscape. This solution is powered by our data fabric for security, added through our 2024 acquisition of Avalor Technologies, which utilizes more than 150 data connectors, built for all major security platforms, to ingest, normalize and unify data across enterprise security and business systems to deliver actionable insights, analytics and operational efficiencies. This enables our customers to significantly enhance and fully automate analytics and decision-making in real-time without the complexity of data aggregation and collection.

•Identity Protection. Attackers commonly target users and identities as the point of entry and use that access to escalate privileges and move laterally. Our Identity Protection capability provides continuous visibility into identity misconfigurations and at risk permissions by scanning common identity providers. Identity Protection augments this visibility with guidance in the form of scripts, commands and tutorials to remediate these issues and reduce customers’ internal attack surface. In addition to preventive capabilities, Identity Protection also provides high-fidelity detection for identity-based attacks like stolen credentials, multi-factor authentication bypasses and privilege escalation techniques that typically pass through existing defenses in cases of identity compromise.

Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications, managing digital experience and scanning for exposures and misconfigurations. We designed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 580 issued and pending patents in the United States and other countries. Our cloud is distributed across more than 160 data centers on five continents and processes over 500 billion requests per day from users across over 185 countries.
Our platform is designed to be resilient, redundant and high-performing. It is built as software modules that run on standard x86 platforms without dependency on custom hardware. The platform modules are split into the control plane (Zscaler Central Authority), the enforcement plane (Zscaler Enforcement Nodes) and the logging and statistics plane (Zscaler Log Servers) as described below:

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
Our platform is a critical integration point positioned in the data path providing secure access to the internet, cloud and internal applications. We complement and interoperate with key technology and cloud vendors across major market segments, including identity and access management device and endpoint management, as well as SIEM for reporting and analytics. Many of these vendors, like us, were developed in the cloud and together provide a foundation for a modern access and security architecture.
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

•Expansion and innovation of services. We continue to invest in research and development and acquire new technologies and products to add new and differentiated solutions to our existing product portfolio and to improve the overall functionality, reliability, availability and scalability of our cloud security platform.
•Expansion into additional market segments. We are targeting the expansion of our immediate addressable market into additional market verticals. For example, we are expanding into U.S. federal government agencies as well as into government agencies outside the U.S. We are also targeting our expansion into new geographies in the Asia Pacific and Latin America regions.
We sell to enterprises of all sizes. As of July 31, 2024, we had over 8,650 customers, including approximately 35% of the Forbes Global 2000. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including automotive, airlines and transportation, conglomerates, consumer goods and retail, energy, financial services, healthcare, insurance, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 50% of our revenue was from customers outside the United States for all periods presented. No end customer contributed more than 10% of our revenue in fiscal 2024, fiscal 2023 and fiscal 2022.
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

Data Center Operations
We operate our services across more than 160 data centers around the world, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners.
Compliance
Since successful completion of an initial independent third-party assessment in 2014, our platform has received numerous industry standard and internationally recognized certifications upon successful completion of further independent third-party assessments, including ISO 27001, ISO 27701, ISO 27018, ISO 27017, SOC2, CSA-STAR, HIPAA and NIST 800-63C.
We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP High level and Impact Level 5 with the DOD for ZPA. In addition, in the U.S. we are authorized at both the FedRAMP Moderate and high levels for ZIA and ZPA. We also hold ITAR, FIPS, CJIS and VPAT 508 in our U.S. Government portfolio. We also became the first cloud-based SaaS security company to achieve StateRamp for state and local governments. Internationally, we are IRAP Protected and APRA in Australia, Cyber Essentials and G-Cloud in the UK, C5 in Germany, “in process” for ITSG-33 Prob B in Canada, ISMAP in Japan, MTCS in Singapore and, most recently, Spain Gov CPSTIC catalog listing and ENS-High.
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
Research and development expense was $499.8 million, $349.7 million and $289.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Our research and development leadership team is predominantly located in San Jose, California, and we also maintain research and development centers internationally, including in India, Canada, Israel and Spain.
Competition
The market for security solutions is defined by changing technologies, an evolving threat landscape and complex enterprise needs. Our competitors and potential competitors include legacy on-premises appliance vendors and other vendors across a number of categories:
•independent IT security vendors, which offer a broad mix of network and endpoint security products;
•large networking and other vendors, which offer security appliances and/or incorporate security capabilities in their networking products and other services;

•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and

•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2024, we had more than 580 issued patents and pending patent applications, including more than 260 issued patents in the United States and other countries. Our issued patents expire between 2028 and 2043 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our platform infringes their intellectual property rights. In particular, companies in our industry have extensive patent portfolios. From time to time, third parties, including certain of these companies and non-practicing entities, have in the past and may in the future, assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors—Risks Related to Our Business—Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.
Government Regulation
Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, privacy, employment, labor and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of July 31, 2024, we had a total of 7,348 employees, including 4,595 employees located outside the United States, with the majority of non-U.S.-based employees located in India. None of our U.S.-based employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
Zscaler's vision is to create a world in which the exchange of information is always secure and seamless. Specifically, ensuring that our people and culture are aligned with this vision is critical to our success. In order to continue to innovate and to execute our business strategy, we must attract, develop and retain skilled employees, particularly in the areas of product development, engineering, sales and customer success.
We understand the importance of human capital so investing in our culture, employee development, compensation and benefits, and diversity and inclusion is essential.

Our Culture

Our culture is about creating an environment where our globally diverse workforce can contribute their best work to help our customers and our business succeed. Zscaler's cultural values are:

•Teamwork
•Ownership
•Passion
•Innovation
•Customer Obsession

We build this culture through the feedback we receive from our employees through surveys as well as informal feedback channels throughout the year. We are proud to again be certified as a 2024 “Great Place to Work” in 11 countries, including the U.S. We ultimately view and measure the success of our culture by our ability to sustain great business results.
Employee Development

We invest in our employees through a suite of programs from their first day of employment to develop their talent and skills as our business grows. Our leadership approach establishes clear expectations, enables measurement and actionable feedback, and ensures that our people managers have access to learning and resources that help them to embody our leadership principles.
In addition, new employees in our customer care and success teams are enrolled in structured sales and product training to build their knowledge. Our technical teams have access to live and online training resources and participate in frequent company tech talks where training on best practices and latest developments are shared. We build the skills and capabilities of our senior leaders through intentional investment in their development and opportunities for them to network, collaborate and problem solve together.

To supplement our internal resources, we partner with external development organizations and tools. We partner with leading executive coaching organizations to offer focused development for key leaders, as well as targeted offerings on important topics. We offer tuition reimbursement for eligible employees to further enhance their career growth through higher education.

Compensation and Benefits

We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for annual bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for parts of their long-term incentives to vest. Our employee performance management program aligns individual achievement and corporate goal attainment with compensation. Employees are assessed on both what was achieved and how they achieved it to help build a high-performance culture that delivers for our customers and is aligned to our cultural values.

We offer an employee stock purchase plan, which allows employees to contribute a percentage of their wages to purchase our stock at a discount. In addition to cash and equity compensation, we offer our employees a robust portfolio of benefits, such as health, wellbeing, parental leave and retirement programs, to meet their individual and family needs.

Diversity, Equity, Inclusion and Belonging
We are committed to an inclusive culture. We strive to foster a workplace that promotes mutual respect, open and effective communication, and a sense of belonging for all employees. We ensure that our employees’ voices are heard and are always working on ways to improve their experience.

We believe that a diversity of backgrounds, experiences and thinking contributes to creating a culture that enables innovation, execution and performance. At the end of fiscal 2024, women represented 23% of our global workforce in 29 countries and underrepresented racial and ethnic minorities represented 10% of our U.S.-based employees.
We have taken steps to address the diversity challenges that we face in the cybersecurity industry because we believe diverse representation and development of our talent enriches our industry. Our recruiters strive to build a diverse talent pipeline at the top of the hiring funnel, through proactive outreach to candidates from underrepresented groups.

Our People and Culture team partners with senior leadership to develop and advance our global diversity, equity, inclusion and belonging strategy. The company supports six employee resource groups that provide a safe community where employees can celebrate what makes them unique while also connecting with colleagues who share and embrace their identity.

To further support our efforts, we offer training on topics such as managing bias. We have invested in a cohort-based leadership program that builds the capabilities of the next generation of women leaders at Zscaler. Our foundational leadership programs emphasize the role of diversity in building high-performing teams.

Health, Safety and Wellbeing
The health and safety of our employees is our top priority. We recognize the need to create a flexible working environment that balances collaboration, innovation and connectivity with personal preferences for employees to do their best work. Our employee wellness program, Wellbeing at Z, supports employees across four pillars: physical, emotional, social and financial. The program is designed to meet the health needs of our employees through connection and support with flexibility for local and targeted needs. We will continue to review and invest in programs to provide for the health, safety and wellbeing of our employees.

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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings, are available free of charge from our investor relations website (https://ir.zscaler.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the SEC of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Zscaler investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.zscaler.com), our investor relations website (https://ir.zscaler.com), our blogs (https://www.zscaler.com/blogs), press releases, SEC filings, public conference calls and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in this section below this summary. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•we have a history of annual net losses and may not be able to achieve or sustain profitability in the future;
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
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and

•the impact of global economic disruptions, including as a result of geopolitical uncertainty and instability, inflation, global health crises such as the COVID-19 pandemic, and governmental responses thereto, remains uncertain and may have a material adverse impact on our business.
Risks Related to Our Business

Risks Related to Our Growth

We have a history of annual net losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur annual net losses for the foreseeable future. We experienced net losses of $57.7 million, $202.3 million and $390.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of July 31, 2024, we had an accumulated deficit of $1,148.1 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
Additionally, our business strategy continues to focus primarily on long-term growth. As we execute on this strategy, we may ultimately be unable to achieve or sustain profitability at the level contemplated by industry or financial analysts and our stockholders, and as a result, our stock price may decline.
If organizations do not adopt our cloud platform, our ability to grow our business and operating results may be adversely affected.
Cloud security technologies are still evolving, and it remains difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are becoming increasingly dependent on the internet as they move their applications and data to the cloud. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. While cloud-based security solutions have seen increased adoption, traditional on-premises security appliances continue to be entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict long-term market acceptance of our cloud platform, or the adoption of competing products, services or technologies. If we fail to achieve broad market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.
If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers. To add new customers, we must successfully convince IT decision makers that security delivered through our cloud platform provides significant advantages over legacy on-premises appliance-based security products and competing cloud-based products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources from our customers. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so.

In addition, numerous other factors, many of which are out of our control, have impacted and may in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us or our partners to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, or similar solutions offered by other vendors, litigation and general economic conditions. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging macroeconomic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely.
If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions, which may result in reductions in IT budgets and lower employee headcounts.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users and internet traffic on our cloud platform has increased rapidly in recent years. Our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods as we expand our operations and significantly increase our headcount. In addition, we expect our recent revenue growth rates will decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance.

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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past we have, and in the future we may, restructure or reduce our workforce to align people, roles and projects to our strategic priorities. Any restructuring, reduction or realignment in the workforce has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult following the implementation of our hybrid work environment, and many of our employees continue to work from home on a full time or part time basis. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, support and retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
•the length of our sales cycle;
•the timing and availability of renewals;
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
•reputational harm as a result of actual, perceived or purported technological failure or disruption;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in the legislative or regulatory environment;
•the impact and costs related to the acquisition of businesses, talent, technologies or intellectual property rights;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in U.S. generally accepted accounting principles; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability (such as the current conflicts between Russia and Ukraine and in the Middle East), global health crises and pandemics such as the COVID-19 pandemic, and governmental responses thereto.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we generally experience seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second half of our fiscal year. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one to three years. We expect that seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 25% of our revenue for fiscal 2024, 26% of our revenue for fiscal 2023 and 28% of our revenue for fiscal 2022. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
Risks Related to Our Products and Services
We face intense and increasing competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new products and services and improvements of existing products and services. Our business model of delivering security through the cloud rather than legacy on-premises appliances, while gaining increasing support, has not yet achieved widespread market adoption. Moreover, we compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and have also introduced cloud-based services that purport to have functionality similar to our cloud platform. We are experiencing increased competition as other established and emerging companies enter the cloud-based security solutions market and introduce new products, services and technologies to address evolving customer requirements. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
Our competitors and potential competitors include:
•independent IT security vendors, which offer a broad mix of network and endpoint security products;

•large networking and other vendors, which offer security appliances and/or incorporate security capabilities in their networking products and other services;
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Any interruption or delay in the delivery of our services will negatively impact our customers. Our solutions enable secure connections to cloud-based applications and other destinations via the internet, by directing our customers’ internet traffic through our cloud platform. Our customers depend on the continuous availability of our cloud platform to access the internet, and our services are designed to operate without interruption in accordance with our service level commitments. However, our platform is complex and may contain defects or errors that are not detected until after deployment. If we fail to timely detect defects or errors before deployment, or if our entire platform were to fail, customers and users could lose access to critical services and applications until such disruption is resolved or customers deploy our disaster recovery solution that allows them to bypass our cloud platform to access the internet. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted internet access and have a low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, service disruptions and other performance problems due to a variety of factors.
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
•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the current conflicts between Russia and Ukraine and in the Middle East) or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•cyberattacks, including denial of service attacks, targeted at us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;
•government action to limit access to the internet;
•failure by us to maintain and update our cloud infrastructure to meet our traffic capacity requirements;
•errors, defects or performance problems in our software, including those potentially introduced by our software updates and third-party software incorporated in our software, which we use to operate our cloud platform;
•improper classification of websites by our vendors who provide us with lists of malicious websites;
•improper deployment or configuration of our services by our customers;

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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. For example, advancements in technology, such as AI and ML, are changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
If our global network of data centers, which deliver our services, was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 160 data centers. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our direct control. Our data centers are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events, including those exacerbated by the effects of climate change. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business. For example, to manage a dramatic increase in ZPA traffic resulting from our customers' employees working from home at the outset of the COVID-19 pandemic, we temporarily increased our use of public cloud infrastructure, which is substantially more expensive than our own data centers. If we must again materially increase our use of public cloud infrastructure in the future, our results of operations could be negatively impacted.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, by third parties, including disgruntled employees or contractors and other current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflict between Russia and Ukraine, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual, perceived or purported security breaches of our cloud platform could result in actual, perceived or purported breaches of our customers’ networks and systems.
Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliable security services to our customers, we believe that an actual, perceived or purported breach of, or security incident affecting, our internal networks, systems or data, could be especially detrimental to our reputation, customer confidence in our solution and our business. Additionally, many of our personnel work remotely on a hybrid or permanent basis, which may pose additional data security risks.
Further, our vendors and service providers may also be the targets of cyberattacks, and their systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals. Geo-political factors including international conflicts, such as between Russia and Ukraine and in the Middle East, may increase the risk of such cyberattacks.
Any actual, perceived or purported security breaches or other security incidents that we suffer with regard to our platform, systems, networks or data, including any such actual, perceived or purported security breaches or security incidents that result, or are believed to result, in actual, perceived or purported breaches of our customers’ networks or systems, could result in:
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual, perceived or purported security breach or other security incident;
•negative publicity and damage to our reputation, brand, and market position;
•harm to our relationships with, and a loss of, existing or potential customers or channel partners;
•delayed or lost sales and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance; and
•legal claims and demands (including for stolen assets or information, repair of system damages and compensation to customers, customers of customers and business partners), litigation (including stockholder claims), regulatory inquiries or investigations and other liability.
Any of the above could materially and adversely affect our business, financial condition and results of operations.
While we maintain insurance, our insurance may be insufficient to cover all liabilities incurred in relation to actual, perceived or purported security breaches or other security incidents. We also cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
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

Risks Related to Our Sales and Operations
If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our reputation as a provider of high-quality security solutions is critical to our relationship with our existing customers and channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features and solutions for our cloud platform, uninterrupted delivery of our cloud services and our ability to successfully differentiate our platform from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry or financial analysts often provide reviews of our platform, as well as products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our channel partners’ services. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new markets and more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential customers, all of which would materially and adversely affect our business, results of operations and financial condition.
If we do not effectively develop and expand our sales and marketing capabilities, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining enough talented sales personnel in both the U.S. and international markets.
New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain enough qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic conditions could materially and adversely affect our business, operating results and financial condition by reducing sales, lengthening sales cycles and lowering prices for our services. We have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, as a result of challenging macroeconomic conditions, and we cannot predict how long these economic conditions may persist.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service and our business could suffer.
Our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our cloud platform. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, refunds. In addition, the limitation of liability provisions in our customer agreements may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our balance sheet for such commitments. Our revenue, other results of operations and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support, including the quality of the support provided on our behalf by certain channel partners. Failure to maintain high-quality customer support could have an adverse effect on our business, financial condition and results of operations.
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers may be adversely affected. We believe that successfully delivering our cloud solution requires a highly skilled level of customer support and engagement. We or our channel partners must assist our customers to deploy our cloud platform, resolve performance issues, address interoperability challenges with a customer’s existing network and security infrastructure and respond to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, many of whom continue to work remotely. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.

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
Our business depends, in part, on sales to the public sector and significant changes in the contracting or fiscal policies of such public sector organizations could have an adverse effect on our business and operating results.
We derive a significant portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on our successful procurement of additional public sector customers. However, demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial risks, including the following:
•selling to government agencies can be highly competitive, expensive and time-consuming, often involving significantly longer procurement cycles than commercial sales, and significant upfront time and expense without any assurance that such efforts will generate a sale;
•U.S. or other government requirements relating to the formation, administration and performance of contracts with the public sector affect how we and our channel partners do business with governmental agencies;

•U.S. or other government certification requirements applicable to our cloud platform, including the Federal Risk and Authorization Management Program (FedRAMP), are often difficult and costly to obtain and maintain and failure to do so will restrict our ability to sell to government customers;
•government demand and payment for our services may be impacted by public sector budgetary cycles and annual funding authorizations, including the impacts of possible government shutdowns, and government sales are inherently at risk of securing funding;
•sales to the U.S. and other governments are subject to procurement regulations, which impose heightened compliance obligations on us and our channel partners;
•governments routinely investigate and audit government contractors’ administrative processes and compliance with procurement regulations and any unfavorable investigation or audit could result in fines, civil or criminal liability, further investigations, damage to our reputation and debarment from further government business; and
•government customers procuring commercial items get the benefit of more favorable terms and conditions by operation of law, regardless of agreed upon contractual terms.
The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future and could result in temporary suspension or permanent debarment from sales to government organizations. Any such penalties, disruptions or limitations in our or our channel partners' ability to do business with the public sector could have a material adverse effect on our business, operating results, financial condition and prospects.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 50%, 50% and 51% of our revenue from our international customers in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of July 31, 2024, approximately 63% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic and social uncertainty or international conflict, such as the current conflicts between Russia and Ukraine and in the Middle East;
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
•greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, trade and economic sanctions and any applicable trade regulations ensuring fair trade practices;

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
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, including the British Pound, Indian Rupee and Euro, and related impact on sales cycles; and
•the impact of natural disasters and public health pandemics and epidemics on customers, partners, suppliers, employees, travel and the global economy.
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2024, 37% of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
Our failure to raise additional capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and Notes repayment requirements for at least the next 12 months. We may, however, need to raise additional funds to fund our operating expenses, make capital purchases, acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

Risks Related to Information Technology, Intellectual Property, Data Security and Privacy
The actual or perceived failure of our cloud platform to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, financial condition and results of operations.
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
In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. As a result, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, high profile security breaches or incidents, in particular those of cloud-based service providers, may cause our customers and potential customers to lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks made more sophisticated with the development of AI and ML, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
Any real or perceived flaws in our cloud platform or any real, perceived or purported security breaches or other security incidents of our customers could result in:

•a loss of existing or potential customers or channel partners;
•delayed or lost sales and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual, perceived or purported security breach or incident;
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
Additionally, with data security being a critical competitive factor in our industry, we make public statements in our policies, on our website, and elsewhere describing the security of our platform and the performance of our solutions. As a result, we may face claims, including claims of unfair or deceptive trade practices alleging these statements are not accurate, brought by the U.S. Federal Trade Commission, state, local or foreign regulators and private litigants.
Issues in the development, use and execution of AI and ML, combined with an uncertain regulatory environment, may harm our business.
We are increasingly utilizing and have recently begun building and executing AI and ML capabilities, including, for example, those relating to generative AI and large language models, into our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly in order to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption, and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. The use of AI technologies also presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including new proposed rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property, and other laws, and brand or reputational harm.
We incorporate technology from third parties into our cloud platform, and our inability to obtain or maintain rights to the technology could harm our business.
We license software and other technology from third parties that we incorporate into or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy to grow our business, we may consider opening our cloud platform to third-party developers and applications to further extend its functionality, but we cannot be certain that such efforts to grow our business will be successful.
Some of our technology incorporates "open source" software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our solutions incorporate software licensed by third parties under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. Furthermore, the terms of many open source licenses have not been interpreted by U.S. and other courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. In addition, by the terms of some open source licenses, under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise be limited in the licensing of our services, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solutions and could reduce or eliminate the value of our services. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to release certain of our proprietary source code under open source licenses, pay monetary damages, seek licenses from third parties to continue offering our services on terms that are not economically feasible or be subject to injunctions that could require us to discontinue the sale of our services if re-engineering could not be accomplished on a timely basis. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition by, among other things:
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components. For example, we generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages, delivery delays and price increases in the past, and we may experience shortages, delays or materially increased costs, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers or cause other constraints on our operations that could damage our channel partner or customer relationships.
Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us. In addition, intellectual property litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile the possibility of intellectual property rights claims against us grows. Third parties have asserted in the past and may in the future assert claims of infringement of intellectual property rights against us and these claims, even without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our services. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.
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
The United States and the global economy have recently experienced historically high levels of inflation. While inflation rates moderated in 2023 and continue to moderate into 2024, the existence of inflation in the U.S. and global economy and the pricing pressure created by rising inflation in prior periods has and may continue to result in high interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations relating to privacy, data protection, information security and cybersecurity, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and ML, are subject to regulation under new laws as well as new applications of existing laws. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions and sanctions;
•mandatory changes to our cloud platform;
•disgorgement of profits, fines and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts; and
•loss of intellectual property rights.
If any government sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, operating results and financial condition.
As a global employer, we are subject to various labor laws, including worker classification laws, that impact compliance obligations regarding working time, proper payment for time worked, time off regulations, as well as anti-retaliation, discrimination and harassment policies and compliance with employee representative rights. We take reasonable efforts to comply with applicable labor laws and regulations impacting our workforce, but failure to comply with such laws could result in government enforcement actions and penalties, may negatively impact business operations and may be harmful to our reputation and our ability to attract and retain employees.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages from our channel partners or customers, penalties, termination of contracts and loss of exclusive rights in our intellectual property.
If we were not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
The regulatory framework for privacy, data protection and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various data protection, cybersecurity, information security and other telecommunications regulations or requirements where we offer our solutions around the world. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations that require us to comply with rules pertaining to privacy, data protection, cybersecurity and information security. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use and disclosure of personal, financial and other data. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business.
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the California Consumer Privacy Act, or CCPA, took effect in January 2020 and was subsequently modified by the California Privacy Rights Act, or CPRA, which took effect in January 2023. Numerous other states have enacted, and others are expected to enact, privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union has implemented the General Data Protection Regulation, which provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security and telecommunications services jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations, relating to privacy, data protection or security could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual, perceived or purported security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.
We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. The U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. For example, the U.S. and other countries have implemented economic and other sanctions, as well as increased export controls in response to the current conflict between Russia and Ukraine. These measures have continued to increase. These export controls and sanctions and any additional restrictions may impact our ability to continue to operate in Russia and other affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and software and operate our cloud platform or could limit our customers’ ability to access or use our services or software in those countries.
Although we take precautions to prevent our services and software from being provided in violation of such laws, our services and software may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Obtaining the necessary authorizations, including any required licenses, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform, or changes in export, sanctions and import laws and regulations, could delay the introduction and sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
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
In 2021, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to us beginning in fiscal 2025. Management is currently assessing the jurisdictions that could give rise to additional taxation as well as any potential impacts as a result of the implementation of the rules.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of July 31, 2024, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,497.6 million and $630.8 million, respectively, available to offset future taxable income. Beginning in 2024, $554.9 million of state net operating losses will begin to expire at different periods. The remaining $75.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2024, we had foreign net operating loss carryforward of $75.6 million, all of which will be carried forward indefinitely.
As of July 31, 2024, we also had U.S. federal, California, and foreign research and development and other tax credit carryforwards of $133.4 million, $73.9 million, and $1.9 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending 2029. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
As of July 31, 2024, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 43.2% of our common stock outstanding with Jay Chaudhry, our chief executive officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.6% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
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
On June 25, 2020, we issued $1,150 million in aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, or the Notes, which mature on July 1, 2025. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. For instance, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (which is defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such Notes. Additionally, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted. Our ability to make such payments or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our financial condition.

The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended July 31, 2024, the conditions allowing holders of the Notes to convert were not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As a result of the upcoming maturity date of the Notes (July 1, 2025), we have classified the Notes as current liabilities on the consolidated balance sheet as of July 31, 2024, which may be seen as a material adverse reduction of our net working capital.

The capped call transactions may affect the value of our common stock.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers and/or their respective affiliates and other financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the Option Counterparties purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes.
In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion, repurchase or redemption of the Notes, to the extent we exercise the relevant election under the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
In addition, natural disasters, acts of war, international conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East, terrorism and other geopolitical unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and may become more frequent and effective through the use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the consolidated financial statements include those related to determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of the Notes and the discount rate used for operating leases. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

We may become involved in litigation that may materially and adversely affect us.
From time to time, we may become, involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As a leading cybersecurity provider, we understand the importance of robust cybersecurity practices, and safeguarding and certifying our solutions to internationally recognized commercial and government standards. Trust is the foundation of everything we do, and we earn that trust through a comprehensive approach to identifying, managing and mitigating cybersecurity risk to our business and operations.
Risk Management and Strategy
Our platform was built leveraging guidance from leading industry frameworks to effectively manage and mitigate cybersecurity risks. Our rigorous risk management processes, which include data privacy, product security and information security, are overseen by the audit committee of our board of directors and our internal security committee, and are designed to ensure confidentiality, integrity and availability of our platform. These processes have been integrated into our overall enterprise risk management framework, which is overseen by our board of directors.
Our internal security committee identifies and prioritizes protective measures across our enterprise and products, continuously driving improvements to our security approach as threats evolve. The committee members are key functional leaders from across the Company who share critical information and use data-driven strategies to manage cyber risks. The committee is led by our chief security officer and includes representatives from our security team, information technology, information security, incident response, engineering, enterprise risk, product management, cloud operations, legal and compliance teams. Our internal security committee has the primary responsibility for assessing, monitoring and managing our cybersecurity risks, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The personnel comprising our internal security committee are certified and experienced cybersecurity professionals and information security managers with many years of experience across a variety of technology sub-specialties.
As a provider of cybersecurity products and services, it is critical for us to identify and implement protective measures across our enterprise and products, continuously driving improvements to our security approach. Our in-house global threat research team, Zscaler ThreatLabZ, a team of more than 150 security experts, collectively works to identify and prevent emerging threats, using malware reverse engineering, behavior analytics, data science and AI. We use the threat intelligence generated by ThreatLabz and other sources to implement security checks and reviews throughout our product development lifecycle. Our internal security teams and external cybersecurity auditors continuously evaluate our products, including by performing regular penetration tests and risk assessments to identify potential vulnerabilities.
We regularly review our cybersecurity policies, standards and procedures to account for changes in the threat landscape, as well as in response to legal and regulatory developments. Our cybersecurity efforts also include mandatory training for all employees and contractors on our security and privacy policies.
Our cybersecurity risk management approach provides a framework for identifying, monitoring, evaluating and responding to risks from cybersecurity threats and incidents. This framework includes steps for identifying the sources of potential cybersecurity threats or incidents, including potential threats and incidents associated with a third-party vendor or service provider, assessing the severity and risk of potential threats and incidents and implementing cybersecurity countermeasures and mitigation strategies. We recognize that our relationships with third parties may pose significant risks, and therefore we have implemented practices for building vendor diligence, onboarding and monitoring capabilities to assess those risks. These efforts can include internal briefings from our security and technical personnel, as well as external reports and threat intelligence from governmental, public and private sources, including external consultants and reports produced by security tools deployed in our technical environment.

Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management and post-incident analysis designed to safeguard the confidentiality, availability and integrity of our platform and assets. A cross-functional incident response team, comprised of representatives from our internal security committee including information technology, information security, engineering, cloud operations, compliance, privacy, legal and members of our executive leadership team, is responsible for the monitoring and disposition of potential incidents, such as data breaches, intrusions and other security events, and implementing our detailed incident response plan. Our approach includes procedures to appropriately inform management, the audit committee of the board of directors and the full board of directors, as applicable, about cybersecurity threats and incidents. In fiscal 2024, we did not identify any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, our business, results of operations or financial condition.
For more information about these risks, please see “Risk Factors – Risks Related to Our Business” in this Annual Report on Form 10-K.
Governance
Our board of directors has oversight responsibility for our overall enterprise risk management. The audit committee of the board of directors oversees cybersecurity risk, with input from our internal security committee, based on its oversight of our risk management processes. In accordance with our incident response plan, the internal security committee meets at least monthly, provides cybersecurity updates to the audit committee quarterly and apprises the full board of directors as needed.
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space under a sublease agreement that expires in 2026. We also maintain offices elsewhere in the United States, as well as multiple locations internationally, including in Asia, Europe and the Middle East. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the ticker symbol "ZS" since March 16, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of July 31, 2024, we had 51 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2024.
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
This performance graph compares the cumulative total return to our stockholders to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index for the five years ended July 31, 2024. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	July 31, 2019 (*)	July 31, 2020	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024
Zscaler, Inc.	$100.00	$154.09	$279.95	$184.00	$190.32	$212.83
S&P 500 Index	$100.00	$111.96	$152.76	$145.67	$164.63	$201.10
S&P 500 Information Technology Index	$100.00	$138.91	$194.51	$183.79	$233.14	$315.19
_____
(*) Base period.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2024, July 31, 2023 and July 31, 2022 are referred to as fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2024, we had expanded our operations to over 8,650 customers across major industries, with users in over 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their digital transformation, including approximately 35% of the Forbes Global 2000 as of July 31, 2024.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2024, fiscal 2023 and fiscal 2022, our revenue was $2,167.8 million, $1,617.0 million and $1,090.9 million, respectively. We have incurred net losses in all annual periods since our inception. For fiscal 2024, fiscal 2023 and fiscal 2022, our net loss was $57.7 million, $202.3 million and $390.3 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impact of Macroeconomic Conditions
Recent changes in macroeconomic conditions such as high inflation, high interest rates and potential recessionary environments, geopolitical factors, such as the current conflicts between Russia and Ukraine and in the Middle East, and global health crises, such as the recent resurgence of the COVID-19 pandemic, can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as customers continue to scrutinize purchasing decisions and are requiring multiple approvals for large expenditures in response to the uncertain economic environment. These macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.

Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. We believe that most enterprises are in the early stages of a broad transformation to the cloud. Organizations are increasingly relying on the internet to operate their businesses, deploying new SaaS applications and migrating internally managed line-of-business applications to the cloud. However, the growing dependence on the internet has increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet and transform their networks, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. As our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2024, 2023 and 2022, we had over 8,650, 7,700 and 6,700 customers, respectively, across all major geographies. As of July 31, 2024, we had approximately 35% of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging and uncertain economic environment, potential new customers are carefully considering purchasing decisions, particularly for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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
•upgrading to more advanced capabilities for their current purchases; and
•selling a subscription to a new solution or product, for example selling a ZPA subscription to a ZIA customer or a ZIA subscription to a ZPA customer.
These purchases increase the annual recurring revenue, or ARR, attributable to our customers over time. To establish ARR for a customer, we use the total amount of each order booked to compute the annual recurring value of revenue that we would recognize if the customer continues to renew all contractual subscriptions. For example, a contract for $3.0 million with a contractual term of three years would have an ARR of $1.0 million as long as our customer uses our cloud platform.

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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended July 31, 2024 and 2023, the dollar-based net retention rate was 115% and 121%, respectively.
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

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
GAAP gross profit	$1,690,642	$1,254,120	$848,664
Add:
Stock-based compensation expense and related payroll taxes	52,766	40,297	25,292
Amortization expense of acquired intangible assets	12,879	9,574	7,975
Non-GAAP gross profit	$1,756,287	$1,303,991	$881,931
GAAP gross margin	78%	78%	78%
Non-GAAP gross margin	81%	81%	81%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets, and restructuring and other charges. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
GAAP loss from operations	$(121,477)	$(234,623)	$(327,429)
Add:
Stock-based compensation expense and related payroll taxes	549,100	457,815	430,020
Amortization expense of acquired intangible assets	14,624	11,060	9,010
Restructuring and other charges (1)	—	6,564	—
Non-GAAP income from operations	$442,247	$240,816	$111,601
GAAP operating margin	(6)%	(15)%	(30)%
Non-GAAP operating margin	20%	15%	10%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of July 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on December 16, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$779,846	$462,343	$321,912
Less:
Purchases of property, equipment and other assets	(144,588)	(97,197)	(69,296)
Capitalized internal-use software	(50,308)	(31,527)	(21,284)
Free cash flow	$584,950	$333,619	$231,332
As a percentage of revenue:
Net cash provided by operating activities	36%	29%	30%
Less:
Purchases of property, equipment and other assets	(7)	(6)	(7)
Capitalized internal-use software	(2)	(2)	(2)
Free cash flow margin	27%	21%	21%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $587.6 million, or 29%, in fiscal 2024 over fiscal 2023, and $554.0 million, or 37%, in fiscal 2023 over fiscal 2022. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period.

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Revenue	$2,167,771	$1,616,952	$1,090,946
Add: Total deferred revenue, end of period	1,894,974	1,439,676	1,021,123
Less: Total deferred revenue, beginning of period	(1,439,676)	(1,021,123)	(630,601)
Calculated billings	$2,623,069	$2,035,505	$1,481,468

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
We generally experience seasonality in terms of when we enter into agreements with our customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second half of our fiscal year. However, because we recognize revenue ratably over the terms of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.
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

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses. We capitalize our sales commissions and associated payroll taxes that are incremental to the acquisition of channel partner and direct customer contracts and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of expenses previously deferred as attributable to each period presented in this Annual Report on Form 10-K, as described below under "Critical Accounting Policies and Estimates."
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
Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the Notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments and Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Effective August 1, 2022, we adopted ASU 2020-06. The adoption of this standard resulted in the elimination of the amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Revenue	$2,167,771	$1,616,952	$1,090,946
Cost of revenue (1)(2)	477,129	362,832	242,282
Gross profit	1,690,642	1,254,120	848,664
Operating expenses:
Sales and marketing (1)(2)	1,100,239	953,864	735,219
Research and development (1)(2)	499,828	349,735	289,139
General and administrative (1)	212,052	177,544	151,735
Restructuring and other charges (1)	—	7,600	—
Total operating expenses	1,812,119	1,488,743	1,176,093
Loss from operations	(121,477)	(234,623)	(327,429)
Interest income	109,130	60,462	4,586
Interest expense (3)(5)	(13,132)	(6,541)	(56,579)
Other expense, net	(3,750)	(1,862)	(4,208)
Loss before income taxes	(29,229)	(182,564)	(383,630)
Provision for income taxes (4)	28,477	19,771	6,648
Net loss	$(57,706)	$(202,335)	$(390,278)
(1) Includes stock-based compensation expense and related payroll taxes as follows:

Cost of revenue	$52,766	$40,297	$25,292
Sales and marketing	230,597	222,280	202,211
Research and development	186,107	121,151	123,422
General and administrative	79,630	73,051	79,095
Restructuring and other charges	—	1,036	—
Total	$549,100	$457,815	$430,020

(2) Includes amortization expense of acquired intangible assets as follows:

Cost of revenue	$12,879	$9,574	$7,975
Sales and marketing	1,232	773	704
Research and development	513	713	331
Total	$14,624	$11,060	$9,010

(3) Includes amortization of debt discount and issuance costs	$3,914	$3,894	$55,141

(4) Includes tax benefit associated with the business acquisitions	$(1,864)	$—	$—
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
The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	22	22	22
Gross margin	78	78	78
Operating expenses
Sales and marketing	51	59	67
Research and development	23	22	27
General and administrative	10	11	14
Restructuring and other charges	—	1	—
Total operating expenses	84	93	108
Operating margin	(6)	(15)	(30)
Interest income	6	4	—
Interest expense	(1)	—	(5)
Other expense, net	—	—	—
Loss before income taxes	(1)	(11)	(35)
Provision for income taxes	2	1	1
Net loss	(3)%	(12)%	(36)%

Comparison of Fiscal 2024 and Fiscal 2023
Revenue

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$2,167,771	$1,616,952	$550,819	34%
Revenue increased by $550.8 million, or 34%, in fiscal 2024, compared to fiscal 2023. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $471.8 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 12% from fiscal 2023 to fiscal 2024.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$477,129	$362,832	$114,297	32%
Gross margin	78%	78%
Cost of revenue increased by $114.3 million, or 32%, in fiscal 2024, compared to fiscal 2023. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $70.2 million for data center and equipment-related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $44.4 million, inclusive of an increase of $11.7 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to increased expenses of $2.0 million in facility and IT services.
Gross margin remained flat at 78% for fiscal 2024 compared to fiscal 2023.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$1,100,239	$953,864	$146,375	15%
Sales and marketing expenses increased by $146.4 million, or 15%, for fiscal 2024, compared to fiscal 2023. The change was driven primarily by an increase of $98.3 million in employee-related expenses, inclusive of an increase of $31.1 million in sales commissions expense and an increase of $3.5 million in stock-based compensation expense. The increase in stock-based compensation expense was driven primarily by an increase in headcount, offset by a reversal in February 2024 of $11.7 million of stock-based compensation expense associated with the cancellation of unvested equity awards resulting from the departure of our Chief Operating Officer, who led sales activities. The remainder of the increase was primarily attributable to increased expenses of $30.2 million in marketing and advertising expenses, $16.4 million in travel expenses, $6.1 million in facility-related expenses and $3.0 million in professional services.

Research and Development Expenses

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$499,828	$349,735	$150,093	43%
Research and development expenses increased by $150.1 million, or 43%, for fiscal 2024, compared to fiscal 2023, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The change was driven primarily by an increase of $145.9 million in employee-related expenses, inclusive of an increase of $62.6 million in stock-based compensation expense, primarily due to an increase in headcount. The increase in stock-based compensation expense for fiscal 2024 was partially driven by a reversal of $9.9 million of stock-based compensation expense recognized in fiscal 2023, which reduced the stock-based compensation expense in that period. The reversal of stock-based compensation expense resulted from the cancellation of unvested equity awards in connection with the departure of our President, who led research and development activities, in October 2022. The remainder of the increase was primarily attributable to increased expenses of $22.5 million in facility, cloud hosting, software and equipment-related expenses to support our growth. The net increase was offset by higher capitalized internal-use software development costs of $19.1 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$212,052	$177,544	$34,508	19%
General and administrative expenses increased by $34.5 million, or 19%, for fiscal 2024, compared to fiscal 2023. The change was driven primarily by an increase of $21.7 million in employee-related expenses, inclusive of an increase of $6.2 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase is primarily due to an increase of $4.1 million in facility-related expenses and an increase in miscellaneous expenses to support the growth of our business.
Restructuring and Other Charges

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other charges	$—	$7,600	$(7,600)	—%
Restructuring and other charges for the year ended July 31, 2023 are associated with a restructuring plan announced in March 2023, under which we incurred $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges, and $1.0 million of stock-based compensation expense related to modified equity incentive awards. The restructuring plan was completed during the fiscal quarter ended October 31, 2023.

Interest Income

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$109,130	$60,462	$48,668	80%
Interest income increased by $48.7 million for fiscal 2024, compared to fiscal 2023. The change was driven primarily by higher interest rates and our increased balance of cash equivalents and short-term investments.
Interest Expense

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(13,132)	$(6,541)	$(6,591)	101%
Interest expense increased by $6.6 million for fiscal 2024, compared to fiscal 2023. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Other expense, net	$(3,750)	$(1,862)	$(1,888)	101%
Other expense, net increased by $1.9 million for fiscal 2024, compared to fiscal 2023. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Year Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$28,477	$19,771	$8,706	44%
Our provision for income taxes increased by $8.7 million, or 44%, for fiscal 2024, compared to fiscal 2023. The change was primarily driven by the increase in our pre-tax income in both foreign and U.S. jurisdictions in which we conduct business, offset by the reduction of the valuation allowance due to the establishment of deferred tax liabilities from the business acquisition. For further information, refer to Note 15, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on form 10-K. Our effective tax rate of (97.4)% and (10.9)% in fiscal 2024 and fiscal 2023, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal, state, and U.K. deferred tax assets as well as our foreign income being taxed at different rates than the U.S. statutory rate.

Comparison of Fiscal 2023 and Fiscal 2022
For a discussion of our results of operations for the year ended July 31, 2023 as compared to the year ended July 31, 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on September 14, 2023.

Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,409.7 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,148.1 million as of July 31, 2024. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our working capital, capital expenditure, and convertible senior notes repayment requirements for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions, convertible senior notes repayment requirements and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic conditions, such as high inflation and recessionary environments, and the impact of global crises to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of global crises. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2024, we had deferred revenue of $1,895.0 million, of which $1,643.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.

As of July 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$779,846	$462,343	$321,912
Net cash provided by (used in) investing activities	$(683,180)	$(259,337)	$374,063
Net cash provided by financing activities	$64,208	$45,990	$41,337
Operating Activities
Net cash provided by operating activities during fiscal 2024 was $779.8 million, which resulted from a net loss of $57.7 million, adjusted for non-cash charges of $771.5 million and net cash inflows of $66.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $527.7 million for stock-based compensation expense, $130.1 million for amortization of deferred contract acquisition costs, $66.3 million for depreciation and amortization expense, $49.4 million for non-cash operating lease costs, $14.6 million for amortization expense of acquired intangible assets and $3.9 million for amortization of debt discount and issuance costs, partially offset by amortization (accretion) of investments purchased at a premium (discount) of $19.1 million and $5.6 million for deferred income taxes.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $450.3 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $43.6 million in accrued expenses, other current and noncurrent liabilities, an increase of $10.5 million in accrued compensation and an increase of $4.2 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $200.3 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $153.0 million in accounts receivable primarily due to timing of billings and collections, a decrease of $49.2 million in operating lease liabilities primarily due to lease payments and an increase of $40.0 million in prepaid expenses, other current and noncurrent assets.
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
Investing Activities
Net cash used in investing activities during fiscal 2024 of $683.2 million was primarily attributable to the purchases of short-term investments of $1,291.0 million, $374.7 million, net of cash acquired for business acquisitions, capital expenditures of $194.9 million to support the growth and expansion of our cloud platform, and $2.0 million for purchases of strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $1,179.4 million.
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
Financing Activities
Net cash provided by financing activities of $64.2 million during fiscal 2024 was primarily attributable to $52.0 million in proceeds from the issuance of common stock under the ESPP and $12.2 million in proceeds from the exercise of stock options.
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
Revenue Recognition
In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue From Contracts With Customers, or ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
Interest Rate Risk
As of July 31, 2024, we had cash, cash equivalents and short-term investments totaling $2,409.7 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2024, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $10.0 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Japanese Yen, Canadian Dollar and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the consolidated financial statements for all periods presented.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Airgap Networks Inc. and Avalor Technologies Ltd. from its assessment of internal control over financial reporting as of July 31, 2024, because they were acquired by the Company in purchase business combinations during 2024. We have also excluded Airgap Networks Inc. and Avalor Technologies Ltd. from our audit of internal control over financial reporting. Airgap Networks Inc. and Avalor Technologies Ltd. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 0.4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2024.
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
Revenue Recognition – Subscription and Support Revenue
As described in Notes 1 and 2 to the consolidated financial statements, revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all revenue from contracts with customers and management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended July 31, 2024, the Company’s revenue was $2,168 million of which approximately 97% relates to subscription and support revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription and support revenue. These procedures also included, among others (i) testing revenue recognized for a sample of subscription and support revenue transactions by obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, and payment receipts and (ii) confirming a sample of outstanding customer invoice balances as of July 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 12, 2024

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,423,080	$1,262,206
Short-term investments	986,574	838,026
Accounts receivable, net	736,529	582,636
Deferred contract acquisition costs	148,873	115,827
Prepaid expenses and other current assets	101,561	91,619
Total current assets	3,396,617	2,890,314
Property and equipment, net	383,121	242,355
Operating lease right-of-use assets	89,758	70,671
Deferred contract acquisition costs, noncurrent	296,525	259,407
Acquired intangible assets, net	63,835	25,859
Goodwill	417,029	89,192
Other noncurrent assets	58,083	30,519
Total assets	$4,704,968	$3,608,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,309	$18,481
Accrued expenses and other current liabilities	91,708	64,975
Accrued compensation	160,810	136,800
Deferred revenue	1,643,919	1,281,143
Convertible senior notes	1,142,275	—
Operating lease liabilities	50,866	34,469
Total current liabilities	3,112,887	1,535,868
Convertible senior notes, noncurrent	—	1,134,159
Deferred revenue, noncurrent	251,055	158,533
Operating lease liabilities, noncurrent	44,824	41,917
Other noncurrent liabilities	22,100	12,728
Total liabilities	3,430,866	2,883,205
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2024 and 2023, respectively; no shares issued and outstanding as of July 31, 2024 and 2023	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2024 and 2023, respectively; 152,490 and 147,169 shares issued and outstanding as of July 31, 2024 and 2023, respectively	152	147
Additional paid-in capital	2,426,819	1,816,915
Accumulated other comprehensive loss	(4,789)	(1,576)
Accumulated deficit	(1,148,080)	(1,090,374)
Total stockholders’ equity	1,274,102	725,112
Total liabilities and stockholders’ equity	$4,704,968	$3,608,317

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2024	2023	2022
Revenue	$2,167,771	$1,616,952	$1,090,946
Cost of revenue	477,129	362,832	242,282
Gross profit	1,690,642	1,254,120	848,664
Operating expenses:
Sales and marketing	1,100,239	953,864	735,219
Research and development	499,828	349,735	289,139
General and administrative	212,052	177,544	151,735
Restructuring and other charges	—	7,600	—
Total operating expenses	1,812,119	1,488,743	1,176,093
Loss from operations	(121,477)	(234,623)	(327,429)
Interest income	109,130	60,462	4,586
Interest expense	(13,132)	(6,541)	(56,579)
Other expense, net	(3,750)	(1,862)	(4,208)
Loss before income taxes	(29,229)	(182,564)	(383,630)
Provision for income taxes	28,477	19,771	6,648
Net loss	$(57,706)	$(202,335)	$(390,278)
Net loss per share, basic and diluted	$(0.39)	$(1.40)	$(2.77)
Weighted-average shares used in computing net loss per share, basic and diluted	149,586	144,942	140,895

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2024	2023	2022
Net loss	$(57,706)	$(202,335)	$(390,278)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	9,948	1,592	(12,083)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(10,761)	11,103	(20,130)
Net realized (gains) losses reclassified into net loss	(2,400)	11,579	7,013
Net change on cash flow hedges	(13,161)	22,682	(13,117)
Other comprehensive income (loss)	(3,213)	24,274	(25,200)
Comprehensive loss	$(60,919)	$(178,061)	$(415,478)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	138,662	$139	$1,131,006	$(650)	$(601,600)	$528,895
Issuance of common stock upon exercise of stock options	905	—	6,943	—	—	6,943
Issuance of common stock under the employee stock purchase plan	319	—	34,649	—	—	34,649
Vesting of restricted stock units, performance stock awards and other stock issuances	3,152	4	1,699	—	—	1,703
Stock-based compensation	—	—	416,588	—	—	416,588
Other comprehensive loss	—	—	—	(25,200)	—	(25,200)
Net loss	—	—	—	—	(390,278)	(390,278)
Balance as of July 31, 2022	143,038	143	1,590,885	(25,850)	(991,878)	573,300
Cumulative effect adjustment from adoption of ASU 2020-06 (Note 1)	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	451	—	3,944	—	—	3,944
Issuance of common stock under the employee stock purchase plan	425	—	42,263	—	—	42,263
Vesting of restricted stock units, performance stock awards and other stock issuances	3,255	4	(4)	—	—	—
Stock-based compensation	—	—	453,565	—	—	453,565
Other comprehensive income	—	—	—	24,274	—	24,274
Net loss	—	—	—	—	(202,335)	(202,335)
Balance as of July 31, 2023	147,169	147	1,816,915	(1,576)	(1,090,374)	725,112
Issuance of common stock upon exercise of stock options	864	—	12,249	—	—	12,249
Issuance of common stock under the employee equity stock purchase plan	489	—	51,998	—	—	51,998
Vesting of restricted stock units and performance stock awards	3,624	5	(5)	—	—	—
Issuance of restricted shares of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Issuance of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	541,857	—	—	541,857
Other comprehensive loss	—	—	—	(3,213)	—	(3,213)
Net loss	—	—	—	—	(57,706)	(57,706)
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net loss	$(57,706)	$(202,335)	$(390,278)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	66,308	55,756	40,456
Amortization expense of acquired intangible assets	14,624	11,060	9,010
Amortization of deferred contract acquisition costs	130,139	98,718	68,531
Amortization of debt issuance costs	3,914	3,894	55,141
Non-cash operating lease costs	49,445	32,212	25,626
Stock-based compensation expense	527,676	444,834	409,562
Amortization (accretion) of investments purchased at a premium (discount)	(19,062)	(6,582)	6,580
Unrealized (gains) losses on hedging transactions	753	(3,319)	1,499
Deferred income taxes	(5,633)	352	(562)
Other	3,320	(820)	(1,104)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(152,960)	(183,858)	(143,336)
Deferred contract acquisition costs	(200,303)	(176,950)	(158,503)
Prepaid expenses, other current and noncurrent assets	(39,971)	(39,922)	(10,287)
Accounts payable	4,164	(8,416)	14,358
Accrued expenses, other current and noncurrent liabilities	43,556	26,814	13,377
Accrued compensation	10,507	24,538	18,326
Deferred revenue	450,314	418,564	391,179
Operating lease liabilities	(49,239)	(32,197)	(27,663)
Net cash provided by operating activities	779,846	462,343	321,912
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(144,588)	(97,197)	(69,296)
Capitalized internal-use software	(50,308)	(31,527)	(21,284)
Payments for business acquisitions, net of cash acquired	(374,702)	(15,643)	(25,287)
Purchase of strategic investments	(2,000)	(3,206)	—
Purchases of short-term investments	(1,291,015)	(1,064,143)	(844,944)
Proceeds from maturities of short-term investments	1,132,268	901,849	1,334,874
Proceeds from sale of short-term investments	47,165	50,530	—
Net cash provided (used) by investing activities	(683,180)	(259,337)	374,063
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	12,249	3,944	6,943
Proceeds from issuance of common stock under the employee stock purchase plan	51,998	42,263	34,649
Payment of deferred consideration related to business acquisitions	—	(215)	(250)
Other	(39)	(2)	(5)
Net cash provided by financing activities	64,208	45,990	41,337
Net increase in cash and cash equivalents	160,874	248,996	737,312
Cash and cash equivalents at beginning of period	1,262,206	1,013,210	275,898
Cash and cash equivalents at end of period	$1,423,080	$1,262,206	$1,013,210

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended July 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$23,123	$14,940	$5,606
Cash paid for interest expense	$1,436	$1,438	$1,438
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$64,700	$29,129	$51,962
Equity consideration for business acquisitions	$3,805	$—	$—
Net change in purchased equipment included in accounts payable and accrued expenses	$1,111	$1,588	$(997)

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
Due to uncertainty in the macroeconomic environment, including the effects of inflation and geopolitical events, there is ongoing disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other expense, net in the consolidated statements of operations. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are not significant to the consolidated financial statements for all periods presented.
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
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, derivative contracts, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash equivalents and short-term investments consist of highly liquid investments in money market funds, U.S. treasury, U.S. agency securities, certificates of deposit and corporate debt securities, which are invested through financial institutions.
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
Variable Consideration
Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.
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
Cash Equivalents and Short-Term Investments
We classify all highly liquid investments purchased with an original maturity of 90 days or less from the date of purchase as cash equivalents and all highly liquid investments with original maturities beyond 90 days at the time of purchase as short-term investments. Our cash equivalents and short-term investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
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

Our investments are reviewed periodically when there is a decline in a security’s fair value below the amortized cost basis. We consider our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of its cost basis. If either of these criteria are triggered, the amortized cost basis of the debt security is written down to fair value through other expense, net. If neither criteria is met, we evaluate whether the decline in fair value below the amortized cost basis is related to credit-related factors or other factors such as interest rate fluctuations. The factors considered in this analysis include the extent the fair value is less than the amortized cost basis, whether there were changes to the rating of the security by a ratings agency, whether the issuer has failed to make scheduled interest payments and other adverse conditions as applicable. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other expense, net. For purposes of identifying and measuring credit-related impairments, our policy is to exclude the applicable accrued interest from both the fair value and amortized cost basis of the related debt security. Accrued interest receivable, net of the allowance for credit losses, if any, is recorded to prepaid expenses and other current assets. There were no credit-related impairments recognized on our investments during the periods presented.
Interest income, amortization (accretion) of investments purchased at a premium (discount) and realized gains and losses are included in interest income in the consolidated statements of operations. We use the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Strategic Investments
Our strategic investments consist of non-marketable equity investments of privately held companies. Investments in non-marketable equity investments of privately held companies without readily determinable fair values are measured using the measurement alternative, as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. The carrying amount of non-marketable equity investments is adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer and by impairments when events or circumstances indicate a decline in value has occurred. Non-marketable equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. Our strategic investments are included within other noncurrent assets in the consolidated balance sheets and adjustments to their carrying amounts are recorded in other expense, net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the periods presented.
Fair Value of Financial Instruments
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative instruments and convertible senior notes. Cash equivalents and short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. Assets recorded at fair value on a recurring basis in the consolidated balance sheets, consisting of cash equivalents and short-term investments, are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values. We carry the convertible senior notes at face value less debt issuance costs and hedge accounting fair value adjustments on our consolidated balance sheet. The fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only.
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
In August 2023, we completed an assessment of the useful lives of our servers and networking equipment, which resulted in an extension of their useful lives from four to five years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of these assets as of July 31, 2023, this change decreased depreciation expense by $13.4 million for fiscal 2024.
Capitalized Internal-Use Software
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2024, fiscal 2023 and fiscal 2022 was $76.9 million, $48.6 million and $32.7 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2024, fiscal 2023 and fiscal 2022 was $36.3 million, $24.2 million and $13.0 million, respectively.
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

Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value. There were no asset impairments for all periods presented.
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
We recognize changes in the fair value of non-designated derivative instruments within other expense, net in the consolidated statements of operations in the same period that the fair value measurement occurs.
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
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. We recognize stock-based compensation expense in the consolidated statement of operations over an award’s requisite service period based on the award’s fair value.
Stock-based compensation for common stock options is measured based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
Stock-based compensation for purchase rights granted under the employee stock purchase plan ("ESPP") is measured based on the fair value of the number of awards estimated at the beginning of the offering period, as determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the two-year offering period.
Stock-based compensation for restricted stock units ("RSUs") with only service conditions is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
Stock-based compensation for performance stock awards (“PSAs”), which have the same grant date and service inception date, and subject to both service and performance conditions, is measured based on the probable number of shares to be attained and the market closing price of our common stock at the grant date. The expense is recognized using the accelerated attribution method over the requisite service period. For PSAs where the service inception date of the awards precedes the grant date, stock-based compensation expense is recognized based on the number of PSAs for which it is probable that the performance condition will be met, using the accelerated attribution method and the market closing price of our common stock at each reporting date up to the grant date. The number of these PSAs for which it is probable that the performance condition will be met is determined using management’s best estimate at the end of each reporting period. At the completion of the performance period for these PSAs, any earned PSAs are granted upon approval of the compensation committee of our board of directors.
We account for forfeitures as they occur for all stock-based awards.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expenses in the consolidated statements of operations as incurred. We recognized advertising expense of $25.0 million, $24.0 million and $22.1 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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
Diluted earnings per share adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist primarily of stock options, share purchase rights under the ESPP, unvested RSUs, unvested PSAs, unvested common stock and shares related to convertible senior notes. Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share, as their effect is antidilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for us in the annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. We are currently evaluating the potential impact of this standard on financial statement disclosures.
In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosures of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). This standard is effective for us in the annual periods beginning in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027. We are currently evaluating the potential impact of this standard on financial statement disclosures.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for each of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2024		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$1,092,304	50%	$808,527	50%	$536,924	49%
Europe, Middle East and Africa	672,421	31	515,136	32	370,035	34
Asia Pacific	327,816	15	241,250	15	155,460	14
Other	75,230	4	52,039	3	28,527	3
Total	$2,167,771	100%	$1,616,952	100%	$1,090,946	100%
____
The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2024		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$1,967,908	91%	$1,488,379	92%	$1,016,747	93%
Direct customers	199,863	9	128,573	8	74,199	7
Total	$2,167,771	100%	$1,616,952	100%	$1,090,946	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of July 31, 2024 and July 31, 2023 was $1,895.0 million and $1,439.7 million, respectively. In fiscal 2024, fiscal 2023 and fiscal 2022 we recognized revenue of $1,277.8 million, $919.9 million and $570.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.

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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,417.6 million. We expect to recognize 48% of the transaction price over the next 12 months and 94% of the transaction price over the next three years, with the remainder recognized thereafter.
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
The activity of the deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Beginning balance	$375,234	$297,002	$207,030
Capitalization of contract acquisition costs	200,303	176,950	158,503
Amortization of deferred contract acquisition costs	(130,139)	(98,718)	(68,531)
Ending balance	$445,398	$375,234	$297,002

The outstanding balance of the deferred contract acquisition costs consisted of the following:

	July 31,
	2024	2023

	(in thousands)
Deferred contract acquisition costs, current	$148,873	$115,827
Deferred contract acquisition costs, noncurrent	296,525	259,407
Total deferred contract acquisition costs	$445,398	$375,234

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$956,932	$—	$—	$956,932
U.S. treasury securities	178,188	—	(15)	178,173
U.S. government agency securities	57,555	—	(6)	57,549
Certificates of deposit	80,940	—	—	80,940
Total cash equivalents	$1,273,615	$—	$(21)	$1,273,594

Short-term investments:
U.S. treasury securities	$257,841	$8	$(828)	$257,021
U.S. government agency securities	160,574	43	(542)	160,075
Corporate debt securities	568,589	1,514	(625)	569,478
Total short-term investments	$987,004	$1,565	$(1,995)	$986,574

Total cash equivalents and short-term investments	$2,260,619	$1,565	$(2,016)	$2,260,168
Cash equivalents and short-term investments consisted of the following as of July 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$768,003	$—	$—	$768,003
U.S. treasury securities	157,250	—	(30)	157,220
U.S. government agency securities	166,671	—	(35)	166,636
Corporate debt securities	38,800	—	—	38,800
Total cash equivalents	$1,130,724	$—	$(65)	$1,130,659

Short-term investments:
U.S. treasury securities	$175,451	$—	$(1,875)	$173,576
U.S. government agency securities	266,392	2	(4,299)	262,095
Corporate debt securities	406,517	49	(4,211)	402,355
Total short-term investments	$848,360	$51	$(10,385)	$838,026

Total cash equivalents and short-term investments	$1,979,084	$51	$(10,450)	$1,968,685

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2024:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$476,116	$475,325
Due between one to three years	510,888	511,249
Total	$987,004	$986,574
Short-term investments that were in continuous unrealized loss position as of July 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$152,574	$(115)	$87,808	$(713)	$240,382	$(828)
U.S. government agency securities	65,563	(28)	65,334	(514)	130,897	(542)
Corporate debt securities	81,020	(102)	94,666	(523)	175,686	(625)
Total	$299,157	$(245)	$247,808	$(1,750)	$546,965	$(1,995)
Short-term investments that were in continuous unrealized loss position as of July 31, 2023 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$173,576	$(1,875)	$—	$—	$173,576	$(1,875)
U.S. government agency securities	119,558	(292)	131,530	(4,007)	251,088	(4,299)
Corporate debt securities	232,504	(2,034)	82,599	(2,177)	315,103	(4,211)
Total	$525,638	$(4,201)	$214,129	$(6,184)	$739,767	$(10,385)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2024 and 2023.
As of July 31, 2024 and 2023, we recorded $10.7 million and $7.2 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the consolidated balance sheets.
Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are primarily accounted for under the cost method as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. As of July 31,

2024 and 2023, the carrying amount of our strategic investments was $9.8 million and $7.8 million, respectively, and is included within other noncurrent assets in the consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
Note 4. Fair Value Measurements
Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Certain of our investments in available-for-sale securities (i.e., U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities), as well as our assets and liabilities arising from our foreign currency forward contracts and our interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of July 31, 2024:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$956,932	$956,932	$—	$—
U.S. treasury securities	178,173	—	178,173	—
U.S. government agency securities	57,549	—	57,549	—
Certificates of deposit	80,940	—	80,940	—
Total cash equivalents	$1,273,594	$956,932	$316,662	$—

Short-term investments:
U.S. treasury securities	$257,021	$—	$257,021	$—
U.S. government agency securities	160,075	—	160,075	—
Corporate debt securities	569,478	—	569,478	—
Total short-term investments	$986,574	$—	$986,574	$—

Total cash equivalents and short-term investments	$2,260,168	$956,932	$1,303,236	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,541	$—	$2,541	$—
Foreign currency contracts assets-noncurrent (2)	$800	$—	$800	$—
Foreign currency contracts liabilities-current (3)	$3,731	$—	$3,731	$—
Foreign currency contracts liabilities-noncurrent (4)	$844	$—	$844	$—
Interest rate contracts liabilities-current (3)	$3,829	$—	$3,829	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,132	$—	$2,132	$—
Foreign currency contracts liabilities-current (3)	$1,748	$—	$1,748	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2024 and 2023.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2024	2023

		(in thousands)
Hosting equipment (1)	4 - 5 years	$418,775	$280,851
Capitalized internal-use software	3 - 5 years	197,769	120,877
Computers and equipment	3 - 5 years	6,741	7,107
Purchased software	3 years	1,102	1,311
Furniture and fixtures	5 years	1,071	1,025
Leasehold improvements	Shorter of useful life or lease term	7,974	7,608
Total property and equipment, gross		633,432	418,779
Less: Accumulated depreciation and amortization		(250,311)	(176,424)
Total property and equipment, net		$383,121	$242,355
(1) In August 2023, we extended the useful lives of hosting equipment from four to five years. Refer to Note 1, Business and Summary of Significant Accounting Policies, for further information.
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.8 million, respectively. As of July 31, 2023, their historical cost and accumulated amortization were $8.6 million and $1.6 million, respectively. Purchased intangible assets are included within other noncurrent assets in the consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $66.3 million, $55.8 million and $40.5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $13.0 million, $8.4 million and $4.5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	July 31,
	2024	2023
	(in thousands)
Accrued commissions	$51,371	$47,997
Accrued bonuses	53,452	37,417
Accrued payroll and related expenses	47,184	44,024
Employee stock purchase plan	8,803	7,362
Total accrued compensation	$160,810	$136,800

Note 6. Business Combinations
Airgap Networks Inc.
On April 12, 2024, we completed the acquisition of Airgap Networks Inc. ("Airgap"), an early-stage technology company incorporated in the United States, for total purchase price consideration of $124.4 million. We plan to integrate Airgap's technology into our cloud platform.
In addition to the consideration noted above, pursuant to the terms of the purchase agreement, certain Airgap employees who became our employees are entitled to receive deferred merger consideration with a fair value as of the grant date of $20.3 million payable in the form of restricted shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. Additionally, in connection with this acquisition, we committed to issue replacement awards with a fair value as of the closing date of the acquisition of $6.2 million, of which $1.4 million attributable to pre-combination vesting was allocated to the purchase price consideration. The remaining balance is attributable to post-combination vesting and will be recognized as compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of April 12, 2024. The purchase price consideration was allocated on a preliminary basis, subject to working capital adjustment, to identified intangible assets, which include $28.7 million of developed technology, $3.1 million of customer relationships, and $95.5 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2024.
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
In addition to the consideration noted above, pursuant to the terms of the stock purchase agreement, certain Avalor employees who became our employees are entitled to receive deferred merger consideration with a fair value as of the grant date of $46.5 million payable in the form of restricted shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period. Additionally, in connection with this acquisition, we committed to issue replacement awards with a fair value as of the closing date of the acquisition of $14.4 million, of which $2.4 million attributable to pre-combination vesting was allocated to the purchase price consideration. The remaining balance is attributable to post-combination vesting and will be recognized as compensation expense during the post-combination period.
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of March 8, 2024. The purchase price consideration was allocated on a preliminary basis, subject to working capital adjustment to identified intangible assets, which include $14.7 million of developed technology, $3.3 million of customer relationships, and $229.2 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2024.

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
Securelyshare Software Private Ltd.
On August 31, 2023, we completed the acquisition of Securelyshare Software Private Ltd. ("Securelyshare"), an early-stage technology company incorporated in India, for total purchase price consideration of $5.3 million. We have integrated this company's technology into our cloud platform. The transaction was accounted for as a business combination. We recognized intangible assets of $2.8 million for developed technology and goodwill of $3.2 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition qualified as a stock transaction for tax purposes. The goodwill is not expected to be deductible for income tax purposes. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2024.
Canonic Security Technologies Ltd.
On February 20, 2023, we completed the acquisition of Canonic Security Technologies Ltd. ("Canonic"), an early-stage technology company incorporated in Israel, for total purchase price consideration of $16.5 million. We have integrated this company's technology into our cloud platform.
In addition to the cash consideration noted above, pursuant to the terms of the purchase agreement, certain of Canonic's employees who became our employees are entitled to receive deferred merger consideration with a fair value as of the grant date of $4.1 million payable in the form of restricted shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.

In connection with this acquisition, we completed a valuation of the acquired identifiable assets as of February 20, 2023. The allocation of the purchase price consideration resulted in the recognition of $10.6 million of goodwill and $5.1 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2023.
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
ShiftRight, Inc.
On June 17, 2022, we completed the acquisition of ShiftRight, Inc. (“ShiftRight”), an early-stage technology company incorporated in the United States for a total purchase price consideration of $25.6 million. We have integrated this company’s technology into our cloud platform.
In addition to the cash consideration noted above, pursuant to the terms of the purchase agreement, certain of ShiftRight's employees who became our employees are entitled to receive deferred merger consideration with a fair value as of the grant date of $15.2 million payable in the form of restricted shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.

In connection with this acquisition, we completed a valuation of the acquired intangible assets as of June 17, 2022. The allocation of the purchase price consideration resulted in the recognition of $18.7 million of goodwill and $7.1 million of developed technology. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2022.
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
In addition to the cash consideration noted above, pursuant to the terms of the purchase agreement, certain employees of the acquired company who became our employees are entitled to receive deferred merger consideration payable in the form of restricted shares of our common stock. These awards are subject to time-based vesting and will be recognized as stock-based compensation expense during the post-combination period.

Based on the valuation of the acquired intangible assets, the allocation of the purchase price consideration resulted in the recognition of $1.6 million of developed technology and $0.8 million of goodwill. The developed technology is amortized over its economic useful life of 5.0 years. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2022.
The acquisition qualified as a stock transaction for tax purposes. Goodwill is not expected to be deductible for income tax purposes.
Pro Forma Financial Information
The pro forma financial information from the above business acquisitions, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Note 7. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2023	$89,192
Goodwill acquired	327,837
Balance as of July 31, 2024	$417,029
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions and asset acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During fiscal 2024, in connection with the acquisition of Airgap, Avalor and Securelyshare, we acquired developed technology and customer relationships with a fair value of $46.2 million and $6.4 million, respectively, and each of them with an estimated useful life of five years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for July 31, 2024 and 2023, consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2023	Additions	July 31, 2024	July 31, 2023	Amortization Expense	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2024

	(in thousands)								(years)
Developed technology	$53,456	$46,200	$99,656	$(29,259)	$(13,392)	$(42,651)	$24,197	$57,005	4.2
Customer relationships	3,560	6,400	9,960	(1,898)	(1,232)	(3,130)	1,662	6,830	4.4
Total	$57,016	$52,600	$109,616	$(31,157)	$(14,624)	$(45,781)	$25,859	$63,835	4.2
As of July 31, 2023, the weighted-average remaining useful life for developed technology and customer relationships was 3.0 years and 2.3 years, respectively.

Amortization expense of acquired intangible assets was $14.6 million, $11.1 million and $9.0 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the consolidated statements of operations.
Future amortization expense of acquired intangible assets as of July 31, 2024 consists of the following:

Amount
(in thousands)
Fiscal Year ending July 31,
2025	$16,785
2026	15,772
2027	12,948
2028	11,115
2029	7,215
Total	$63,835
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
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other expense, net in the consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for all periods presented.
As of July 31, 2024 and July 31, 2023, the total notional amount of our outstanding designated foreign currency forward contracts was $544.5 million and $457.6 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $352.8 million and $182.9 million, respectively. As of July 31, 2024, an estimated $2.2 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the consolidated balance sheet as of July 31, 2024 and July 31, 2023.
Changes in the fair value of our non-designated derivative instruments recognized within other expense, net in the consolidated statement of operations were not material for all periods presented.

The changes in accumulated other comprehensive income (loss) related to our cash flow hedges consisted of the following:

	Year Ended July 31,

	2024	2023	2022
	(in thousands)
Balance of AOCI as of the beginning of the period	$8,937	$(13,745)	$(628)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(10,761)	11,103	(20,130)
Gains (losses) reclassified from AOCI into the consolidated statement of operations (1)	(2,400)	11,579	7,013
Balance of AOCI as of the end of the period	$(4,224)	$8,937	$(13,745)
(1) (Gains) losses related to our cash flow hedges reclassified from AOCI into the consolidated statement of operations consisted of the following:

	Year Ended July 31,

	2024	2023	2022
	(in thousands)
Cost of revenue	$(785)	$1,835	$617
Sales and marketing	(789)	7,670	520
Research and development	(433)	1,506	284
General and administrative	(393)	568	5,592
Total	$(2,400)	$11,579	$7,013
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2024 and July 31, 2023. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of July 31, 2024 and July 31, 2023, the carrying amount of the hedged convertible senior notes was $498.2 million and $496.4 million, respectively. The total notional amount of our outstanding interest rate swaps was $500.0 million as of July 31, 2024 and July 31, 2023. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of July 31, 2024 and July 31, 2023, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $4.1 million and $8.3 million, respectively.

The effect of derivative instruments designated as fair value hedges included within interest expense in the statement of operations consisted of the following:

	Gains (Losses)
	Year Ended July 31,
	2024	2023
	(in thousands)
Interest rate swaps:
Hedge accounting fair value adjustments	$(4,241)	$8,306
Derivatives designated as hedging instruments	4,198	(8,028)
Total	$(43)	$278
Note 9. Restructuring and Other Charges
On March 1, 2023, we announced a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles, and projects to our strategic priorities. These actions included the reduction of our worldwide headcount by approximately 3%.
During fiscal 2023, we incurred $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges and $1.0 million of stock-based compensation expense related to modified equity incentive awards. These charges were recorded within restructuring and other charges in the consolidated statements of operations. The restructuring plan was completed during the fiscal quarter ended October 31, 2023.
Note 10. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the "Notes"), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million.
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
During the three months ended July 31, 2024, the conditions allowing holders of the Notes to convert were not met. As of July 31, 2024, we classified the Notes within current liabilities as they mature on July 1, 2025. As of July 31, 2023, we classified the Notes within noncurrent liabilities as we had the election of repaying the Notes in cash, shares of our common stock, or a combination of both. Conversion notices received were not material for any period presented.
Prior to July 5, 2023, we were not permitted to redeem the Notes. On and subsequent to July 5, 2023, and prior to the 21st scheduled trading day immediately preceding the maturity date, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day-period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we redeem less than all the outstanding Notes, and only Notes called for redemption may be converted in connection with such partial redemption, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to such partial redemption as of the relevant redemption notice date.
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
Upon adoption of ASU 2020-06 as of August 1, 2022, we accounted for our Notes as a single unit of debt and no longer record the conversion feature in equity. This further eliminated the need for amortization of the debt discount as interest expense and the portion of the issuance costs initially allocated to equity is now classified as debt and amortized as interest expense. As of August 1, 2022, the adoption of this new standard resulted in an increase of $169.9 million to the carrying amount of the convertible senior notes, a decrease of $273.7 million to additional paid-in capital and a cumulative-effect adjustment of $103.8 million to accumulated deficit. For further information, refer to Note 1, Business and Summary of Significant Accounting Policies.
During fiscal 2023, we entered into interest rate swap contracts designated as fair value hedges of certain of our Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the Notes consisted of the following:

	July 31,
	2024	2023
	(in thousands)

Principal amount	$1,149,954	$1,149,993
Less:
Unamortized debt issuance costs	3,614	7,528
Hedge accounting fair value adjustments	4,065	8,306
Total	$1,142,275	$1,134,159
The interest expense related to the Notes consisted of the following:

	Year Ended July 31,
	2024	2023	2022
	(in thousands)

Contractual interest expense	$1,436	$1,439	$1,438
Amortization of debt discount (1)	—	—	52,358
Amortization of debt issuance costs (1)	3,914	3,894	2,783
Total	$5,350	$5,333	$56,579
(1) The decrease in total interest expense beginning in fiscal 2023, was due to the derecognition of unamortized debt discount partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of adoption of ASU 2020-06, as described in Note 1, Business and Summary of Significant Accounting Policies.
The total fair value of the Notes was $1,465.5 million and $1,411.4 million as of July 31, 2024 and 2023, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of July 31, 2024 and 2023 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
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

Note 11. Operating Leases
The following is a summary of our operating lease costs:

	Year Ended July 31,
	2024			2023			2022
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease, including imputed interest	$9,902	$39,577	$49,479	$7,858	$24,677	$32,535	$6,347	$19,356	$25,703
Short-term lease cost	5,138	8,090	13,228	4,314	5,688	10,002	2,826	1,889	4,715
Variable lease cost	9,907	6,047	15,954	6,992	4,956	11,948	3,163	4,480	7,643
Total operating lease costs	$24,947	$53,714	$78,661	$19,164	$35,321	$54,485	$12,336	$25,725	$38,061
Weighted-average remaining lease term (in years)	2.1	1.9		3.0	2.0		3.7	2.7
Weighted-average discount rate	5.3%	4.7%		4.5%	3.2%		4.1%	2.2%
The following table presents information about our leases in the consolidated balance sheets:

	July 31,
	2024			2023
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$22,612	$67,146	$89,758	$18,493	$52,178	$70,671
Operating lease liabilities, current	$11,381	$39,485	$50,866	$6,777	$27,692	$34,469
Operating lease liabilities, noncurrent	$12,974	$31,850	$44,824	$14,875	$27,042	$41,917
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $49.2 million, $32.2 million and $27.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Maturities of operating lease liabilities consisted of the following as of July 31, 2024:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2025	$12,381	$41,920	$54,301
2026	10,537	24,396	34,933
2027	2,481	8,598	11,079
2028	481	—	481
Total future minimum lease payments	25,880	74,914	100,794
Less: Imputed interest	1,525	3,579	5,104
Total	$24,355	$71,335	$95,690
As of July 31, 2024, we have entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $9.6 million, which are excluded from the above table. These operating leases will commence between August 2024 and November 2024 with lease terms of approximately 3.0 years.
Note 12. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.
The maturities of non-cancelable purchase obligations with a remaining term in excess of one year as of July 31, 2024 consisted of the following:

Amount
Year ending July 31,	(in thousands)
2025	$57,961
2026	77,644
2027	51,088
2028	38,967
2029	18,750
Total	$244,410
Other Commitments
As of July 31, 2024 and 2023, we had outstanding irrevocable standby unsecured letters of credits and a guarantee for an aggregate value of $2.5 million and $2.1 million, respectively which serve as security under certain real estate leases included in Note 11, Operating Leases.
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

Note 13. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Fiscal Year 2018 Equity Incentive Plan (the "2018 Plan") include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares.
As of July 31, 2024, a total of 53.1 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 30.9 million shares were available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The activity of stock options for fiscal 2024 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2023	1,267	$18.54	2.1	$179,678
Granted	50	$198.03
Exercised	(864)	$14.17		$157,832
Canceled, forfeited or expired	—	—
Balance as of July 31, 2024	453	$46.72	2.5	$60,923
Exercisable and expected to vest as of July 31, 2023	1,210	$12.82	1.8	$178,616
Exercisable and expected to vest as of July 31, 2024	367	$15.84	1.0	$59,989
The weighted-average grant-date fair value per share of stock options granted was $117.41 and $88.97 during fiscal 2024 and fiscal 2023 respectively. There were no stock options granted during fiscal 2022.
The total grant-date fair value of stock options vested was $1.4 million, $1.5 million and $3.9 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The total intrinsic value of options exercised was $157.8 million, $56.5 million and $230.1 million, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31
	2024	2023
Expected term (in years)	6.0	6.1
Expected stock price volatility	59.5%	58.2%
Risk-free interest rate	4.2%	3.9%
Dividend yield	0.0%	0.0%

The expected term was estimated using the simplified method. The expected volatility was determined using a weighted-average of the historical volatility of our common stock and peer volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers corresponding to the expected term of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award. Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.
Restricted Stock Units and Performance Stock Awards
The 2018 Plan allows for the grant of RSUs and PSAs. Generally, RSUs are subject to a four-year vesting period.
The right to earn PSAs is subject to the achievement of the defined and approved performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors or by our senior management for certain types of awards. Generally, earned PSAs are subject to additional time-based vesting.
As of July 31, 2024, outstanding PSAs for which their performance metrics have not been defined and/or approved were not material. As of July 31, 2024, these awards are not considered granted for accounting purposes and accordingly, have been excluded from the table below.
The activity of RSUs and PSAs consisted of the following for fiscal 2024:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2023	9,351	$139.95	$1,499,714
Granted	6,018	$181.24
Vested	(3,624)	$136.82	$684,393
Canceled or forfeited	(1,931)	$160.35
Balance as of July 31, 2024	9,814	$162.41	$1,760,079
The aggregate fair value, as of the respective vesting dates, of RSUs and PSAs vested was $684.4 million, $462.3 million and $694.9 million, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). Through July 31, 2024, a total of 10.3 million shares of common stock have been reserved for issuance under the ESPP, out of which 6.3 million shares were available for future grant as of July 31, 2024. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to the ESPP's automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and are comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. The ESPP contains a reset provision under which the offering period resets if the fair market value of our common stock on the purchase date is less than the fair market value on the first day of the offering period. During fiscal 2024, fiscal 2023 and fiscal 2022, employees purchased under the ESPP approximately 0.5 million, 0.4 million and 0.3 million shares of common stock, respectively, at an average purchase price of $106.46, $99.59 and $108.61, respectively, with cash proceeds of $52.0 million, $42.3 million and $34.6 million, respectively.
ESPP employee payroll contributions accrued as of July 31, 2024 and 2023, were $8.8 million and $7.4 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on December 16, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
In June 2024, one outstanding ESPP offering period was reset and automatically rolled over into a new ESPP offering period that started on June 17, 2024. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $2.7 million, which will be recognized over the remaining term of the modified ESPP offering period of 18 months. In December 2022, certain outstanding ESPP offering periods were reset and automatically rolled over into a new ESPP offering period that started on December 15, 2022. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $8.3 million, which has been recognized over the remaining term of the modified ESPP offering periods, ranging from approximately 6 months to 18 months.
The fair value of the purchase rights offered under the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended July 31,
	2024	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	42.5% - 64.8%	58.1% - 75.9%	44.1% - 79.4%
Risk-free interest rate	4.4% - 5.4%	4.2% - 5.3%	0.1% - 3.2%
Dividend yield	0.0%	0.0%	0.0%
The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The expected volatility was based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award. Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.
Departure of the Chief Operating Officer of the Company
In February 2024, our Chief Operating Officer, who led sales activities, resigned from his position at the Company. In connection with his resignation, we recognized a reversal of stock-based compensation expense of $11.7 million associated with the cancellation of unvested incentive equity awards, which was recognized in sales and marketing expenses in the consolidated statement of operations in fiscal 2024.
Departure of the President of the Company
In October 2022, our President, who led research and development activities, resigned from his position as President of the Company, but continued to serve as a member of our Board of Directors through January 2024. In connection with his resignation as President of the Company, we recognized a reversal of stock-based compensation expense of $9.9 million associated with the cancellation of unvested incentive equity awards, which was recognized in research and development expenses in the consolidated statement of operations in fiscal 2023.
Modification of Equity Incentive Awards
During fiscal 2023, we modified the equity incentive awards of certain employees. In accordance with the accounting for the modification, we recognized stock-based compensation expense of $6.0 million in research and development expenses and $1.3 million in sales and marketing expenses, respectively, in the consolidated statement of operations in fiscal 2023. The stock-based compensation expense from modified equity incentive awards in fiscal 2024 and fiscal 2022 was not material.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$50,820	$39,168	$23,847
Sales and marketing	219,096	215,597	191,091
Research and development	180,554	117,915	118,299
General and administrative	77,206	71,118	76,325
Restructuring and other charges	—	1,036	—
Total	$527,676	$444,834	$409,562
As of July 31, 2024, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $1,519.8 million, which we expect to be amortized over a weighted-average period of 2.8 years.
During fiscal 2024, fiscal 2023 and fiscal 2022, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $27.2 million, $17.2 million and $11.5 million, respectively.
Note 14. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2024
(in thousands)
Equity awards outstanding:
Stock options	453
Unvested RSUs	8,805
Committed unvested PSAs, based on the target number of shares	607
Unvested PSAs	1,009
Share purchase rights committed under the ESPP	514
Equity awards available for future grants:
2018 Plan	30,892
ESPP	6,255
Stock reserved for settlement of the Notes	7,626
Total	56,161

Note 15. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2024	2023	2022

	(in thousands)
Domestic	$(112,758)	$(228,715)	$(413,148)
International	83,529	46,151	29,518
Loss before provision for income taxes	$(29,229)	$(182,564)	$(383,630)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2024	2023	2022

Current:	(in thousands)
Federal	$203	$1,091	$—
State	1,337	3,890	399
Foreign	32,620	14,438	6,996
Total current tax expense	34,160	19,419	7,395

Deferred:
Federal	(4,526)	—	(858)
State	(693)	—	(185)
Foreign	(464)	352	296
Total deferred tax benefit (expense)	(5,683)	352	(747)

Total provision for income taxes	$28,477	$19,771	$6,648
During fiscal 2024, fiscal 2023 and fiscal 2022, we recognized tax benefits on total stock-based compensation expense of $23.0 million, $13.4 million and $1.4 million, respectively, which are reflected within the provision for income taxes in the consolidated statements of operations.

The following table presents the reconciliation of the statutory federal income tax rate to our effective rate:

	Year ended July 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	(0.4)	(2.1)	(0.1)
Impact of foreign rate differential	36.2	10.1	(0.4)
Stock-based compensation	162.6	(0.8)	17.6
U.S. tax credits	101.8	8.6	3.9
Change in valuation allowance	(471.3)	(34.1)	(43.6)
Withholding tax	(12.5)	(1.3)	(0.2)
Waived deductions under Section 59A	74.3	(11.8)	—
Transaction costs	(1.3)	—	—
Meals and entertainment	(7.0)	(0.8)	(0.2)
Other	(0.8)	0.3	0.3
Effective tax rate	(97.4)%	(10.9)%	(1.7)%
Our effective tax rate for fiscal 2024 differs from the U.S. statutory rate primarily due to a portion of our earnings that are taxed at different rates from the U.S. statutory rate, the benefit of stock compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. During fiscal 2024, we also effectuated certain tax planning actions which reduced the amount of waived deductions under Section 59A related to our fiscal 2023.
Our effective tax rate for fiscal 2023 differs from the U.S. statutory rate primarily due to a portion of our earnings that are taxed at different rates from the U.S. statutory rate, the effect of waived deductions under Section 59A, the benefit of stock compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets.
Our effective tax rate for fiscal 2022 differs from the U.S. statutory rate primarily due to our foreign earnings that are taxed at different rates than the U.S. statutory rate, the benefit of stock compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets.
During fiscal 2024 and 2022, we recognized an income tax benefit of $5.2 million and $1.0 million, respectively, as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of business combinations. During fiscal 2023, we did not recognize income tax benefits from business combinations. Refer to Note 6, Business Combinations, for further information.

The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating losses carryovers	$373,611	$401,261
Deferred revenue	181,654	122,326
Research and development capitalization	168,918	92,901
Tax credits carryovers	157,861	98,564
Other	100,930	75,641
Gross deferred tax assets	982,974	790,693
Less: Valuation allowance	(833,908)	(671,381)
Total deferred tax assets	$149,066	$119,312

Deferred tax liabilities:
Intangible assets	$(10,273)	$(4,765)
Deferred contract acquisition costs	(99,123)	(86,805)
Property and equipment	(9,929)	(4,690)
Operating lease right-of-use assets	(29,137)	(22,403)
Total deferred tax liabilities	$(148,462)	$(118,663)

Net deferred tax assets	$604	$649
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
The following table presents the change in the valuation allowance:

	Year ended July 31,
	2024	2023	2022

	(in thousands)
Balance as of the beginning of the period	$671,381	$553,916	$345,756
Change during the period	162,527	117,465	208,160
Balance as of the end of the period	$833,908	$671,381	$553,916
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized as of July 31, 2024 and 2023. Accordingly, we have maintained a full valuation allowance against such deferred tax assets. Due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are not more likely than not to be realized in the future and a full valuation allowance has been maintained as of July 31, 2024 and 2023.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against our deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and U.K. deferred tax assets increased by $162.5 million, $117.5 million and $208.2 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The increase in the valuation allowance in fiscal 2024, fiscal 2023 and fiscal 2022 was related to tax losses for which insufficient positive evidence exists to support their realizability.
As of July 31, 2024, we have net operating loss carryforwards for U.S. federal income tax purposes of $1,497.6 million, which are available to offset future federal taxable income. These net operating losses will carry forward indefinitely. As of July 31, 2024, we have net operating loss carryforwards for state income tax purposes of $630.8 million. Beginning in 2024, $554.9 million of state net operating losses will begin to expire at different periods. The remaining $75.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2024, we had foreign net operating loss carryforward of $75.6 million, all of which will be carried forward indefinitely.
As of July 31, 2024, we also had U.S. federal, California and foreign research and development and other tax credit carryforwards of $133.4 million, $73.9 million and $1.9 million respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending 2029.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2024, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $63.9 million of gross unrecognized tax benefits as of July 31, 2024, of which $2.9 million would affect our effective tax rate if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. As of July 31, 2024, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of July 31, 2024 were insignificant.
The changes in our gross unrecognized tax benefits consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2022	$29,699
Gross increase for tax positions of prior years	1,653
Gross (decrease) for tax positions of prior years	—
Gross increase for tax positions of current year	9,337
Balance as of July 31, 2023	40,689
Gross increase for tax positions of prior years	6,960
Gross (decrease) for tax positions of prior years	(2,102)
Gross increase for tax positions of current year	18,378
Balance as of July 31, 2024	$63,925

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
The computation of basic and diluted net loss per share consisted of the following:

	Year Ended July 31,
	2024	2023	2022

	(in thousands, except per share data)
Net loss	$(57,706)	$(202,335)	$(390,278)
Weighted-average shares used in computing net loss per share, basic and diluted	149,586	144,942	140,895
Net loss per share, basic and diluted	$(0.39)	$(1.40)	$(2.77)
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

In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of July 31, 2024.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	July 31,
	2024	2023	2022

	(in thousands)
Unvested RSUs and shares of common stock	9,198	8,442	6,769
Stock options	453	1,267	1,673
Unvested PSAs (1)	1,009	1,012	832
Share purchase rights under the ESPP	514	1,119	850
Notes (2)	7,626	7,626	7,626
Total	18,800	19,466	17,750
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2024, as they are not considered outstanding for accounting purposes. For further information refer to Note 13, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share for all the periods presented, as their effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2024 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. As we expect to settle the principal amount of the Notes in cash, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the "conversion spread") is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $150.80 per share for the Notes. Conversion notices received through July 31, 2024, have not been material.
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
Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2024	2023

	(in thousands)
United States	$325,146	$213,611
Rest of the world	147,735	99,415
Total	$472,881	$313,026
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2024. The effectiveness of our internal control over financial reporting as of July 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Management excluded Airgap, acquired on April 12, 2024, and Avalor, acquired on March 8, 2024, from its evaluation of internal control over financial reporting as of July 31, 2024. Airgap and Avalor are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment of internal controls over financial reporting collectively represent approximately 0.4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 29, 2024, Robert Schlossman, the Company’s chief legal officer and secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 24,793 shares of our common stock and (ii) up to 100% of the shares of our common stock issued upon the settlement of 30,987 outstanding RSUs and PSUs, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 25, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, or the 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2024, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics, or Code of Conduct, that applies to all of our employees, executive officers and directors. The full text of the Code of Conduct is available on our website at ir.zscaler.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

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
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38413	3.1	March 2, 2023
4.1	Form of common stock certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.2	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.3	Indenture, dated as of June 25, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38413	4.1	June 25, 2020
4.4	Form of Note, representing Registrant's 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38413	4.1	June 25, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Fiscal Year 2018 Equity Incentive Plan and related form agreements.	10-K	001-38413	10.2	September 18, 2019
10.3+	Fiscal Year 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.4+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.5+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.6+	Change of Control and Severance Policy.	S-1	333-223072	10.7	February 16, 2018
10.7+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.8+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.9+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018
10.10+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.11+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.12+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.13+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.14†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.15	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	June 25, 2020
10.16+	Offer Letter between the Registrant and Syam Nair, dated as of April 12, 2023.	10-Q	001-38413	10.1	December 12, 2023

10.17+	Offer Letter between the Registrant and Mike Rich, dated as of November 2, 2023.	X
19.1	Insider Trading Policy	X
21.1	Significant Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).	X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1+	Compensation Recovery Policy.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Zscaler, Inc.

September 12, 2024	/s/ Remo Canessa
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

Signature	Title	Date

/s/ Jagtar Chaudhry	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 12, 2024
Jagtar Chaudhry

/s/ Remo Canessa	Chief Financial Officer (Principal Accounting and Financial Officer)	September 12, 2024
Remo Canessa

/s/ James Beer	Director	September 12, 2024
James Beer

/s/ Karen Blasing	Director	September 12, 2024
Karen Blasing

/s/ Andrew Brown	Director	September 12, 2024
Andrew Brown

/s/ Scott Darling	Director	September 12, 2024
Scott Darling

/s/ Charles Giancarlo	Director	September 12, 2024
Charles Giancarlo

/s/ Eileen Naughton	Director	September 12, 2024
Eileen Naughton

/s/ David Schneider	Director	September 12, 2024
David Schneider