Form 10-Q
period 2024-10-31
Zscaler, Inc.
filed 2024-12-05
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2024, the number of shares of registrant’s common stock outstanding was 153,438,623.

ZSCALER, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:
•the impact of macroeconomic and geopolitical events, developments and conditions on our business;
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
•beliefs about the impacts of legal developments upon our business;
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on September 12, 2024.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2024	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,553,645	$1,423,080
Short-term investments	1,154,252	986,574
Accounts receivable, net	424,573	736,529
Deferred contract acquisition costs	152,475	148,873
Prepaid expenses and other current assets	108,835	101,561
Total current assets	3,393,780	3,396,617
Property and equipment, net	409,005	383,121
Operating lease right-of-use assets	84,091	89,758
Deferred contract acquisition costs, noncurrent	286,656	296,525
Acquired intangible assets, net	59,595	63,835
Goodwill	417,029	417,029
Other noncurrent assets	58,846	58,083
Total assets	$4,709,002	$4,704,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,368	$23,309
Accrued expenses and other current liabilities	83,384	91,708
Accrued compensation	126,379	160,810
Deferred revenue	1,533,080	1,643,919
Convertible senior notes	1,145,799	1,142,275
Operating lease liabilities	49,600	50,866
Total current liabilities	2,963,610	3,112,887
Deferred revenue, noncurrent	250,640	251,055
Operating lease liabilities, noncurrent	41,938	44,824
Other noncurrent liabilities	24,269	22,100
Total liabilities	3,280,457	3,430,866
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of October 31, 2024 and July 31, 2024; no shares issued and outstanding as of October 31, 2024 and July 31, 2024	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2024 and July 31, 2024; 153,415 and 152,490 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	153	152
Additional paid-in capital	2,593,010	2,426,819
Accumulated other comprehensive loss	(4,487)	(4,789)
Accumulated deficit	(1,160,131)	(1,148,080)
Total stockholders’ equity	1,428,545	1,274,102
Total liabilities and stockholders’ equity	$4,709,002	$4,704,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Revenue	$627,955	$496,703
Cost of revenue	141,462	111,394
Gross profit	486,493	385,309
Operating expenses:
Sales and marketing	306,087	267,111
Research and development	154,254	113,539
General and administrative	56,819	50,716
Total operating expenses	517,160	431,366
Loss from operations	(30,667)	(46,057)
Interest income	30,048	25,942
Interest expense	(3,143)	(3,159)
Other expense, net	(652)	(1,212)
Loss before income taxes	(4,414)	(24,486)
Provision for income taxes	7,637	8,997
Net loss	$(12,051)	$(33,483)
Net loss per share, basic and diluted	$(0.08)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	152,557	147,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Net loss	$(12,051)	$(33,483)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	1,041	(589)
Cash flow hedging instruments:
Change in net unrealized gains (losses)	469	(15,136)
Net realized gains reclassified into net loss	(1,208)	(654)
Net change on cash flow hedges	(739)	(15,790)
Other comprehensive income (loss)	302	(16,379)
Comprehensive loss	$(11,749)	$(49,862)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	87	—	890	—	—	890
Vesting of restricted stock units and performance stock awards	838	1	(1)	—	—	—
Stock-based compensation	—	—	165,302	—	—	165,302
Other comprehensive income	—	—	—	302	—	302
Net loss	—	—	—	—	(12,051)	(12,051)
Balance as of October 31, 2024	153,415	$153	$2,593,010	$(4,487)	$(1,160,131)	$1,428,545
Stockholders' equity activity for the three months ended October 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	151	—	1,256	—	—	1,256
Vesting of restricted stock units, performance stock awards and other stock issuances	993	1	(1)	—	—	—
Stock-based compensation	—	—	131,019	—	—	131,019
Other comprehensive loss	—	—	—	(16,379)	—	(16,379)
Net loss	—	—	—	—	(33,483)	(33,483)
Balance as of October 31, 2023	148,313	$148	$1,949,189	$(17,955)	$(1,123,857)	$807,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(12,051)	$(33,483)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	21,423	13,962
Amortization expense of acquired intangible assets	4,240	3,036
Amortization of deferred contract acquisition costs	39,068	30,111
Amortization of debt issuance costs	981	977
Non-cash operating lease costs	15,657	9,903
Stock-based compensation expense	157,178	129,138
Accretion of investments purchased at a discount	(5,003)	(3,199)
Unrealized gains on hedging transactions	3,689	1,564
Deferred income taxes	186	(43)
Other	644	1,031
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	311,975	215,082
Deferred contract acquisition costs	(32,801)	(27,680)
Prepaid expenses, other current and noncurrent assets	(8,767)	1,349
Accounts payable	1,043	4,596
Accrued expenses, other current and noncurrent liabilities	(6,240)	4,859
Accrued compensation	(34,431)	(39,232)
Deferred revenue	(111,254)	(40,154)
Operating lease liabilities	(14,202)	(11,011)
Net cash provided by operating activities	331,335	260,806
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(17,025)	(28,659)
Capitalized internal-use software	(22,429)	(7,429)
Payments for business acquisitions, net of cash acquired	—	(4,377)
Purchase of strategic investments	(561)	—
Purchases of short-term investments	(430,296)	(375,929)
Proceeds from maturities of short-term investments	268,651	253,849
Net cash used by investing activities	(201,660)	(162,545)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	890	1,256
Net cash provided by financing activities	890	1,256
Net increase in cash and cash equivalents	130,565	99,517
Cash and cash equivalents at beginning of period	1,423,080	1,262,206
Cash and cash equivalents at end of period	$1,553,645	$1,361,723
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$9,399	$5,286
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$8,894	$15,617
Net change in purchased equipment included in accounts payable and accrued expenses	$462	$489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, South America, Europe and Asia. Our headquarters are in San Jose, California.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the "Fiscal 2024 Form 10-K"), as filed with the SEC on September 12, 2024.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2024 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2024, the condensed consolidated statements of operations for the three months ended October 31, 2024 and 2023, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended October 31, 2024 and 2023 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2025 or for any other future fiscal year or interim period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of convertible senior notes and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
Due to uncertainty in the macroeconomic and geopolitical environment, there is ongoing disruption in the global economy and financial markets. We are not aware of any specific event or circumstances that would require an update to our estimates, judgments or assumptions or a revision to the carrying value of our assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2025, for example, refer to our fiscal year ending July 31, 2025.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for us in the annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This standard requires disclosures of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). This standard is effective for us in the annual periods beginning in fiscal 2026. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This standard requires disclosures of additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. This standard is effective for us in the annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 97% of our revenue for the three months ended October 31, 2024 and 2023.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2024		2023
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$319,312	51%	$247,531	50%
Europe, Middle East and Africa	186,069	30%	157,245	32%
Asia Pacific	99,382	16%	75,080	15%
Other	23,192	3%	16,847	3%
Total	$627,955	100%	$496,703	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2024		2023
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$558,360	89%	$454,456	91%
Direct customers	69,595	11%	42,247	9%
Total	$627,955	100%	$496,703	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	October 31, 2024	July 31, 2024
Channel partner A	11%	*
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of October 31, 2024 and July 31, 2024 was $1,783.7 million and $1,895.0 million, respectively. In the three months ended October 31, 2024 and 2023, we recognized revenue of $595.2 million and $462.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,410.6 million. We expect to recognize 49% of the transaction price over the next 12 months and 93% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Beginning balance	$445,398	$375,234
Capitalization of contract acquisition costs	32,801	27,680
Amortization of deferred contract acquisition costs	(39,068)	(30,111)
Ending balance	$439,131	$372,803
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	October 31, 2024	July 31, 2024

	(in thousands)
Deferred contract acquisition costs, current	$152,475	$148,873
Deferred contract acquisition costs, noncurrent	286,656	296,525
Total deferred contract acquisition costs	$439,131	$445,398

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,172,163	$—	$—	$1,172,163
U.S. treasury securities	35,898	5	—	35,903
U.S. government agency securities	107,255	3	(19)	107,239
Certificates of deposit	106,452	—	—	106,452
Total cash equivalents	$1,421,768	$8	$(19)	$1,421,757

Short-term investments:
U.S. treasury securities	$314,332	$59	$(436)	$313,955
U.S. government agency securities	183,431	92	(195)	183,328
Corporate debt securities	655,888	2,164	(1,083)	656,969
Total short-term investments	$1,153,651	$2,315	$(1,714)	$1,154,252

Total cash equivalents and short-term investments	$2,575,419	$2,323	$(1,733)	$2,576,009
Cash equivalents and short-term investments consisted of the following as of July 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$956,932	$—	$—	$956,932
U.S. treasury securities	178,188	—	(15)	178,173
U.S. government agency securities	57,555	—	(6)	57,549
Certificates of deposit	80,940	—	—	80,940
Total cash equivalents	$1,273,615	$—	$(21)	$1,273,594

Short-term investments:
U.S. treasury securities	$257,841	$8	$(828)	$257,021
U.S. government agency securities	160,574	43	(542)	160,075
Corporate debt securities	568,589	1,514	(625)	569,478
Total short-term investments	$987,004	$1,565	$(1,995)	$986,574

Total cash equivalents and short-term investments	$2,260,619	$1,565	$(2,016)	$2,260,168

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2024:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$562,736	$562,907
Due between one to three years	590,915	591,345
Total	$1,153,651	$1,154,252
Short-term investments that were in continuous unrealized loss position as of October 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$146,042	$(436)	$—	$—	$146,042	$(436)
U.S. government agency securities	127,374	(174)	11,096	(21)	138,470	(195)
Corporate debt securities	166,536	(1,050)	25,384	(33)	191,920	(1,083)
Total	$439,952	$(1,660)	$36,480	$(54)	$476,432	$(1,714)
Short-term investments that were in continuous unrealized loss position as of July 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$152,574	$(115)	$87,808	$(713)	$240,382	$(828)
U.S. government agency securities	65,563	(28)	65,334	(514)	130,897	(542)
Corporate debt securities	81,020	(102)	94,666	(523)	175,686	(625)
Total	$299,157	$(245)	$247,808	$(1,750)	$546,965	$(1,995)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among others, whether we have the intention to sell any of these investments and whether it is not more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2024 and July 31, 2024.
As of October 31, 2024 and July 31, 2024, we recorded $12.6 million and $10.7 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of October 31, 2024 and July 31, 2024, the carrying amount of our strategic investments was $10.3 million and $9.8 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
Note 4. Fair Value Measurements
We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of October 31, 2024:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$1,172,163	$1,172,163	$—	$—
U.S. treasury securities	35,903	—	35,903	—
U.S. government agency securities	107,239	—	107,239	—
Certificates of deposit	106,452	—	106,452	—
Total cash equivalents	$1,421,757	$1,172,163	$249,594	$—

Short-term investments:
U.S. treasury securities	$313,955	$—	$313,955	$—
U.S. government agency securities	183,328	—	183,328	—
Corporate debt securities	656,969	—	656,969	—
Total short-term investments	$1,154,252	$—	$1,154,252	$—

Total cash equivalents and short-term investments	$2,576,009	$1,172,163	$1,403,846	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,918	$—	$2,918	$—
Foreign currency contracts assets-noncurrent (2)	$665	$—	$665	$—
Foreign currency contracts liabilities-current (3)	$4,720	$—	$4,720	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,201	$—	$1,201	$—
Interest rate contracts liabilities-current (3)	$1,428	$—	$1,428	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$745	$—	$745	$—
Foreign currency contracts liabilities-current (3)	$3,492	$—	$3,492	$—
(1) Included within prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Included within other noncurrent assets in the condensed consolidated balance sheets.
(3) Included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Included within other noncurrent liabilities in the condensed consolidated balance sheets.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2024:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$956,932	$956,932	$—	$—
U.S. treasury securities	178,173	—	178,173	—
U.S. government agency securities	57,549	—	57,549	—
Certificates of deposit	80,940	—	80,940	—
Total cash equivalents	$1,273,594	$956,932	$316,662	$—

Short-term investments:
U.S. treasury securities	$257,021	$—	$257,021	$—
U.S. government agency securities	160,075	—	160,075	—
Corporate debt securities	569,478	—	569,478	—
Total short-term investments	$986,574	$—	$986,574	$—

Total cash equivalents and short-term investments	$2,260,168	$956,932	$1,303,236	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,541	$—	$2,541	$—
Foreign currency contract assets-noncurrent (2)	$800	$—	$800	$—
Foreign currency contracts liabilities-current (3)	$3,731	$—	$3,731	$—
Foreign currency contracts liabilities-noncurrent (4)	$844	$—	$844	$—
Interest rate contracts liabilities-current (3)	$3,829	$—	$3,829	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$2,132	$—	$2,132	$—
Foreign currency contracts liabilities-current (3)	$1,748	$—	$1,748	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2024 and July 31, 2024.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	October 31, 2024	July 31, 2024

	(in thousands)
Hosting equipment	$434,018	$418,775
Capitalized internal-use software	232,092	197,769
Computers and equipment	7,081	6,741
Purchased software	1,103	1,102
Furniture and fixtures	1,077	1,071
Leasehold improvements	8,341	7,974
Total property and equipment, gross	683,712	633,432
Less: Accumulated depreciation and amortization	(274,707)	(250,311)
Total property and equipment, net	$409,005	$383,121
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of October 31, 2024, their historical cost and accumulated amortization were $12.4 million and $3.2 million, respectively. As of July 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $21.4 million and $14.0 million for the three months ended October 31, 2024 and 2023, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $4.2 million and $2.9 million for the three months ended October 31, 2024 and 2023, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	October 31, 2024	July 31, 2024

	(in thousands)
Accrued commissions	$22,045	$51,371
Accrued bonuses	33,372	53,452
Accrued payroll and related expenses	47,924	47,184
Employee stock purchase plan	23,038	8,803
Total accrued compensation	$126,379	$160,810
Note 6. Business Combinations
On August 31, 2023, we completed the acquisition of Securelyshare Software Private Ltd., an early-stage technology company incorporated in India, for total purchase price consideration of $5.3 million. We have integrated this company's technology into our cloud platform. The transaction was accounted for as a business combination. We recognized intangible assets of $2.8 million for developed technology and goodwill of $3.2 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition qualified as a stock transaction for tax purposes. The goodwill is not deductible for income tax purposes. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the condensed consolidated statement of operations for the three months ended October 31, 2023. The pro forma financial information, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the period after the acquisition date, were not material for disclosure purposes.
Note 7. Goodwill and Acquired Intangible Assets
Goodwill

The carrying amount of goodwill was $417.0 million as of October 31, 2024 and July 31, 2024.

Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
Changes in acquired intangible assets for the three months ended October 31, 2024 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2024	Additions	October 31, 2024	July 31, 2024	Amortization Expense	October 31, 2024	July 31, 2024	October 31, 2024	October 31, 2024
	(in thousands)								(years)
Developed technology	$99,656	$—	$99,656	$(42,651)	$(3,815)	$(46,466)	$57,005	$53,190	4.0
Customer relationships	9,960	—	9,960	(3,130)	(425)	(3,555)	6,830	6,405	4.1
Total	$109,616	$—	$109,616	$(45,781)	$(4,240)	$(50,021)	$63,835	$59,595	4.0
Amortization expense of acquired intangible assets for the three months ended October 31, 2024 and 2023 was $4.2 million and $3.0 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of October 31, 2024 consists of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2025 (remaining nine months)	$12,545
2026	15,772
2027	12,948
2028	11,115
2029	7,215
Total	$59,595

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. All cash flow hedges were considered effective during the three months ended October 31, 2024 and 2023.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three months ended October 31, 2024 and 2023.
As of October 31, 2024 and July 31, 2024, the total notional amount of our outstanding designated foreign currency forward contracts was $604.8 million and $544.5 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $397.7 million and $352.8 million, respectively. As of October 31, 2024, an estimated $2.7 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of October 31, 2024 and July 31, 2024.
During the three months ended October 31, 2024 and 2023, changes in the fair value of our non-designated derivative instruments recognized within other expense, net in the condensed consolidated statement of operations, were not material.
The changes in accumulated other comprehensive income (loss) related to our cash flow hedges consisted of the following:

	Three Months Ended October 31,

	2024	2023
	(in thousands)
Balance of AOCI as of the beginning of the period	$(4,224)	$8,937
Net unrealized gains (losses) recognized in accumulated other comprehensive income	469	(15,136)
(Gains) reclassified from AOCI into the condensed consolidated statement of operations (1)	(1,208)	(654)
Balance of AOCI as of the end of the period	$(4,963)	$(6,853)

(1) Gains related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended October 31,

	2024	2023
	(in thousands)
Cost of revenue	$277	$176
Sales and marketing	672	295
Research and development	161	92
General and administrative	98	91
Total	$1,208	$654
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of October 31, 2024 and July 31, 2024. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a certain tranche of our convertible senior notes to a floating interest rate. As of October 31, 2024 and July 31, 2024 the carrying amount of the hedged convertible senior notes was $499.3 million and $498.2 million, respectively. The total notional amount of our outstanding interest rate swaps was $500.0 million as of October 31, 2024 and July 31, 2024. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of October 31, 2024 and July 31, 2024, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $1.5 million and $4.1 million, respectively.
The gains (losses) effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$(2,543)	$(1,110)
Derivatives designated as hedging instruments	2,401	1,094
Total	$(142)	$(16)

Note 9. Convertible Senior Notes
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $150.0 million principal amount of the Notes. The Notes are unsecured obligations and bear interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes mature on July 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2024 Form 10-K for further information on the Notes.
During the three months ended October 31, 2024, the conditions allowing holders of the Notes to convert were not met.
The net carrying amount of the Notes consisted of the following:

	October 31,	July 31,
	2024	2024

	(in thousands)
Principal amount	$1,149,954	$1,149,954
Less:
Unamortized debt issuance costs	2,633	3,614
Hedge accounting fair value adjustments	1,522	4,065
Total	$1,145,799	$1,142,275
The interest expense related to the Notes consisted of the following:

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Contractual interest expense	$359	$359
Amortization of debt issuance costs	981	977
Total	$1,340	$1,336
The total fair value of the Notes was $1,459.8 million and $1,465.5 million as of October 31, 2024 and July 31, 2024, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of October 31, 2024 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three months ended October 31, 2024 and 2023, we have not exercised any Capped Call options. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2024 Form 10-K for further information on the Capped Calls.

Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services. As of October 31, 2024, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2024 Form 10-K, except for a non-cancelable agreement entered with a public cloud provider in September 2024 for a total minimum purchase commitment of $100.0 million over a five-year term and the renewal of bandwidth and internet service agreements for a total minimum purchase commitment of $27.1 million over a period ranging from two to three years.
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

Stock Options
The activity of stock options for the three months ended October 31, 2024 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2024	453	$46.72	2.5	$60,923
Granted	—	$—
Exercised	(87)	$10.19		$14,330
Canceled, forfeited or expired	—	—
Balance as of October 31, 2024	366	$55.46	2.7	$46,604
Exercisable and expected to vest as of July 31, 2024	367	$15.84	1.0	$59,989
Exercisable and expected to vest as of October 31, 2024	283	$19.11	0.9	$45,707
The total intrinsic value of options exercised for the three months ended October 31, 2024 and 2023 was $14.3 million and $23.2 million, respectively. There were no stock options granted during the three months ended October 31, 2024 and 2023.
Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the three months ended October 31, 2024:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2024	9,814	$162.41	$1,760,079
Granted	3,197	$169.58
Vested	(838)	$152.78	$144,131
Canceled or forfeited	(423)	$167.99
Balance as of October 31, 2024	11,750	$164.84	$2,124,164
As of October 31, 2024, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of October 31, 2024 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). ESPP employee payroll contributions accrued as of October 31, 2024 and July 31, 2024, were $23.0 million and $8.8 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on December 16, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. There were no shares issued under the ESPP during the periods presented.

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Cost of revenue	$15,226	$12,584
Sales and marketing	63,179	56,630
Research and development	58,071	40,193
General and administrative	20,702	19,731
Total	$157,178	$129,138
During the three months ended October 31, 2024 and 2023, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $12.4 million and $4.7 million, respectively.
Note 12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
For the three months ended October 31, 2024 and 2023, we recorded provision for income taxes of $7.6 million and $9.0 million, respectively. The decrease in the tax expense for three months ended October 31, 2024 is primarily attributable to tax expense associated with the integration of a business acquisition in the three months ended October 31, 2023. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state and foreign jurisdictions deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and certain foreign jurisdiction deferred tax assets.
Continued performance improvement in the United Kingdom ("U.K.") could result in a change in the realization of the deferred tax assets in the next twelve months, which would result in a release of the valuation allowance for such jurisdiction. A change in our assessment as to the realizability of the U.K. deferred tax assets is dependent upon the existence of sufficient objectively verifiable positive evidence in future periods. The reversal of such valuation allowance would result in an income tax benefit for the quarterly and annual fiscal periods in which we release the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the positive evidence that exists at such time.
Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended October 31,
	2024	2023

	(in thousands, except per share data)
Net loss	$(12,051)	$(33,483)
Weighted-average shares used in computing net loss per share, basic and diluted	152,557	147,625
Net loss per share, basic and diluted	$(0.08)	$(0.23)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of October 31, 2024.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	October 31,
	2024	2023

	(in thousands)
Unvested RSUs and shares of common stock	11,184	9,467
Stock options	366	1,116
Unvested PSAs (1)	947	867
Share purchase rights under the ESPP	496	1,065
Notes (2)	7,626	7,626
Total	20,619	20,141
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2024 and 2023, as they are not considered outstanding for accounting purposes. For further information refer to Note 11, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share for all the periods presented, as their effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2024 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through October 31, 2024 have not been material.

Note 14. Subsequent Events
In November 2024, we entered into a non-cancelable agreement with a public cloud provider for a total minimum purchase commitment of $300.0 million over a five-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2024 (the "Fiscal 2024 Form 10-K"), filed with the SEC on September 12, 2024. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2024 is referred to as fiscal 2024 and our fiscal year ending July 31, 2025 is referred to as fiscal 2025.
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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2024, we had expanded our operations to over 8,650 customers across major industries, with users in over 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their secure digital transformation, including approximately 35% of the Forbes Global 2000 as of July 31, 2024.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the three months ended October 31, 2024 and 2023, our revenue was $628.0 million and $496.7 million, respectively. We have incurred net losses in all annual periods since our inception. For the three months ended October 31, 2024 and 2023, our net loss was $12.1 million and $33.5 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Changes in macroeconomic and geopolitical conditions can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as customers continue to scrutinize purchasing decisions and are requiring multiple approvals for large expenditures in response to the uncertain economic environment. These macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.

Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. We believe that most enterprises are in the early stages of a broad transformation to the cloud. Organizations are increasingly relying on the internet to operate their businesses, deploying new SaaS applications and migrating internally managed line-of-business applications to the cloud. However, the growing dependence on the internet and expanding digital transformation have increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet and transform their networks, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. As our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly, customers in the Forbes Global 2000, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2024 and 2023, we had over 8,650 and over 7,700 customers, respectively, across all major geographies. As of July 31, 2024, we had approximately 35% of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging and uncertain economic environment, potential new customers are carefully considering purchasing decisions, particularly for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended October 31, 2024 and 2023, the dollar-based net retention rate was 114% and 120%, respectively.
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

	Three Months Ended October 31,
	2024	2023

	(in thousands)
GAAP gross profit	$486,493	$385,309
Add:
Stock-based compensation expense and related payroll taxes	15,793	12,955
Amortization expense of acquired intangible assets	3,675	2,717
Non-GAAP gross profit	$505,961	$400,981
GAAP gross margin	77%	78%
Non-GAAP gross margin	81%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended October 31,
	2024	2023

	(in thousands)
GAAP loss from operations	$(30,667)	$(46,057)
Add:
Stock-based compensation expense and related payroll taxes	160,574	132,729
Amortization expense of acquired intangible assets	4,240	3,036
Non-GAAP income from operations	$134,147	$89,708
GAAP operating margin	(5)%	(9)%
Non-GAAP operating margin	21%	18%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of October 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on December 16, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$331,335	$260,806
Less:
Purchases of property, equipment and other assets	(17,025)	(28,659)
Capitalized internal-use software	(22,429)	(7,429)
Free cash flow	$291,881	$224,718
As a percentage of revenue:
Net cash provided by operating activities	53%	53%
Less:
Purchases of property, equipment and other assets	(3)%	(6)%
Capitalized internal-use software	(4)%	(2)%
Free cash flow margin	46%	45%

Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $60.1 million, or 13%, for the three months ended October 31, 2024 over the three months ended October 31, 2023. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period.

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Revenue	$627,955	$496,703
Add: Total deferred revenue, end of period	1,783,720	1,399,544
Less: Total deferred revenue, beginning of period	(1,894,974)	(1,439,676)
Calculated billings	$516,701	$456,571

Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 97% of our revenue for the three months ended October 31, 2024 and 2023. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
We generally experience seasonality in terms of when we enter into agreements with our customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in our second half of our fiscal year. However, because we recognize revenue ratably over the terms of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.

Cost of Revenue
Cost of revenue includes expenses related to operating our cloud platform in data centers, including public cloud providers, depreciation of our data center equipment, amortization of our capitalized internal-use software, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses (i.e., facilities, IT, depreciation expense and amortization expense). Cost of revenue also includes employee-related expenses, including salaries, bonuses, stock-based compensation expense and employee benefit expenses associated with our customer support and cloud operations organizations.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses. We capitalize our sales commissions and associated payroll taxes that are incremental to the acquisition of customer contracts and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of expenses previously deferred as attributable to each period presented in this Quarterly Report on Form 10-Q, as described below under "Critical Accounting Policies and Estimates."
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
Provision for Income Taxes
Provision for income taxes consists of state income taxes in the United States ("U.S."), foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We weigh all available positive and negative evidence, including but not limited to our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies and the nature of each deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Revenue	$627,955	$496,703
Cost of revenue (1) (2)	141,462	111,394
Gross profit	486,493	385,309
Operating expenses:
Sales and marketing (1) (2)	306,087	267,111
Research and development (1) (2)	154,254	113,539
General and administrative (1)	56,819	50,716
Total operating expenses	517,160	431,366
Loss from operations	(30,667)	(46,057)
Interest income	30,048	25,942
Interest expense (3)	(3,143)	(3,159)
Other expense, net	(652)	(1,212)
Loss before income taxes	(4,414)	(24,486)
Provision for income taxes	7,637	8,997
Net loss	$(12,051)	$(33,483)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$15,793	$12,955
Sales and marketing	64,866	58,668
Research and development	58,865	41,043
General and administrative	21,050	20,063
Total	$160,574	$132,729

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$3,675	$2,717
Sales and marketing	425	226
Research and development	140	93
Total	$4,240	$3,036

(3) Includes amortization of debt issuance costs	$981	$977

	Three Months Ended October 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	23	22
Gross margin	77	78
Operating expenses
Sales and marketing	49	54
Research and development	25	23
General and administrative	9	10
Total operating expenses	83	87
Operating margin	(6)	(9)
Interest income	5	5
Interest expense	—	(1)
Other expense, net	—	—
Loss before income taxes	(1)	(5)
Provision for income taxes	1	2
Net loss	(2)%	(7)%

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue	$627,955	$496,703	$131,252	26%
Revenue increased by $131.3 million, or 26%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $94.7 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 12% from October 31, 2023 to October 31, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$141,462	$111,394	$30,068	27%
Gross margin	77%	78%
Cost of revenue increased by $30.1 million, or 27%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $19.3 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $10.2 million, inclusive of an increase of $2.6 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin decreased from 78% for the three months ended October 31, 2023 to 77% for the three months ended October 31, 2024. The decrease was primarily due to an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expenses	$306,087	$267,111	$38,976	15%
Sales and marketing expenses increased by $39.0 million, or 15%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change was driven primarily by an increase of $28.8 million in employee-related expenses, inclusive of an increase of $8.7 million in sales commissions expense and an increase of $6.5 million in stock-based compensation expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $6.4 million in marketing and advertising expenses and $2.1 million in travel expenses.

Research and Development Expenses

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development expenses	$154,254	$113,539	$40,715	36%
Research and development expenses increased by $40.7 million, or 36%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $45.7 million in employee-related expenses, inclusive of an increase of $17.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $8.8 million in facility, cloud hosting, software and equipment related expenses to support our growth. The increase was offset by higher capitalized internal-use software development costs of $15.0 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expenses	$56,819	$50,716	$6,103	12%
General and administrative expenses increased by $6.1 million, or 12%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change was driven primarily by an increase of $3.9 million in employee-related expenses, inclusive of an increase of $1.0 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase is due to the increase of miscellaneous expenses to support the growth of our business.
Interest Income

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$30,048	$25,942	$4,106	16%
Interest income increased by $4.1 million, or 16%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(3,143)	$(3,159)	$16	(1)%
Interest expense remained relatively flat for the three months ended October 31, 2024, compared to the three months ended October 31, 2023.
Other Expense, Net

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Other expense, net	$(652)	$(1,212)	$560	(46)%
Other expense, net decreased by $0.6 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$7,637	$8,997	$(1,360)	(15)%
Our provision for income taxes decreased by $1.4 million for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The change was primarily attributable to tax expense associated with the integration of a business acquisition in the three months ended October 31, 2023.
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
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state and foreign jurisdictions deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and certain foreign jurisdiction deferred tax assets.

We maintain a deferred tax asset in the U.K., and continued performance improvement in the U.K. could result in a change in the realization of the deferred tax assets in the next twelve months which would result in a release of the valuation allowance for such jurisdiction. A change in our assessment as to the realizability of the U.K. deferred tax assets is dependent upon the existence of sufficient objectively verifiable positive evidence in future periods. The reversal of such valuation allowance would result in an income tax benefit for the quarterly and annual fiscal periods in which we release the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to changes on the basis of the positive evidence that exists at such time.
We have analyzed jurisdictional Pillar Two regulations, as well as the Organization for Economic Cooperation and Development Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the three months ended October 31, 2024.
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,707.9 million which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,160.1 million as of October 31, 2024. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our working capital, capital expenditure and convertible senior notes repayment requirements for at least the next 12 months from the issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions, convertible senior notes repayment requirements and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic and geopolitical conditions to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of global crises. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2024, we had deferred revenue of $1,783.7 million, of which $1,533.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. Accordingly, we cannot predict the mix of invoicing schedules in any given period.
As of October 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$331,335	$260,806
Net cash used in investing activities	$(201,660)	$(162,545)
Net cash provided by financing activities	$890	$1,256
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2024 was $331.3 million, which resulted from a net loss of $12.1 million, adjusted for non-cash charges of $238.1 million and net cash inflows of $105.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $157.2 million for stock-based compensation expense, $39.1 million for amortization of deferred contract acquisition costs, $21.4 million for depreciation and amortization expense, $15.7 million for non-cash operating lease costs and $4.2 million for amortization expense of acquired intangible assets and unrealized losses on hedging transactions of $3.7 million. Non-cash charges were partially offset by accretion of investments purchased at a discount of $5.0 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $312.0 million in accounts receivable and an increase of $1.0 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from a decrease of $111.3 million in deferred revenue, a decrease of $34.4 million in accrued compensation, an increase of $32.8 million in deferred contract acquisition costs, a decrease of $14.2 million in operating lease liabilities, an increase of $8.8 million in prepaid expenses, other current and noncurrent assets and a decrease of $6.2 million in accrued expenses.
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
Investing Activities
Net cash used in investing activities during the three months ended October 31, 2024 of $201.7 million was primarily attributable to purchases of short-term investments of $430.3 million and capital expenditures of $39.5 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from maturities of short-term investments of $268.7 million.
Net cash used in investing activities during the three months ended October 31, 2023 of $162.5 million was primarily attributable to purchases of short-term investments of $375.9 million, capital expenditures of $36.1 million to support the growth and expansion of our cloud platform, and payment for a business acquisition of $4.4 million, net of cash acquired. These activities were partially offset by proceeds from maturities of short-term investments of $253.8 million.
Financing Activities
Net cash provided by financing activities during the three months ended October 31, 2024 of $0.9 million was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities during the three months ended October 31, 2023 of $1.3 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2024 Form 10-K, other than our non-cancelable purchase obligations. For further information refer to Note 10, Commitments and Contingencies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2024 Form 10-K.
Interest Rate Risk
As of October 31, 2024, we had cash, cash equivalents and short-term investments totaling $2,707.9 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2024, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $11.2 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for three months ended October 31, 2024 and 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and
•the impact of global economic disruptions and changing macroeconomic and geopolitical conditions remains uncertain and may have a material adverse impact on our business.
Risks Related to Our Business

Risks Related to Our Growth

We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $57.7 million, $202.3 million and $390.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of October 31, 2024, we had an accumulated deficit of $1,160.1 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
Additionally, our business strategy continues to focus primarily on long-term growth. As we execute on this strategy, we may ultimately be unable to achieve or sustain profitability at the level contemplated by industry or financial analysts and our stockholders, or at all, and as a result, our stock price may decline.
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
•further improving our key business applications, processes and IT infrastructure, including through the use of AI, to support our business needs;
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
•changes in U.S. generally accepted accounting principles; and

•general economic conditions in either domestic or international markets, including as a result of macroeconomic and geopolitical events, developments and conditions.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 25% of our revenue for fiscal 2024, 26% of our revenue for fiscal 2023 and 28% of our revenue for fiscal 2022, and 26% and 25% of our revenue for the three months ended October 31, 2024 and 2023, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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

The success of any enhancement depends on several factors, including the timely completion and market acceptance of the enhancement. Any new service that we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies, including AI-enabled technologies, emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. For example, our Chief Financial Officer has informed us that he plans to retire, and a successor will need to be appointed. We have added several new senior management employees in the last year. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving so many leaders and employees, and any failure to transition effectively or to retain these new leaders could hinder our strategic planning, business execution and future performance.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 50% of our revenue from our international customers in each of fiscal 2024 and fiscal 2023. As of July 31, 2024, approximately 63% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. As a result, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services or to target our systems. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, high profile security breaches or incidents, in particular those of cloud-based service providers, may cause our customers and potential customers to lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our cloud platform, can address all possible security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We are increasingly utilizing and have recently begun building and executing AI and ML capabilities, including, for example, those relating to generative AI and large language models, into our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly in order to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. The use of AI technologies presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including new proposed rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property and other laws, and brand or reputational harm.
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

We rely on a limited number of suppliers for certain components of our cloud platform and the systems we use to operate our business and provide services to our customers, and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our global data center network, replace defective equipment in our existing data centers or otherwise operate our business and provide services to our customers.
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Any disruption or delay in access to components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals’ consent to use information for certain purposes. For example, the California Consumer Privacy Act took effect in January 2020 and was subsequently modified by the California Privacy Rights Act, which took effect in January 2023. Numerous other states have enacted, and others are expected to enact, privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

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
As of October 31, 2024, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 43.0% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.5% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended October 31, 2024, the conditions allowing holders of the Notes to convert were not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As a result of the upcoming maturity date of the Notes (July 1, 2025), we have classified the Notes as current liabilities on the consolidated balance sheet as of July 31, 2024, which may be seen as a material adverse reduction of our net working capital.
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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.
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

Zscaler, Inc.

December 5, 2024	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer