Form 10-Q
period 2025-01-31
Zscaler, Inc.
filed 2025-03-10
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2025, the number of shares of registrant’s common stock outstanding was 154,724,902.

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
•our expectations regarding settlement in cash of the principal amount of the Notes (as defined in Note 9, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2025	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,758,506	$1,423,080
Short-term investments	1,121,734	986,574
Accounts receivable, net	514,314	736,529
Deferred contract acquisition costs	156,079	148,873
Prepaid expenses and other current assets	114,573	101,561
Total current assets	3,665,206	3,396,617
Property and equipment, net	422,315	383,121
Operating lease right-of-use assets	83,703	89,758
Deferred contract acquisition costs, noncurrent	284,286	296,525
Acquired intangible assets, net	55,658	63,835
Goodwill	417,730	417,029
Other noncurrent assets	77,070	58,083
Total assets	$5,005,968	$4,704,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,600	$23,309
Accrued expenses and other current liabilities	90,626	91,708
Accrued compensation	140,430	160,810
Deferred revenue	1,595,780	1,643,919
Convertible senior notes	1,147,513	1,142,275
Operating lease liabilities	49,917	50,866
Total current liabilities	3,048,866	3,112,887
Deferred revenue, noncurrent	282,725	251,055
Operating lease liabilities, noncurrent	40,912	44,824
Other noncurrent liabilities	26,119	22,100
Total liabilities	3,398,622	3,430,866
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of January 31, 2025 and July 31, 2024; no shares issued and outstanding as of January 31, 2025 and July 31, 2024	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2025 and July 31, 2024; 154,725 and 152,490 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	155	152
Additional paid-in capital	2,797,350	2,426,819
Accumulated other comprehensive loss	(22,304)	(4,789)
Accumulated deficit	(1,167,855)	(1,148,080)
Total stockholders’ equity	1,607,346	1,274,102
Total liabilities and stockholders’ equity	$5,005,968	$4,704,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenue	$647,900	$524,999	$1,275,855	$1,021,702
Cost of revenue	148,498	117,199	289,960	228,593
Gross profit	499,402	407,800	985,895	793,109
Operating expenses:
Sales and marketing	307,872	276,481	613,959	543,592
Research and development	170,860	122,181	325,114	235,720
General and administrative	60,810	54,595	117,629	105,311
Total operating expenses	539,542	453,257	1,056,702	884,623
Loss from operations	(40,140)	(45,457)	(70,807)	(91,514)
Interest income	30,878	28,385	60,926	54,327
Interest expense	(2,339)	(3,605)	(5,482)	(6,764)
Other income (expense), net	(4,936)	172	(5,588)	(1,040)
Loss before income taxes	(16,537)	(20,505)	(20,951)	(44,991)
Provision for (benefit from) income taxes	(8,813)	7,964	(1,176)	16,961
Net loss	$(7,724)	$(28,469)	$(19,775)	$(61,952)
Net loss per share, basic and diluted	$(0.05)	$(0.19)	$(0.13)	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	153,672	148,951	153,114	148,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net loss	$(7,724)	$(28,469)	$(19,775)	$(61,952)
Available-for-sale securities:
Change in net unrealized gains on available-for-sale securities	3	9,204	1,044	8,615
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(20,974)	7,353	(20,505)	(7,783)
Net realized (gains) losses reclassified into net loss	3,154	(1,611)	1,946	(2,265)
Net change on cash flow hedges	(17,820)	5,742	(18,559)	(10,048)
Other comprehensive income (loss)	(17,817)	14,946	(17,515)	(1,433)
Comprehensive loss	$(25,541)	$(13,523)	$(37,290)	$(63,385)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	153,415	$153	$2,593,010	$(4,487)	$(1,160,131)	$1,428,545
Issuance of common stock upon exercise of stock options	235	—	2,566	—	—	2,566
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	889	2	(2)	—	—	—
Stock-based compensation	—	—	179,432	—	—	179,432
Other comprehensive loss	—	—	—	(17,817)	—	(17,817)
Net loss	—	—	—	—	(7,724)	(7,724)
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
Stockholders' equity activity for the three months ended January 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	148,313	$148	$1,949,189	$(17,955)	$(1,123,857)	$807,525
Issuance of common stock upon exercise of stock options	317	—	2,592	—	—	2,592
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units and performance stock awards	952	2	(2)	—	—	—
Stock-based compensation	—	—	143,855	—	—	143,855
Other comprehensive income	—	—	—	14,946	—	14,946
Net loss	—	—	—	—	(28,469)	(28,469)
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	322	—	3,456	—	—	3,456
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	1,727	3	(3)	—	—	—
Stock-based compensation	—	—	344,734	—	—	344,734
Other comprehensive loss	—	—	—	(17,515)	—	(17,515)
Net loss	—	—	—	—	(19,775)	(19,775)
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
Stockholders' equity activity for the six months ended January 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	468	—	3,848	—	—	3,848
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units and performance stock awards	1,945	3	(3)	—	—	—
Stock-based compensation	—	—	274,874	—	—	274,874
Other comprehensive loss	—	—	—	(1,433)	—	(1,433)
Net loss	—	—	—	—	(61,952)	(61,952)
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(19,775)	$(61,952)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	45,911	29,361
Amortization expense of acquired intangible assets	8,485	6,119
Amortization of deferred contract acquisition costs	79,191	61,504
Amortization of debt issuance costs	1,963	1,955
Non-cash operating lease costs	31,565	21,633
Stock-based compensation expense	329,295	269,570
Accretion of investments purchased at a discount	(10,110)	(9,582)
Unrealized losses on hedging transactions	3,036	2,841
Deferred income taxes	(17,359)	(1,437)
Other	1,303	1,403
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	222,043	102,374
Deferred contract acquisition costs	(74,158)	(67,744)
Prepaid expenses, other current and noncurrent assets	(12,144)	2,660
Accounts payable	98	(2,412)
Accrued expenses, other current and noncurrent liabilities	(11,481)	6,020
Accrued compensation	(20,380)	562
Deferred revenue	(16,469)	62,477
Operating lease liabilities	(30,246)	(22,477)
Net cash provided by operating activities	510,768	402,875
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(32,043)	(59,553)
Capitalized internal-use software	(43,416)	(17,816)
Payments for business acquisitions, net of cash acquired	(834)	(4,377)
Purchase of strategic investments	(786)	(2,000)
Purchases of short-term investments	(729,066)	(761,796)
Proceeds from maturities of short-term investments	605,003	594,687
Proceeds from sale of short-term investments	—	2,105
Net cash used by investing activities	(201,142)	(248,750)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,456	3,848
Proceeds from issuance of common stock under the employee stock purchase plan	22,344	18,407
Net cash provided by financing activities	25,800	22,255
Net increase in cash and cash equivalents	335,426	176,380
Cash and cash equivalents at beginning of period	1,423,080	1,262,206
Cash and cash equivalents at end of period	$1,758,506	$1,438,586
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$16,901	$11,509
Cash paid for interest expense	$718	$718
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$23,086	$37,081
Net change in purchased equipment included in accounts payable and accrued expenses	$1,017	$2,130

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2024 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2025, the condensed consolidated statements of operations for the three and six months ended January 31, 2025 and 2024, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended January 31, 2025 and 2024 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2025 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2025 or for any other future fiscal year or interim period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, valuation allowance against deferred tax assets, loss contingencies related to litigation, fair value of convertible senior notes and the discount rate used for operating leases. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the condensed consolidated financial statements.
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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended January 31, 2025.
Recently Issued Accounting Pronouncements
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This standard requires disclosures of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of tax refunds received) by federal, state and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). This standard is effective for us in the annual periods beginning in fiscal 2026. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.

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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% and 97% of our revenue for the three and six months ended January 31, 2025, respectively, and 97% for each of the three and six months ended January 31, 2024, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$328,389	51%	$263,970	50%	$647,700	51%	$511,502	50%
Europe, Middle East and Africa	192,912	30%	164,009	31%	378,981	30%	321,254	31%
Asia Pacific	102,817	16%	79,077	15%	202,199	16%	154,157	15%
Other	23,782	3%	17,943	4%	46,975	3%	34,789	4%
Total	$647,900	100%	$524,999	100%	$1,275,855	100%	$1,021,702	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$572,988	88%	$480,592	92%	$1,131,347	89%	$935,047	92%
Direct customers	74,912	12%	44,407	8%	144,508	11%	86,655	8%
Total	$647,900	100%	$524,999	100%	$1,275,855	100%	$1,021,702	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue or the total balance of accounts receivable, net in the periods presented.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of January 31, 2025 and July 31, 2024 was $1,878.5 million and $1,895.0 million, respectively. In the six months ended January 31, 2025 and 2024, we recognized revenue of $1,080.2 million and $840.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,615.3 million. We expect to recognize 49% of the transaction price over the next 12 months and 93% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$439,131	$372,803	$445,398	$375,234
Capitalization of contract acquisition costs	41,357	40,064	74,158	67,744
Amortization of deferred contract acquisition costs	(40,123)	(31,393)	(79,191)	(61,504)
Ending balance	$440,365	$381,474	$440,365	$381,474
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	January 31, 2025	July 31, 2024

	(in thousands)
Deferred contract acquisition costs, current	$156,079	$148,873
Deferred contract acquisition costs, noncurrent	284,286	296,525
Total deferred contract acquisition costs	$440,365	$445,398

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,302,412	$—	$—	$1,302,412
U.S. treasury securities	61,991	9	—	62,000
U.S. government agency securities	149,471	26	(1)	149,496
Certificates of deposit	122,995	—	—	122,995
Total cash equivalents	$1,636,869	$35	$(1)	$1,636,903

Short-term investments:
U.S. treasury securities	$272,256	$39	$(373)	$271,922
U.S. government agency securities	184,787	108	(145)	184,750
Corporate debt securities	664,132	1,953	(1,023)	665,062
Total short-term investments	$1,121,175	$2,100	$(1,541)	$1,121,734

Total cash equivalents and short-term investments	$2,758,044	$2,135	$(1,542)	$2,758,637
Cash equivalents and short-term investments consisted of the following as of July 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$956,932	$—	$—	$956,932
U.S. treasury securities	178,188	—	(15)	178,173
U.S. government agency securities	57,555	—	(6)	57,549
Certificates of deposit	80,940	—	—	80,940
Total cash equivalents	$1,273,615	$—	$(21)	$1,273,594

Short-term investments:
U.S. treasury securities	$257,841	$8	$(828)	$257,021
U.S. government agency securities	160,574	43	(542)	160,075
Corporate debt securities	568,589	1,514	(625)	569,478
Total short-term investments	$987,004	$1,565	$(1,995)	$986,574

Total cash equivalents and short-term investments	$2,260,619	$1,565	$(2,016)	$2,260,168

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$523,117	$523,581
Due between one to three years	598,058	598,153
Total	$1,121,175	$1,121,734
Short-term investments that were in continuous unrealized loss position as of January 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$141,806	$(373)	$—	$—	$141,806	$(373)
U.S. government agency securities	54,682	(145)	—	—	54,682	(145)
Corporate debt securities	184,246	(1,021)	1,493	(2)	185,739	(1,023)
Total	$380,734	$(1,539)	$1,493	$(2)	$382,227	$(1,541)
Short-term investments that were in continuous unrealized loss position as of July 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$152,574	$(115)	$87,808	$(713)	$240,382	$(828)
U.S. government agency securities	65,563	(28)	65,334	(514)	130,897	(542)
Corporate debt securities	81,020	(102)	94,666	(523)	175,686	(625)
Total	$299,157	$(245)	$247,808	$(1,750)	$546,965	$(1,995)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2025 and July 31, 2024.
As of January 31, 2025 and July 31, 2024, we recorded $13.0 million and $10.7 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of January 31, 2025 and July 31, 2024, the carrying amount of our strategic investments was $10.6 million and $9.8 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amount during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of January 31, 2025:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$1,302,412	$1,302,412	$—	$—
U.S. treasury securities	62,000	—	62,000	—
U.S. government agency securities	149,496	—	149,496	—
Certificates of deposit	122,995	—	122,995	—
Total cash equivalents	$1,636,903	$1,302,412	$334,491	$—

Short-term investments:
U.S. treasury securities	$271,922	$—	$271,922	$—
U.S. government agency securities	184,750	—	184,750	—
Corporate debt securities	665,062	—	665,062	—
Total short-term investments	$1,121,734	$—	$1,121,734	$—

Total cash equivalents and short-term investments	$2,758,637	$1,302,412	$1,456,225	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$99	$—	$99	$—
Foreign currency contracts assets-noncurrent (2)	$20	$—	$20	$—
Foreign currency contracts liabilities-current (3)	$14,967	$—	$14,967	$—
Foreign currency contracts liabilities-noncurrent (4)	$5,013	$—	$5,013	$—
Interest rate contracts liabilities-current (3)	$754	$—	$754	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$1,195	$—	$1,195	$—
Foreign currency contracts liabilities-current (3)	$3,741	$—	$3,741	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2025 and July 31, 2024.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	January 31, 2025	July 31, 2024

	(in thousands)
Hosting equipment	$442,498	$418,775
Capitalized internal-use software	264,895	197,769
Computers and equipment	7,240	6,741
Purchased software	1,103	1,102
Furniture and fixtures	1,092	1,071
Leasehold improvements	8,696	7,974
Total property and equipment, gross	725,524	633,432
Less: Accumulated depreciation and amortization	(303,209)	(250,311)
Total property and equipment, net	$422,315	$383,121
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of January 31, 2025, their historical cost and accumulated amortization were $18.0 million and $3.6 million, respectively. As of July 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $24.5 million and $15.4 million for the three months ended January 31, 2025 and 2024, respectively, and $45.9 million and $29.4 million for the six months ended January 31, 2025 and 2024, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $5.0 million and $3.1 million for the three months ended January 31, 2025 and 2024, respectively, and $9.2 million and $5.9 million for the six months ended January 31, 2025 and 2024, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	January 31, 2025	July 31, 2024

	(in thousands)
Accrued commissions	$21,630	$51,371
Accrued bonuses	68,113	53,452
Accrued payroll and related expenses	39,026	47,184
Employee stock purchase plan	11,661	8,803
Total accrued compensation	$140,430	$160,810

Note 6. Business Combinations
Fidenty B.V.
On December 19, 2024, we completed the acquisition of Fidenty B.V., an early-stage technology company incorporated in Netherlands, for total purchase price consideration of $1.1 million. The transaction was accounted for as a business combination. We recognized intangible assets of $0.3 million for developed technology and goodwill of $0.7 million. The developed technology is amortized over its economic useful life of five years. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. The acquisition qualified as a stock transaction for tax purposes. The goodwill is not deductible for income tax purposes. The acquisition related transaction expenses were not material and recorded as incurred within general and administrative expenses in the condensed consolidated statement of operations for the three months ended January 31, 2025.
Securelyshare Software Private Ltd
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
Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the six months ended January 31, 2025 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2024	$417,029
Goodwill acquired	701
Balance as of January 31, 2025	$417,730

Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.

Changes in acquired intangible assets for the six months ended January 31, 2025 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2024	Additions	January 31, 2025	July 31, 2024	Amortization Expense	January 31, 2025	July 31, 2024	January 31, 2025	January 31, 2025
	(in thousands)								(years)
Developed technology	$99,656	$308	$99,964	$(42,651)	$(7,635)	$(50,286)	$57,005	$49,678	3.8
Customer relationships	9,960	—	9,960	(3,130)	(850)	(3,980)	6,830	5,980	3.9
Total	$109,616	$308	$109,924	$(45,781)	$(8,485)	$(54,266)	$63,835	$55,658	3.8
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2025 was $4.2 million and $8.5 million, respectively, and for the three and six months ended January 31, 2024 was $3.1 million and $6.1 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of January 31, 2025 consists of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2025 (remaining six months)	$8,336
2026	15,833
2027	13,010
2028	11,177
2029	7,278
Thereafter	24
Total	$55,658

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. All cash flow hedges were considered effective during the three and six months ended January 31, 2025 and 2024.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and six months ended January 31, 2025 and 2024.
As of January 31, 2025 and July 31, 2024, the total notional amount of our outstanding designated foreign currency forward contracts was $566.4 million and $544.5 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $419.9 million and $352.8 million, respectively. As of January 31, 2025, an estimated $16.0 million of the unrealized loss related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of January 31, 2025 and July 31, 2024.
The changes in accumulated other comprehensive income (loss) related to our cash flow hedges consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,

	2025	2024	2025	2024
	(in thousands)
Balance of AOCI as of the beginning of the period	$(4,963)	$(6,853)	$(4,224)	$8,937
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(20,974)	7,353	(20,505)	(7,783)
(Gains) losses reclassified from AOCI into the condensed consolidated statement of operations (1)	3,154	(1,611)	1,946	(2,265)
Balance of AOCI as of the end of the period	$(22,783)	$(1,111)	$(22,783)	$(1,111)
(1) (Gains) losses related to our cash flow hedges reclassified from AOCI into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$513	$(321)	$236	$(497)
Sales and marketing	2,229	(1,029)	1,557	(1,324)
Research and development	347	(123)	186	(215)
General and administrative	65	(138)	(33)	(229)
Total	$3,154	$(1,611)	$1,946	$(2,265)
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2025 and July 31, 2024. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a portion of our convertible senior notes to a floating interest rate. As of January 31, 2025 and July 31, 2024 the carrying amount of the hedged convertible senior notes was $499.6 million and $498.2 million, respectively. The total notional amount of our outstanding interest rate swaps was $500.0 million as of January 31, 2025 and July 31, 2024. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of January 31, 2025 and July 31, 2024, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $0.8 million and $4.1 million, respectively.
The gains (losses) effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$(732)	$6,007	$(3,275)	$4,897
Derivatives designated as hedging instruments	674	(5,783)	3,075	(4,689)
Total	$(58)	$224	$(200)	$208

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
During the three months ended January 31, 2025, the conditions allowing holders of the Notes to convert were not met.
The net carrying amount of the Notes consisted of the following:

	January 31,	July 31,
	2025	2024

	(in thousands)
Principal amount	$1,149,954	$1,149,954
Less:
Unamortized debt issuance costs	1,651	3,614
Hedge accounting fair value adjustments	790	4,065
Total	$1,147,513	$1,142,275
The interest expense related to the Notes consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Contractual interest expense	$359	$359	$718	$718
Amortization of debt issuance costs	982	978	1,963	1,955
Total	$1,341	$1,337	$2,681	$2,673
The total fair value of the Notes was $1,588.0 million and $1,465.5 million as of January 31, 2025 and July 31, 2024, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes as of January 31, 2025 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and six months ended January 31, 2025 and 2024, we have not exercised any Capped Call options. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2024 Form 10-K for further information on the Capped Calls.

Note 10. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.
The maturities of non-cancellable purchase obligations with a remaining term in excess of one year as of January 31, 2025, consisted of the following:

Amount

Year ending July 31,	(in thousands)
2025 (remaining six months)	$71,859
2026	160,087
2027	129,948
2028	121,076
2029	99,008
Thereafter	23,333
Total	$605,311
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
Note 11. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Amended and Restated FY 2018 Equity Incentive Plan (the "2018 Plan") include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares.

Stock Options
The activity of stock options for the six months ended January 31, 2025 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2024	453	$46.72	2.5	$60,923
Granted	50	$205.61
Exercised	(322)	$10.74		$57,257
Canceled, forfeited or expired	—	—
Balance as of January 31, 2025	181	$154.95	7.6	$8,748
Exercisable and expected to vest as of July 31, 2024	367	$15.84	1.0	$59,989
Exercisable and expected to vest as of January 31, 2025	66	$94.17	4.9	$7,139
The total intrinsic value of options exercised for the six months ended January 31, 2025 and 2024 was $57.3 million and $87.6 million, respectively. The weighted-average grant date fair value per share of stock options granted in the six months ended January 31, 2025 and 2024 was $118.81 and $198.03, respectively.

We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended January 31,	Six Months Ended January 31,
	2025	2024

Expected term (in years)	6.0	6.0
Expected stock price volatility	57.7%	59.5%
Risk-free interest rate	4.1%	4.2%
Dividend yield	0.0%	0.0%

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the six months ended January 31, 2025:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2024	9,814	$162.41	$1,760,079
Granted	3,877	$175.53
Vested	(1,727)	$159.95	$325,836
Canceled or forfeited	(766)	$165.75
Balance as of January 31, 2025	11,198	$167.10	$2,268,478
As of January 31, 2025, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of January 31, 2025 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the FY 2018 Employee Stock Purchase Plan (the "ESPP"). During the three months ended January 31, 2025, employees purchased 0.2 million shares of our common stock under the ESPP at an average purchase price of $119.98 per share, resulting in total cash proceeds of $22.3 million. ESPP employee payroll contributions accrued as of January 31, 2025 and July 31, 2024, were $11.7 million and $8.8 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on June 16, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended January 31,
	2025	2024

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	43.6% - 47.6%	42.5% - 64.8%
Risk-free interest rate	4.2% - 4.3%	4.4% - 5.3%
Dividend yield	0.0%	0.0%

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$17,194	$13,029	$32,420	$25,613
Sales and marketing	67,955	63,044	131,134	119,674
Research and development	64,499	42,872	122,570	83,065
General and administrative	22,469	21,487	43,171	41,218
Total	$172,117	$140,432	$329,295	$269,570
During the three months ended January 31, 2025 and 2024, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $12.3 million and $6.4 million, respectively. During the six months ended January 31, 2025 and 2024, the amount capitalized was $24.7 million and $11.2 million, respectively.
Note 12. Income Taxes
Our tax provision for (benefit from) interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for (benefit from), and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
For the three months ended January 31, 2025 and 2024, we recorded provision for (benefit from) income taxes of $(8.8) million and $8.0 million, respectively. We recorded provision for (benefit from) income taxes of $(1.2) million and $17.0 million for the six months ended January 31, 2025 and 2024, respectively. The income tax benefit for the three months ended January 31, 2025 and six months ended January 31, 2025 was primarily attributable to the release of the valuation allowance on United Kingdom ("U.K.") deferred tax assets. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
In the period ended January 31, 2025, based on an analysis of all positive and negative evidence, we concluded it is more likely than not that our U.K. deferred tax assets will be realizable. This conclusion is based on a demonstrated sustained profitability as we achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences, as well as anticipated future earnings. The change in judgement as to the realizability of our U.K. deferred tax assets in future years is recognized discretely as a $17.2 million tax benefit for the period three months ended January 31, 2025.
Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net loss	$(7,724)	$(28,469)	$(19,775)	$(61,952)
Weighted-average shares used in computing net loss per share, basic and diluted	153,672	148,951	153,114	148,287
Net loss per share, basic and diluted	$(0.05)	$(0.19)	$(0.13)	$(0.42)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls as of January 31, 2025.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	January 31,
	2025	2024

	(in thousands)
Unvested RSUs and shares of common stock	10,489	9,275
Stock options	181	849
Unvested PSAs (1)	1,081	1,056
Share purchase rights under the ESPP	767	826
Notes (2)	7,626	7,626
Total	20,144	19,632
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2025 and 2024, as they are not considered outstanding for accounting purposes. For further information refer to Note 11, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share for all the periods presented, as their effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of January 31, 2025 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through January 31, 2025 have not been material.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the six months ended January 31, 2025 and 2024, our revenue was $1,275.9 million and $1,021.7 million, respectively. We have incurred net losses in all annual periods since our inception. For the six months ended January 31, 2025 and 2024, our net loss was $19.8 million and $62.0 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. We believe that most enterprises are in the early stages of a broad transformation to the cloud. Organizations are increasingly relying on the internet to operate their businesses, deploying new SaaS applications and migrating internally managed line-of-business applications to the cloud. However, the growing dependence on the internet, expanding digital transformation and growing AI usage have increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet and transform their networks, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Because our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
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
•upgrading to more advanced capabilities; and
•selling a subscription to a new solution or product, for example selling a ZPA subscription to a ZIA customer or a ZIA subscription to a ZPA customer.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended January 31, 2025 and 2024, the dollar-based net retention rate was 115% and 117%, respectively.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
GAAP gross profit	$499,402	$407,800	$985,895	$793,109
Add:
Stock-based compensation expense and related payroll taxes	17,619	13,434	33,412	26,389
Amortization expense of acquired intangible assets	3,815	2,717	7,490	5,434
Non-GAAP gross profit	$520,836	$423,951	$1,026,797	$824,932
GAAP gross margin	77%	78%	77%	78%
Non-GAAP gross margin	80%	81%	80%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
GAAP loss from operations	$(40,140)	$(45,457)	$(70,807)	$(91,514)
Add:
Stock-based compensation expense and related payroll taxes	176,356	145,536	336,930	278,265
Amortization expense of acquired intangible assets	4,245	3,083	8,485	6,119
Non-GAAP income from operations	$140,461	$103,162	$274,608	$192,870
GAAP operating margin	(6)%	(9)%	(6)%	(9)%
Non-GAAP operating margin	22%	20%	22%	19%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of January 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on June 16, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Net cash provided by operating activities	$179,433	$142,069	$510,768	$402,875
Less:
Purchases of property, equipment and other assets	(15,018)	(30,894)	(32,043)	(59,553)
Capitalized internal-use software	(20,987)	(10,387)	(43,416)	(17,816)
Free cash flow	$143,428	$100,788	$435,309	$325,506
As a percentage of revenue:
Net cash provided by operating activities	27%	27%	40%	39%
Less:
Purchases of property, equipment and other assets	(2)%	(6)%	(3)%	(6)%
Capitalized internal-use software	(3)%	(2)%	(3)%	(2)%
Free cash flow margin	22%	19%	34%	32%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $115.1 million, or 18%, for the three months ended January 31, 2025 over the three months ended January 31, 2024 and $175.2 million, or 16%, for the six months ended January 31, 2025 over the six months ended January 31, 2024. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers and the mix of billings, in particular the mix of multi-year in advance billings. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers' business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$647,900	$524,999	$1,275,855	$1,021,702
Add: Total deferred revenue, end of period	1,878,505	1,502,175	1,878,505	1,502,175
Less: Total deferred revenue, beginning of period	(1,783,720)	(1,399,544)	(1,894,974)	(1,439,676)
Calculated billings	$742,685	$627,630	$1,259,386	$1,084,201
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% and 97% of our revenue for the three and six months ended January 31, 2025, respectively, and 97% for each of the three and six months ended January 31, 2024, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists of state income taxes in the United States ("U.S."), foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We weigh all available positive and negative evidence, including but not limited to our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies and the nature of each deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Revenue	$647,900	$524,999	$1,275,855	$1,021,702
Cost of revenue (1) (2)	148,498	117,199	289,960	228,593
Gross profit	499,402	407,800	985,895	793,109
Operating expenses:
Sales and marketing (1) (2)	307,872	276,481	613,959	543,592
Research and development (1) (2)	170,860	122,181	325,114	235,720
General and administrative (1)	60,810	54,595	117,629	105,311
Total operating expenses	539,542	453,257	1,056,702	884,623
Loss from operations	(40,140)	(45,457)	(70,807)	(91,514)
Interest income	30,878	28,385	60,926	54,327
Interest expense (3)	(2,339)	(3,605)	(5,482)	(6,764)
Other income (expense), net	(4,936)	172	(5,588)	(1,040)
Loss before income taxes	(16,537)	(20,505)	(20,951)	(44,991)
Provision for (benefit from) income taxes (4)	(8,813)	7,964	(1,176)	16,961
Net loss	$(7,724)	$(28,469)	$(19,775)	$(61,952)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$17,619	$13,434	$33,412	$26,389
Sales and marketing	69,979	65,855	134,845	124,523
Research and development	65,896	44,120	124,761	85,163
General and administrative	22,862	22,127	43,912	42,190
Total	$176,356	$145,536	$336,930	$278,265

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$3,815	$2,717	$7,490	$5,434
Sales and marketing	425	226	850	452
Research and development	5	140	145	233
Total	$4,245	$3,083	$8,485	$6,119

(3) Includes amortization of debt issuance costs	$982	$978	$1,963	$1,955

(4) Benefit from a release of valuation allowance (*)	$17,188	$—	$17,188	$—
(*) During the three months ended January 31, 2025, we recognized a tax benefit of $17.2 million attributable to the release of the valuation allowance on U.K. deferred tax assets.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	23	22
Gross margin	77	78	77	78
Operating expenses
Sales and marketing	48	53	48	53
Research and development	26	23	25	23
General and administrative	9	10	10	11
Total operating expenses	83	86	83	87
Operating margin	(6)	(8)	(6)	(9)
Interest income	5	5	4	5
Interest expense	—	(1)	—	—
Other income (expense), net	(2)	—	—	—
Loss before income taxes	(3)	(4)	(2)	(4)
Provision for (benefit from) income taxes	(2)	1	—	2
Net loss	(1)%	(5)%	(2)%	(6)%

Comparison of the Three Months Ended January 31, 2025 and 2024
Revenue

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$647,900	$524,999	$122,901	23%
Revenue increased by $122.9 million, or 23%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $88.3 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 11% from January 31, 2024 to January 31, 2025.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$148,498	$117,199	$31,299	27%
Gross margin	77%	78%
Cost of revenue increased by $31.3 million, or 27%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $18.1 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $10.7 million, inclusive of an increase of $4.2 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin decreased from 78% for the three months ended January 31, 2024 to 77% for the three months ended January 31, 2025. The decrease was primarily due to an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$307,872	$276,481	$31,391	11%
Sales and marketing expenses increased by $31.4 million, or 11%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was driven primarily by an increase of $18.7 million in employee-related expenses, inclusive of an increase of $7.6 million in sales commissions expense and an increase of $4.9 million in stock-based compensation expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $4.1 million in marketing and advertising expenses, $2.6 million in professional services and $2.0 million in travel expenses.

Research and Development Expenses

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$170,860	$122,181	$48,679	40%
Research and development expenses increased by $48.7 million, or 40%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $49.5 million in employee-related expenses, inclusive of an increase of $21.6 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $8.3 million in facility, cloud hosting, software and equipment related expenses to support our growth. The increase was offset by higher capitalized internal-use software development costs of $10.6 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$60,810	$54,595	$6,215	11%
General and administrative expenses increased by $6.2 million, or 11%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was driven primarily by an increase of $3.8 million in employee-related expenses, inclusive of an increase of $1.0 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase is due to $1.1 million in facility and IT services.
Interest Income

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$30,878	$28,385	$2,493	9%
Interest income increased by $2.5 million, or 9%, for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(2,339)	$(3,605)	$1,266	(35)%
Interest expense decreased by $1.3 million for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Other income (expense), net	$(4,936)	$172	$(5,108)	(2970)%
Other income (expense), net increased by $5.1 million for the three months ended January 31, 2025 compared to the three months ended January 31, 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For (Benefit From) Income Taxes

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for (benefit from) income taxes	$(8,813)	$7,964	$(16,777)	(211)%
Our provision for income taxes decreased by $16.8 million for the three months ended January 31, 2025, compared to the three months ended January 31, 2024. The change was primarily attributable to the release of the valuation allowance on U.K. deferred tax assets.
Our provision for (benefit from) income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
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

In the period ended January 31, 2025, based on an analysis of all positive and negative evidence, we concluded it is more-likely-than-not that our U.K. deferred tax assets will be realizable. This conclusion is based on a demonstrated sustained profitability as we achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences, as well as anticipated future earnings. The change in judgement as to the realizability of our U.K. deferred tax assets in future years is recognized discretely as a $17.2 million tax benefit for the period three months ended January 31, 2025.
Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax. We have analyzed the global minimum tax ("Pillar Two") regulations, as well as the OECD Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the three months ended January 31, 2025.

Comparison of the Six Months Ended January 31, 2025 and 2024
Revenue

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$1,275,855	$1,021,702	$254,153	25%
Revenue increased by $254.2 million, or 25%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $193.7 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 11% from January 31, 2024 to January 31, 2025.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$289,960	$228,593	$61,367	27%
Gross margin	77%	78%
Cost of revenue increased by $61.4 million, or 27%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $37.3 million for data center and equipment related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $20.9 million, inclusive of an increase of $6.8 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to increased expenses of $3.1 million for facility and IT services.
Gross margin decreased from 78% for the six months ended January 31, 2024 to 77% for the six months ended January 31, 2025. The decrease was primarily due to an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base.
Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$613,959	$543,592	$70,367	13%
Sales and marketing expenses increased by $70.4 million, or 13%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The change was primarily driven by an increase of $47.5 million in employee-related expenses, inclusive of an increase of $11.5 million in stock-based compensation expense and an increase of $16.3 million in sales commissions expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $10.4 million in marketing and advertising expenses, $4.0 million in travel expenses, $2.9 million for professional services and $2.3 million for facility and IT services.
Research and Development Expenses

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$325,114	$235,720	$89,394	38%
Research and development expenses increased by $89.4 million, or 38%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business combinations. The increase was primarily driven by an increase of $95.2 million in employee-related expenses, inclusive of an increase of $39.5 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $17.1 million in facility, software and equipment related expenses to support our growth. The increase was further offset by higher capitalized internal-use software development costs of $25.7 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$117,629	$105,311	$12,318	12%
General and administrative expenses increased by $12.3 million, or 12%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The overall increase was primarily due to an increase of $7.8 million in employee-related expenses, inclusive of an increase of $2.0 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $2.3 million for facility related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$60,926	$54,327	$6,599	12%
Interest income increased by $6.6 million, or 12%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(5,482)	$(6,764)	$1,282	(19)%
Interest expense decreased by $1.3 million for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Other expense, net	$(5,588)	$(1,040)	$(4,548)	437%
Other expense, net decreased by $4.5 million for the six months ended January 31, 2025 compared to the six months ended January 31, 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For (Benefit From) Income Taxes

	Six Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for (benefit from) income taxes	$(1,176)	$16,961	$(18,137)	(107)%

Our provision for income taxes decreased by $18.1 million for the six months ended January 31, 2025, compared to the six months ended January 31, 2024. The change was primarily attributable to the release of the valuation allowance on U.K. deferred tax assets.
Our provision for (benefit from) income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
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
In the period ended January 31, 2025, based on an analysis of all positive and negative evidence, we concluded it is more likely than not that our U.K. deferred tax assets will be realizable. This conclusion is based on a demonstrated sustained profitability as we achieved cumulative U.K. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences, as well as anticipated future earnings. The change in judgement as to the realizability of our U.K. deferred tax assets in future years is recognized discretely as a $17.2 million tax benefit for the period six months ended January 31, 2025.
We have analyzed the Pillar Two regulations, as well as the OECD Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the six months ended January 31, 2025.
Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,880.2 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,167.9 million as of January 31, 2025. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2025, we had deferred revenue of $1,878.5 million, of which $1,595.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers’ business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods. We cannot predict the mix of invoicing schedules in any given period.
As of January 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$510,768	$402,875
Net cash used by investing activities	$(201,142)	$(248,750)
Net cash provided by financing activities	$25,800	$22,255
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2025 was $510.8 million, which resulted from a net loss of $19.8 million, adjusted for non-cash charges of $473.3 million and net cash inflows of $57.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $329.3 million for stock-based compensation expense, $79.2 million for amortization of deferred contract acquisition costs, $45.9 million for depreciation and amortization expense, $31.6 million for non-cash operating lease costs and $8.5 million for amortization expense of acquired intangible assets and unrealized losses on hedging transactions of $3.0 million. Non-cash charges were partially offset by deferred income taxes of $17.4 million and an accretion of investments purchased at a discount of $10.1 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $222.0 million in accounts receivable. Net cash inflows were partially offset by cash outflows resulting from an increase of $74.2 million in deferred contract acquisition costs, a decrease of $30.2 million in operating lease liabilities, a decrease of $20.4 million in accrued compensation, a decrease of $16.5 million in deferred revenue, an increase of $12.1 million in prepaid expenses, other current and noncurrent assets and a decrease of $11.5 million in accrued expenses.
Net cash provided by operating activities during the six months ended January 31, 2024 was $402.9 million, which resulted from a net loss of $62.0 million, adjusted for non-cash charges of $383.4 million and net cash inflows of $81.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $269.6 million for stock-based compensation expense, $61.5 million for amortization of deferred contract acquisition costs, $29.4 million for depreciation and amortization expense, $21.6 million for non-cash operating lease costs, $6.1 million for amortization expense of acquired intangible assets and unrealized losses on hedging transactions of $2.8 million. Non-cash charges were partially offset by accretion of investments purchased at a discount of $9.6 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $102.4 million in accounts receivable, primarily due to timing of billings and collections, an increase of $62.5 million in deferred revenue, an increase of $6.0 million in accrued expenses, other current and noncurrent liabilities and a decrease of $2.7 million in prepaid expenses, other current and noncurrent assets. Net cash inflows were partially offset by cash outflows resulting from an increase of $67.7 million in deferred contract acquisition costs and a decrease of $22.5 million in operating lease liabilities, and a decrease of $2.4 million in accounts payable.
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2025 of $201.1 million was primarily attributable to purchases of short-term investments of $729.1 million and capital expenditures of $75.5 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from maturities of short-term investments of $605.0 million.
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
Financing Activities
Net cash provided by financing activities of $25.8 million during the six months ended January 31, 2025 was primarily attributable to $22.3 million in proceeds from the issuance of common stock under the ESPP and $3.5 million was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $22.3 million during the six months ended January 31, 2024 was primarily attributable to $18.4 million in proceeds from the issuance of common stock under the ESPP and $3.8 million from proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended January 31, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2024 Form 10-K, other than our non-cancelable purchase obligations. For further information refer to Note 10, Commitments and Contingencies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the six months ended January 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2024 Form 10-K.
Interest Rate Risk
As of January 31, 2025, we had cash, cash equivalents and short-term investments totaling $2,880.2 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2025, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $11.1 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for the six months ended January 31, 2025 and 2024.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $57.7 million, $202.3 million and $390.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of January 31, 2025, we had an accumulated deficit of $1,167.9 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
•the mix of billings among monthly in advance, quarterly in advance, annually in advance and multi-year in advance;
•technological changes and the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns for IT spending, including the possible slowdown in IT spending due to the current macroeconomic and geopolitical environment;
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 25% of our revenue for fiscal 2024, 26% of our revenue for fiscal 2023 and 28% of our revenue for fiscal 2022, and 27% and 25% of our revenue for the six months ended January 31, 2025 and 2024, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our cloud platform, particularly with respect to large organizations. Our sales efforts typically involve educating our prospective customers about the uses, benefits and the value proposition of our cloud platform. Customers often view the subscription to our cloud platform as a significant decision as part of a strategic transformation initiative and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In addition, the impact of macroeconomic or geopolitical conditions could materially and adversely affect our business, operating results and financial condition by reducing sales, lengthening sales cycles and lowering prices for our services. We have experienced, and may experience in the future, increased scrutiny and a longer approval process for initial purchases by new customers, as a result of challenging macroeconomic conditions.
Our sales force develops relationships directly with our customers and, together with our channel account teams, works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized.
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
•government demand and payment for our services may be impacted by public sector budgetary cycles and annual funding authorizations, including the impacts of possible government shutdowns and changes in governmental administrations, and government sales are inherently at risk of securing funding;
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
•government customers procuring commercial items get the benefit of more favorable terms and conditions by operation of law, regardless of agreed upon contractual terms; and
•changes in government policy positions, including tariffs and other trade regulations; spending priorities or reductions in government employees or programs, which result in a reduction of government spending in general or on technology and cybersecurity products in particular.
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
•greater risk of unexpected changes in regulatory practices or enforcement policies, trade regulations including tariffs and tax laws and treaties;
•greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, trade and economic sanctions and applicable trade laws and regulations;
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
We are increasingly utilizing and have recently begun building and executing AI and ML capabilities, including, for example, those relating to generative AI and large language models, into our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. The use of AI technologies presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use and implementation of AI and ML, we may in the future be subject to legal liability, competitive harm, regulatory action, including new proposed rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property and other laws, and brand or reputational harm.
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
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us could lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Any disruption or delay in access to components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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
The United States and the global economy have recently experienced historically high levels of inflation. While inflation rates moderated in 2024, the existence of inflation in the U.S. and global economy, the pricing pressure created by rising inflation in prior periods and changes to trade regulations including tariffs may result in high interest rates and capital costs, high shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions, or delays in new orders, renewals or payments due to us.
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
The impact of economic conditions, including the ongoing effects of inflation, high interest rates, regional or global recessions and changing trade regulations including tariffs could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our services.
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

In addition, changes in our platform; export, sanctions and import laws and regulations; or tariffs and other trade regulations could delay the introduction of our products and reduce the sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
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
Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD's Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax. Many non-U.S. countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.
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
As of July 31, 2024, we also had U.S. federal, California and foreign research and development and other tax credit carryforwards of $133.4 million, $73.9 million and $1.9 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending 2029. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
As of January 31, 2025, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 42.6% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.4% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, as well as any issuances of our common stock in connection with the conversion of the Notes, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
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

Additionally, on or after April 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our common stock upon conversion of the Notes could depress the price of our common stock.
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
On June 25, 2020, we issued $1,150 million in aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, or the Notes, which mature on July 1, 2025. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. For instance, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (which is defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such Notes. Additionally, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Our ability to make such payments or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our financial condition.

The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. During the three months ended January 31, 2025, the conditions allowing holders of the Notes to convert were not met. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As a result of the upcoming maturity date of the Notes (July 1, 2025), we have classified the Notes as current liabilities on the consolidated balance sheet as of July 31, 2024, which may be seen as a material adverse reduction of our net working capital.

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
General Risks
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, acts of war, international conflicts, terrorism and security breaches or incidents.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Select Market, or Nasdaq. The requirements of these rules and regulations will impose significant legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended January 31, 2025, the following officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On December 18, 2024, Syam Nair, the Company's chief technology officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 28,947 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, during the three months ended January 31, 2025.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Zscaler, Inc. Amended and Restated FY2018 Equity Incentive Plan	DEF 14A	001-38413	App. B	11/22/2024
10.2+	Zscaler, Inc. Change of Control and Severance Policy (as amended and restated on November 26, 2024)	8-K	001-38413	10.1	12/2/2024
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

March 10, 2025	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer