Form 10-Q
period 2025-04-30
Zscaler, Inc.
filed 2025-05-29
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 23, 2025, the number of shares of registrant’s common stock outstanding was 155,695,672.

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
•our settlement in cash of the principal amount of the Notes (as defined in Note 9, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•our ability to comply with laws and regulations, including tariffs and trade regulations, that currently apply or become applicable to our business both in the United States and internationally;
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2025	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,990,890	$1,423,080
Short-term investments	1,014,701	986,574
Accounts receivable, net	615,787	736,529
Deferred contract acquisition costs	165,752	148,873
Prepaid expenses and other current assets	128,271	101,561
Total current assets	3,915,401	3,396,617
Property and equipment, net	498,896	383,121
Operating lease right-of-use assets	71,351	89,758
Deferred contract acquisition costs, noncurrent	298,133	296,525
Acquired intangible assets, net	51,403	63,835
Goodwill	417,730	417,029
Other noncurrent assets	86,714	58,083
Total assets	$5,339,628	$4,704,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,609	$23,309
Accrued expenses and other current liabilities	84,666	91,708
Accrued compensation	155,117	160,810
Deferred revenue	1,677,895	1,643,919
Convertible senior notes	1,148,881	1,142,275
Operating lease liabilities	47,231	50,866
Total current liabilities	3,168,399	3,112,887
Deferred revenue, noncurrent	307,090	251,055
Operating lease liabilities, noncurrent	32,703	44,824
Other noncurrent liabilities	26,497	22,100
Total liabilities	3,534,689	3,430,866
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of April 30, 2025 and July 31, 2024; no shares issued and outstanding as of April 30, 2025 and July 31, 2024	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2025 and July 31, 2024; 155,696 and 152,490 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	156	152
Additional paid-in capital	2,960,521	2,426,819
Accumulated other comprehensive income (loss)	16,242	(4,789)
Accumulated deficit	(1,171,980)	(1,148,080)
Total stockholders’ equity	1,804,939	1,274,102
Total liabilities and stockholders’ equity	$5,339,628	$4,704,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenue	$678,034	$553,201	$1,953,889	$1,574,903
Cost of revenue	155,978	118,331	445,938	346,924
Gross profit	522,056	434,870	1,507,951	1,227,979
Operating expenses:
Sales and marketing	314,605	262,447	928,564	806,039
Research and development	169,765	124,958	494,879	360,678
General and administrative	63,097	50,478	180,726	155,789
Total operating expenses	547,467	437,883	1,604,169	1,322,506
Loss from operations	(25,411)	(3,013)	(96,218)	(94,527)
Interest income	31,263	27,570	92,189	81,897
Interest expense	(1,966)	(2,764)	(7,448)	(9,528)
Other income (expense), net	677	(927)	(4,911)	(1,967)
Income (loss) before income taxes	4,563	20,866	(16,388)	(24,125)
Provision for income taxes	8,688	1,742	7,512	18,703
Net income (loss)	$(4,125)	$19,124	$(23,900)	$(42,828)
Net income (loss) per share
Basic	$(0.03)	$0.13	$(0.16)	$(0.29)
Diluted	$(0.03)	$0.12	$(0.16)	$(0.29)
Weighted-average shares used in computing net income (loss) per share
Basic	154,909	150,290	153,699	148,945
Diluted	154,909	154,081	153,699	148,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income (loss)	$(4,125)	$19,124	$(23,900)	$(42,828)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	2,471	(5,940)	3,515	2,675
Cash flow hedging instruments:
Change in net unrealized gains (losses)	33,093	(5,316)	12,588	(13,099)
Net realized (gains) losses reclassified into net income (loss)	2,982	(1,410)	4,928	(3,675)
Net change on cash flow hedges	36,075	(6,726)	17,516	(16,774)
Other comprehensive income (loss)	38,546	(12,666)	21,031	(14,099)
Comprehensive income (loss)	$34,421	$6,458	$(2,869)	$(56,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
Issuance of common stock upon exercise of stock options	10	—	41	—	—	41
Vesting of restricted stock units and performance stock awards	961	1	(1)	—	—	—
Stock-based compensation	—	—	163,131	—	—	163,131
Other comprehensive income	—	—	—	38,546	—	38,546
Net loss	—	—	—	—	(4,125)	(4,125)
Balance as of April 30, 2025	155,696	$156	$2,960,521	$16,242	$(1,171,980)	$1,804,939
Stockholders' equity activity for the three months ended April 30, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	149,758	$150	$2,114,041	$(3,009)	$(1,152,326)	$958,856
Issuance of common stock upon exercise of stock options	305	—	7,439	—	—	7,439
Vesting of restricted stock units and performance stock awards	897	1	(1)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Fair value of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	116,581	—	—	116,581
Other comprehensive loss	—	—	—	(12,666)	—	(12,666)
Net income	—	—	—	—	19,124	19,124
Balance as of April 30, 2024	151,304	$151	$2,241,865	$(15,675)	$(1,133,202)	$1,093,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	332	—	3,497	—	—	3,497
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	2,688	4	(4)	—	—	—
Stock-based compensation	—	—	507,865	—	—	507,865
Other comprehensive income	—	—	—	21,031	—	21,031
Net loss	—	—	—	—	(23,900)	(23,900)
Balance as of April 30, 2025	155,696	$156	$2,960,521	$16,242	$(1,171,980)	$1,804,939
Stockholders' equity activity for the nine months ended April 30, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	773	—	11,287	—	—	11,287
Issuance of common stock under the employee stock purchase plan	176	—	18,407	—	—	18,407
Vesting of restricted stock units and performance stock awards	2,842	4	(4)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Fair value of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	391,455	—	—	391,455
Other comprehensive loss	—	—	—	(14,099)	—	(14,099)
Net loss	—	—	—	—	(42,828)	(42,828)
Balance as of April 30, 2024	151,304	$151	$2,241,865	$(15,675)	$(1,133,202)	$1,093,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(23,900)	$(42,828)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	74,101	47,033
Amortization expense of acquired intangible assets	12,740	9,500
Amortization of deferred contract acquisition costs	121,499	94,711
Amortization of debt issuance costs	2,947	2,934
Non-cash operating lease costs	47,896	34,913
Stock-based compensation expense	488,696	382,806
Accretion of investments purchased at a discount	(13,862)	(14,584)
Unrealized (gains) losses on hedging transactions	(862)	1,574
Deferred income taxes	(17,841)	(5,769)
Other	1,059	1,717
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	120,506	78,406
Deferred contract acquisition costs	(139,986)	(122,651)
Prepaid expenses, other current and noncurrent assets	(12,182)	(23,452)
Accounts payable	28,947	7,520
Accrued expenses, other current and noncurrent liabilities	(7,033)	14,647
Accrued compensation	(5,693)	12,816
Deferred revenue	90,011	132,354
Operating lease liabilities	(45,194)	(35,358)
Net cash provided by operating activities	721,849	576,289
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(104,206)	(95,204)
Capitalized internal-use software	(62,871)	(32,453)
Payments for business acquisitions, net of cash acquired	(834)	(361,781)
Purchase of strategic investments	(786)	(2,000)
Purchases of short-term investments	(886,636)	(1,003,972)
Proceeds from maturities of short-term investments	875,893	839,253
Proceeds from sale of short-term investments	—	47,165
Net cash used in investing activities	(179,440)	(608,992)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,497	11,287
Proceeds from issuance of common stock under the employee stock purchase plan	22,344	18,407
Payment of deferred consideration related to business acquisitions	(440)	—
Net cash provided by financing activities	25,401	29,694
Net increase (decrease) in cash and cash equivalents	567,810	(3,009)
Cash and cash equivalents at beginning of period	1,423,080	1,262,206
Cash and cash equivalents at end of period	$1,990,890	$1,259,197
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$17,835	$19,429
Cash paid for interest expense	$718	$718
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$26,042	$54,007
Net change in purchased equipment included in accounts payable and accrued expenses	$12,045	$2,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that incorporates the security functionality needed to enable users, applications, and devices to safely and efficiently utilize authorized applications and services based on an organization’s business policies. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, South America, Europe and Asia. Our headquarters are in San Jose, California.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and applicable regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2024 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2025, the condensed consolidated statements of operations for the three and nine months ended April 30, 2025 and 2024, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2025 and 2024 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2025 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2025 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2025.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for us in the annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. We expect the adoption of this standard will not have a material impact on our consolidated financial statements.

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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% of our revenue for each of the three and nine months ended April 30, 2025, and 98% and 97% for the three and nine months ended April 30, 2024, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$342,994	51%	$278,974	50%	$990,694	51%	$790,476	50%
Europe, Middle East and Africa	203,023	30%	170,815	31%	582,004	30%	492,086	31%
Asia Pacific	107,351	16%	83,773	15%	309,550	16%	237,912	15%
Other	24,666	3%	19,639	4%	71,641	3%	54,429	4%
Total	$678,034	100%	$553,201	100%	$1,953,889	100%	$1,574,903	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$597,890	88%	$502,362	91%	$1,729,238	89%	$1,437,410	91%
Direct customers	80,144	12%	50,839	9%	224,651	11%	137,493	9%
Total	$678,034	100%	$553,201	100%	$1,953,889	100%	$1,574,903	100%
Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	April 30, 2025	July 31, 2024
Channel partner A	11%	*
(*) Represents less than 10%.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of April 30, 2025 and July 31, 2024 was $1,985.0 million and $1,895.0 million, respectively. In the nine months ended April 30, 2025 and 2024, we recognized revenue of $1,432.1 million and $1,115.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,978.0 million. We expect to recognize 48% of the transaction price over the next 12 months and 92% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$440,365	$381,474	$445,398	$375,234
Capitalization of contract acquisition costs	65,828	54,907	139,986	122,651
Amortization of deferred contract acquisition costs	(42,308)	(33,207)	(121,499)	(94,711)
Ending balance	$463,885	$403,174	$463,885	$403,174
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2025	July 31, 2024

	(in thousands)
Deferred contract acquisition costs, current	$165,752	$148,873
Deferred contract acquisition costs, noncurrent	298,133	296,525
Total deferred contract acquisition costs	$463,885	$445,398

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,451,771	$—	$—	$1,451,771
U.S. treasury securities	178,055	—	(26)	178,029
U.S. government agency securities	84,091	—	(3)	84,088
Corporate debt securities	25,838	—	—	25,838
Certificates of deposit	121,481	—	—	121,481
Total cash equivalents	$1,861,236	$—	$(29)	$1,861,207

Short-term investments:
U.S. treasury securities	$236,130	$415	$(69)	$236,476
U.S. government agency securities	137,573	106	(35)	137,644
Corporate debt securities	637,905	2,987	(311)	640,581
Total short-term investments	$1,011,608	$3,508	$(415)	$1,014,701

Total cash equivalents and short-term investments	$2,872,844	$3,508	$(444)	$2,875,908
Cash equivalents and short-term investments consisted of the following as of July 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$956,932	$—	$—	$956,932
U.S. treasury securities	178,188	—	(15)	178,173
U.S. government agency securities	57,555	—	(6)	57,549
Certificates of deposit	80,940	—	—	80,940
Total cash equivalents	$1,273,615	$—	$(21)	$1,273,594

Short-term investments:
U.S. treasury securities	$257,841	$8	$(828)	$257,021
U.S. government agency securities	160,574	43	(542)	160,075
Corporate debt securities	568,589	1,514	(625)	569,478
Total short-term investments	$987,004	$1,565	$(1,995)	$986,574

Total cash equivalents and short-term investments	$2,260,619	$1,565	$(2,016)	$2,260,168

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$482,882	$483,352
Due between one to three years	528,726	531,349
Total	$1,011,608	$1,014,701
Short-term investments that were in continuous unrealized loss position as of April 30, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$142,761	$(69)	$—	$—	$142,761	$(69)
U.S. government agency securities	68,074	(35)	—	—	68,074	(35)
Corporate debt securities	132,856	(311)	—	—	132,856	(311)
Total	$343,691	$(415)	$—	$—	$343,691	$(415)
Short-term investments that were in continuous unrealized loss position as of July 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$152,574	$(115)	$87,808	$(713)	$240,382	$(828)
U.S. government agency securities	65,563	(28)	65,334	(514)	130,897	(542)
Corporate debt securities	81,020	(102)	94,666	(523)	175,686	(625)
Total	$299,157	$(245)	$247,808	$(1,750)	$546,965	$(1,995)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2025 and July 31, 2024.
As of April 30, 2025 and July 31, 2024, we recorded $14.6 million and $10.7 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of April 30, 2025 and July 31, 2024, the carrying amount of our strategic investments was $10.6 million and $9.8 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amounts during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of April 30, 2025:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$1,451,771	$1,451,771	$—	$—
U.S. treasury securities	178,029	—	178,029	—
U.S. government agency securities	84,088	—	84,088	—
Corporate debt securities	25,838	—	25,838	—
Certificates of deposit	121,481	—	121,481	—
Total cash equivalents	$1,861,207	$1,451,771	$409,436	$—

Short-term investments:
U.S. treasury securities	$236,476	$—	$236,476	$—
U.S. government agency securities	137,644	—	137,644	—
Corporate debt securities	640,581	—	640,581	—
Total short-term investments	$1,014,701	$—	$1,014,701	$—

Total cash equivalents and short-term investments	$2,875,908	$1,451,771	$1,424,137	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$12,603	$—	$12,603	$—
Foreign currency contracts assets-noncurrent (2)	$5,289	$—	$5,289	$—
Foreign currency contracts liabilities-current (3)	$1,355	$—	$1,355	$—
Foreign currency contracts liabilities-noncurrent (4)	$225	$—	$225	$—
Interest rate contracts liabilities-current (3)	$367	$—	$367	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$4,676	$—	$4,676	$—
Foreign currency contracts liabilities-current (3)	$3,010	$—	$3,010	$—
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
Refer to Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2025 and July 31, 2024.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	April 30, 2025	July 31, 2024

	(in thousands)
Hosting equipment	$521,621	$418,775
Capitalized internal-use software	294,024	197,769
Computers and equipment	7,444	6,741
Purchased software	1,102	1,102
Furniture and fixtures	1,112	1,071
Leasehold improvements	9,677	7,974
Total property and equipment, gross	834,980	633,432
Less: Accumulated depreciation and amortization	(336,084)	(250,311)
Total property and equipment, net	$498,896	$383,121
Purchased intangible assets consist of internet protocol (IP) addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of April 30, 2025, their historical cost and accumulated amortization were $20.3 million and $4.1 million, respectively. As of July 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $28.2 million and $17.7 million for the three months ended April 30, 2025 and 2024, respectively, and $74.1 million and $47.0 million for the nine months ended April 30, 2025 and 2024, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $5.9 million and $3.4 million for the three months ended April 30, 2025 and 2024, respectively, and $15.1 million and $9.3 million for the nine months ended April 30, 2025 and 2024, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	April 30, 2025	July 31, 2024

	(in thousands)
Accrued commissions	$35,407	$51,371
Accrued bonuses	41,304	53,452
Accrued payroll and related expenses	43,081	47,184
Employee stock purchase plan	35,325	8,803
Total accrued compensation	$155,117	$160,810

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
Airgap Networks Inc.
On April 12, 2024, we completed the acquisition of Airgap Networks Inc. ("Airgap"), an early-stage technology company incorporated in United States, for total purchase price consideration of $124.4 million. We have integrated Airgap's technology into our cloud platform.
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
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of April 12, 2024. The purchase price consideration was allocated to identified intangible assets, which include $28.7 million of developed technology, $3.1 million of customer relationships, and $95.5 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2024.
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

Avalor Technologies Ltd.
On March 8, 2024, we completed the acquisition of Avalor Technologies Ltd. ("Avalor"), an early-stage technology company incorporated in Israel, for total purchase price consideration of $256.7 million. We have integrated Avalor's technology into our cloud platform.
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
In connection with this acquisition, we completed a valuation of the acquired identifiable intangible assets as of March 8, 2024. The purchase price consideration was allocated to identified intangible assets, which include $14.7 million of developed technology, $3.3 million of customer relationships, and $229.2 million of goodwill. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The customer relationships were also valued using the replacement cost approach, which is based on the cost a market participant would incur to generate the acquired portfolio of customers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and is primarily attributable to the acquired workforce and expected operating synergies. The acquisition-related transaction expenses were not material and recorded as incurred within general and administrative expenses in the consolidated statement of operations for fiscal 2024.

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

Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the nine months ended April 30, 2025 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2024	$417,029
Goodwill acquired	701
Balance as of April 30, 2025	$417,730

Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
Changes in acquired intangible assets for the nine months ended April 30, 2025 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2024	Additions	April 30, 2025	July 31, 2024	Amortization Expense	April 30, 2025	July 31, 2024	April 30, 2025	April 30, 2025
	(in thousands)								(years)
Developed technology	$99,656	$308	$99,964	$(42,651)	$(11,466)	$(54,117)	$57,005	$45,847	3.6
Customer relationships	9,960	—	9,960	(3,130)	(1,274)	(4,404)	6,830	5,556	3.7
Total	$109,616	$308	$109,924	$(45,781)	$(12,740)	$(58,521)	$63,835	$51,403	3.6
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2025 was $4.3 million and $12.7 million, respectively, and for the three and nine months ended April 30, 2024 was $3.4 million and $9.5 million, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the condensed consolidated statements of operations.
Future amortization expense of acquired intangible assets as of April 30, 2025 consisted of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2025 (remaining three months)	$4,080
2026	15,833
2027	13,010
2028	11,177
2029	7,278
Thereafter	25
Total	$51,403

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. All cash flow hedges were considered effective during the three and nine months ended April 30, 2025 and 2024.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other income (expense), net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three and nine months ended April 30, 2025 and 2024.
As of April 30, 2025 and July 31, 2024, the total notional amount of our outstanding designated foreign currency forward contracts was $639.0 million and $544.5 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $503.3 million and $352.8 million, respectively. As of April 30, 2025, an estimated $10.1 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of April 30, 2025 and July 31, 2024.
The changes in accumulated other comprehensive income (loss) ("AOCI(L)") related to our cash flow hedges consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2025	2024	2025	2024
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$(22,783)	$(1,111)	$(4,224)	$8,937
Net unrealized gains (losses) recognized in accumulated other comprehensive income	33,093	(5,316)	12,588	(13,099)
(Gains) losses reclassified from AOCI(L) into the condensed consolidated statement of operations (1)	2,982	(1,410)	4,928	(3,675)
Balance of AOCI(L) as of the end of the period	$13,292	$(7,837)	$13,292	$(7,837)

(1) (Gains) losses related to our cash flow hedges reclassified from AOCI(L) into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$547	$(352)	$783	$(849)
Sales and marketing	1,869	(682)	3,426	(2,006)
Research and development	472	(197)	658	(412)
General and administrative	94	(179)	61	(408)
Total	$2,982	$(1,410)	$4,928	$(3,675)
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2025 and July 31, 2024. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a portion of our convertible senior notes to a floating interest rate. As of April 30, 2025 and July 31, 2024, the carrying amount of the hedged convertible senior notes was $499.8 million and $498.2 million, respectively. The total notional amount of our outstanding interest rate swaps was $500.0 million as of April 30, 2025 and July 31, 2024. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of April 30, 2025 and July 31, 2024, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $0.4 million and $4.1 million, respectively.
The gains (losses) effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$(384)	$(4,303)	$(3,659)	$594
Derivatives designated as hedging instruments	387	3,923	3,462	(766)
Total	$3	$(380)	$(197)	$(172)

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
On or after April 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, in multiples of $1,000 principal amount, at their option. Pursuant to the terms of the Notes, on April 1, 2025, we made the election to satisfy any conversion obligations by paying cash equal to the principal amount of any Notes converted and delivering shares of our common stock with respect to any conversion obligation in excess of the principal amount.
The net carrying amount of the Notes consisted of the following:

	April 30,	July 31,
	2025	2024

	(in thousands)
Principal amount	$1,149,954	$1,149,954
Less:
Unamortized debt issuance costs	667	3,614
Hedge accounting fair value adjustments	406	4,065
Total	$1,148,881	$1,142,275
The interest expense related to the Notes consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
Contractual interest expense	$359	$359	$1,077	$1,077
Amortization of debt issuance costs	984	979	2,947	2,934
Total	$1,343	$1,338	$4,024	$4,011
The total fair value of the Notes was $1,727.6 million and $1,465.5 million as of April 30, 2025 and July 31, 2024, respectively. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We considered the fair value of the Notes as of April 30, 2025 to be a Level II measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $150.80 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $246.76 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap. During the three and nine months ended April 30, 2025 and 2024, we have not exercised any Capped Call options. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2024 Form 10-K for further information on the Capped Calls.
Note 10. Leases
Effective April 29, 2025, we entered into a lease agreement (the “lease”) for our headquarters. The property subject to the lease is located in Santa Clara, California, and consists of approximately 301,000 square feet of rentable space. The lease term begins on September 1, 2026, and ends on April 30, 2032, with an option for early access in January 2026 to facilitate tenant improvements. The total base rent, including committed fixed expenses for the duration of the lease term, is approximately $69.5 million. In addition to the base rent, we will be responsible for operating costs and other related expenses. In accordance with Accounting Standard Codification 842, Leases, we will recognize the related right-of-use assets and corresponding operating lease liabilities upon taking possession of the properties.
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.
The maturities of non-cancellable purchase obligations with a remaining term in excess of one year as of April 30, 2025 consisted of the following:

Amount

Year ending July 31,	(in thousands)
2025 (remaining three months)	$44,497
2026	176,715
2027	155,293
2028	143,651
2029	120,745
Thereafter	35,899
Total	$676,800
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

Note 12. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Amended and Restated FY 2018 Equity Incentive Plan include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares.
Stock Options
The activity of stock options for the nine months ended April 30, 2025 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2024	453	$46.72	2.5	$60,923
Granted	50	$205.61
Exercised	(332)	$10.54		$59,275
Canceled, forfeited or expired	—	—
Balance as of April 30, 2025	171	$163.80	7.8	$10,631
Exercisable and expected to vest as of July 31, 2024	367	$15.84	1.0	$59,989
Exercisable and expected to vest as of April 30, 2025	62	$116.86	5.7	$6,788
The total intrinsic value of options exercised for the nine months ended April 30, 2025 and 2024 was $59.3 million and $141.5 million, respectively. The weighted-average grant date fair value per share of stock options granted in the nine months ended April 30, 2025 and 2024 was $118.81 and $198.03, respectively.

We estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended April 30,
	2025	2024

Expected term (in years)	6.0	6.0
Expected stock price volatility	57.7%	59.5%
Risk-free interest rate	4.1%	4.2%
Dividend yield	0.0%	0.0%

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the nine months ended April 30, 2025:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2024	9,814	$162.41	$1,760,079
Granted	4,418	$178.55
Vested	(2,688)	$163.59	$520,530
Canceled or forfeited	(1,258)	$165.88
Balance as of April 30, 2025	10,286	$168.61	$2,326,310
As of April 30, 2025, the number of outstanding PSAs for which the performance metrics have not been defined as of such date was not material. These awards are not considered granted for accounting purposes as of April 30, 2025 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the FY 2018 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended April 30, 2025, employees purchased 0.2 million shares of our common stock under the ESPP at an average purchase price of $119.98 per share, resulting in total cash proceeds of $22.3 million. ESPP employee payroll contributions accrued as of April 30, 2025 and July 31, 2024, were $35.3 million and $8.8 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on June 16, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2025	2024

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	43.6% - 47.6%	42.5% - 64.8%
Risk-free interest rate	4.2% - 4.3%	4.4% - 5.3%
Dividend yield	0.0%	0.0%

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$17,543	$11,803	$49,963	$37,416
Sales and marketing	60,419	41,201	191,553	160,875
Research and development	60,615	44,043	183,185	127,108
General and administrative	20,824	16,189	63,995	57,407
Total	$159,401	$113,236	$488,696	$382,806
During the three months ended April 30, 2025 and 2024, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $9.7 million and $6.7 million, respectively. During the nine months ended April 30, 2025 and 2024, the amount capitalized was $34.4 million and $17.9 million, respectively.
Note 13. Income Taxes
Our tax provision for (benefit from) interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for (benefit from), and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
For the three months ended April 30, 2025 and 2024, we recorded provision for income taxes of $8.7 million and $1.7 million, respectively. We recorded provision for income taxes of $7.5 million and $18.7 million for the nine months ended April 30, 2025 and 2024, respectively. The increase for the three months ended April 30, 2025 was primarily driven by the reduction of valuation allowance due to the establishment of deferred tax liability from the business acquisition in the period ended April 30, 2024. The decrease for the nine months ended April 30, 2025 was primarily attributable to the release of the valuation allowance on the United Kingdom ("U.K.") deferred tax assets, partially offset by the increase in our pre-tax income in both foreign and U.S. jurisdictions in which we conduct business. We are subject to income tax in the United States ("U.S.") as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state and certain foreign jurisdictions deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and certain foreign jurisdiction deferred tax assets.

For the nine months period ended April 30, 2025, based on an analysis of all positive and negative evidence, we conclude it is more likely than not that our U.K. deferred tax assets will be realizable. This conclusion is based on a demonstrated sustained profitability as we achieved cumulative U.K. income during the prior twelve quarters when considering per-tax income adjusted for permanent differences, as well as anticipated future earnings. The change in judgement as to the realizability of U.K. deferred tax assets in future years is recognized discretely as a $17.4 million tax benefit for the period nine months ended April 30, 2025.
Note 14. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net income (loss)	$(4,125)	$19,124	$(23,900)	$(42,828)

Weighted-average shares used in computing net income loss per share, basic	154,909	150,290	153,699	148,945
Dilutive effect of common stock equivalents (1)	—	3,791	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	154,909	154,081	153,699	148,945
Net income (loss) per share
Basic	$(0.03)	$0.13	$(0.16)	$(0.29)
Diluted	$(0.03)	$0.12	$(0.16)	$(0.29)
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
In connection with the issuance of the Notes, we entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the Notes. We have not exercised any of the Capped Calls through April 30, 2025.

The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	April 30,
	2025	2024

	(in thousands)
Unvested RSUs and shares of common stock	9,498	9,151
Stock options	171	544
Unvested PSAs (1)	1,072	957
Share purchase rights under the ESPP	926	779
Notes (2)	7,626	7,626
Total	19,293	19,057
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2025 and 2024, as they are not considered outstanding for accounting purposes. For further information refer to Note 12, Stock-Based Compensation.
(2) The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net income (loss) per share for all the periods presented, as their effect would have been antidilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of April 30, 2025 would have been convertible into approximately 7.6 million shares of our common stock, which is reflected in the above table. Conversion notices received through April 30, 2025 have not been material.
Note 15. Subsequent Events
On May 27, 2025, we entered into a definitive agreement to acquire Red Canary, Inc., a privately-held cybersecurity company that provides managed detection and response solutions, for a total consideration of $675.0 million in cash, subject to customary adjustments, plus equity awards to employees. We anticipate that this acquisition will expand upon our security operations offerings and enhance our ability to leverage our Data Fabric for Security. The transaction is expected to close in our first quarter of fiscal 2026, ending October 31, 2025, pending the satisfaction of closing conditions, including regulatory clearance.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the nine months ended April 30, 2025 and 2024, our revenue was $1,953.9 million and $1,574.9 million, respectively. We have incurred net losses in all annual periods since our inception. For the nine months ended April 30, 2025 and 2024, our net loss was $23.9 million and $42.8 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Changes in macroeconomic and geopolitical conditions can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as customers continue to carefully consider purchasing decisions and are requiring multiple approvals for large expenditures in response to the uncertain economic environment. Macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.

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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended April 30, 2025 and 2024, the dollar-based net retention rate was 114% and 116%, respectively.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
GAAP gross profit	$522,056	$434,870	$1,507,951	$1,227,979
Add:
Stock-based compensation expense and related payroll taxes	18,262	12,487	51,674	38,876
Amortization expense of acquired intangible assets	3,830	2,962	11,320	8,396
Non-GAAP gross profit	$544,148	$450,319	$1,570,945	$1,275,251
GAAP gross margin	77%	79%	77%	78%
Non-GAAP gross margin	80%	81%	80%	81%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense and related payroll taxes and amortization expense of acquired intangible assets. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
GAAP loss from operations	$(25,411)	$(3,013)	$(96,218)	$(94,527)
Add:
Stock-based compensation expense and related payroll taxes	167,809	121,465	504,739	399,730
Amortization expense of acquired intangible assets	4,255	3,381	12,740	9,500
Non-GAAP income from operations	$146,653	$121,833	$421,261	$314,703
GAAP operating margin	(4)%	(1)%	(5)%	(6)%
Non-GAAP operating margin	22%	22%	22%	20%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of April 30, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on June 16, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
Net cash provided by operating activities	$211,081	$173,414	$721,849	$576,289
Less:
Purchases of property, equipment and other assets	(72,163)	(35,651)	(104,206)	(95,204)
Capitalized internal-use software	(19,455)	(14,637)	(62,871)	(32,453)
Free cash flow	$119,463	$123,126	$554,772	$448,632
As a percentage of revenue:
Net cash provided by operating activities	31%	31%	37%	37%
Less:
Purchases of property, equipment and other assets	(10)%	(6)%	(6)%	(6)%
Capitalized internal-use software	(3)%	(3)%	(3)%	(3)%
Free cash flow margin	18%	22%	28%	28%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $156.5 million, or 25%, for the three months ended April 30, 2025 over the three months ended April 30, 2024 and $331.7 million, or 19%, for the nine months ended April 30, 2025 over the nine months ended April 30, 2024. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers and the mix of billings, in particular the mix of multi-year in advance billings. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers' business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$678,034	$553,201	$1,953,889	$1,574,903
Add: Total deferred revenue, end of period	1,984,985	1,577,014	1,984,985	1,577,014
Less: Total deferred revenue, beginning of period	(1,878,505)	(1,502,175)	(1,894,974)	(1,439,676)
Calculated billings	$784,514	$628,040	$2,043,900	$1,712,241
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% of our revenue for each of the three and nine months ended April 30, 2025, and 98% and 97% for the three and nine months ended April 30, 2024, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the Notes and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments, and Note 9, Convertible Senior Notes, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses and changes in fair value of our non-designated derivative instruments.
Provision For Income Taxes
Provision for income taxes consists of state income taxes in the United States ("U.S."), foreign income taxes and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We weigh all available positive and negative evidence, including but not limited to our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies and the nature of each deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$678,034	$553,201	$1,953,889	$1,574,903
Cost of revenue (1) (2)	155,978	118,331	445,938	346,924
Gross profit	522,056	434,870	1,507,951	1,227,979
Operating expenses:
Sales and marketing (1) (2)	314,605	262,447	928,564	806,039
Research and development (1) (2)	169,765	124,958	494,879	360,678
General and administrative (1)	63,097	50,478	180,726	155,789
Total operating expenses	547,467	437,883	1,604,169	1,322,506
Loss from operations	(25,411)	(3,013)	(96,218)	(94,527)
Interest income	31,263	27,570	92,189	81,897
Interest expense (3)	(1,966)	(2,764)	(7,448)	(9,528)
Other income (expense), net	677	(927)	(4,911)	(1,967)
Income (loss) before income taxes	4,563	20,866	(16,388)	(24,125)
Provision for income taxes (4)	8,688	1,742	7,512	18,703
Net income (loss)	$(4,125)	$19,124	$(23,900)	$(42,828)

(1) Includes stock-based compensation expense and related payroll taxes as follows:
Cost of revenue	$18,262	$12,487	$51,674	$38,876
Sales and marketing	63,937	45,490	198,782	170,013
Research and development	63,753	46,346	188,514	131,509
General and administrative	21,857	17,142	65,769	59,332
Total	$167,809	$121,465	$504,739	$399,730

(2) Includes amortization expense of acquired intangible assets as follows:
Cost of revenue	$3,830	$2,962	$11,320	$8,396
Sales and marketing	425	279	1,275	731
Research and development	—	140	145	373
Total	$4,255	$3,381	$12,740	$9,500

(3) Includes amortization of debt issuance costs	$984	$979	$2,947	$2,934

(4) Benefit from a release of valuation allowance	$247	$—	$17,435	$—
During the three and nine months ended April 30, 2025, we recognized a tax benefit of $0.2 million and $17.4 million, respectively, attributable to the release of the valuation allowance on U.K. deferred tax assets.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	23	21	23	22
Gross margin	77	79	77	78
Operating expenses
Sales and marketing	46	48	48	51
Research and development	25	23	25	23
General and administrative	10	9	9	10
Total operating expenses	81	80	82	84
Operating margin	(4)	(1)	(5)	(6)
Interest income	5	5	5	5
Interest expense	—	—	(1)	1
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	1	4	(1)	(2)
Provision for income taxes	2	1	—	1
Net income (loss)	(1)%	3%	(1)%	(3)%

Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$678,034	$553,201	$124,833	23%
Revenue increased by $124.8 million, or 23%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $83.5 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 10% from April 30, 2024 to April 30, 2025.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$155,978	$118,331	$37,647	32%
Gross margin	77%	79%
Cost of revenue increased by $37.6 million, or 32%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $18.9 million for data center and equipment-related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $16.1 million, inclusive of an increase of $5.7 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations.
Gross margin decreased from 79% for the three months ended April 30, 2024 to 77% for the three months ended April 30, 2025. The decrease in gross margin is primarily due to an increase in employee-related expenses, including stock-based compensation expense, as a result of an increase in headcount and an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$314,605	$262,447	$52,158	20%
Sales and marketing expenses increased by $52.2 million, or 20%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was driven primarily by an increase of $42.3 million in employee-related expenses, inclusive of an increase of $19.2 million in stock-based compensation expense and $7.4 million in sales commissions expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $4.6 million in travel expenses.

Research and Development Expenses

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$169,765	$124,958	$44,807	36%
Research and development expenses increased by $44.8 million, or 36%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $44.4 million in employee-related expenses, inclusive of an increase of $16.6 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $2.7 million in facility, cloud hosting, software and equipment-related expenses to support our growth. The increase was partially offset by higher capitalized internal-use software development costs of $4.8 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$63,097	$50,478	$12,619	25%
General and administrative expenses increased by $12.6 million, or 25%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was driven primarily by an increase of $10.8 million in employee-related expenses, inclusive of an increase of $4.6 million in stock-based compensation expense, primarily due to an increase in headcount.
Interest Income

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$31,263	$27,570	$3,693	13%
Interest income increased by $3.7 million, or 13%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(1,966)	$(2,764)	$798	(29)%
Interest expense decreased by $0.8 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Other income (expense), net	$677	$(927)	$1,604	(173)%
Other income (expense), net increased by $1.6 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$8,688	$1,742	$6,946	399%
Our provision for income taxes increased by $6.9 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The change was primarily related to the reduction of valuation allowance due to the establishment of deferred tax liability from a business acquisition in the period ended April 30, 2024.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income or loss, the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state and certain foreign jurisdictions deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and certain foreign jurisdiction deferred tax assets.

Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two” a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is no material impact on the income tax provision for the three months ended April 30, 2025.

Comparison of the Nine Months Ended April 30, 2025 and 2024
Revenue

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$1,953,889	$1,574,903	$378,986	24%
Revenue increased by $379.0 million, or 24%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $294.8 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 10% from April 30, 2024 to April 30, 2025.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$445,938	$346,924	$99,014	29%
Gross margin	77%	78%
Cost of revenue increased by $99.0 million, or 29%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $56.2 million for data center and equipment-related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $37.0 million, inclusive of an increase of $12.5 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to increased expenses of $3.8 million for facility and IT services.
Gross margin decreased from 78% for the nine months ended April 30, 2024 to 77% for the nine months ended April 30, 2025. The decrease in gross margin is primarily due to an increase in employee-related expenses, including stock-based compensation expense, as a result of an increase in headcount and an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$928,564	$806,039	$122,525	15%
Sales and marketing expenses increased by $122.5 million, or 15%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The change was primarily driven by an increase of $89.7 million in employee-related expenses, inclusive of an increase of $30.7 million in stock-based compensation expense, and an increase of $23.7 million in sales commissions expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $12.2 million in marketing and advertising expenses, $8.6 million in travel expenses, $3.6 million for professional services and $2.3 million for facility and IT services.
Research and Development Expenses

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$494,879	$360,678	$134,201	37%
Research and development expenses increased by $134.2 million, or 37%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The increase was primarily driven by an increase of $139.6 million in employee-related expenses, inclusive of an increase of $56.1 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $19.8 million in facility, software and equipment-related expenses to support our growth. The increase was partially offset by higher capitalized internal-use software development costs of $30.5 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$180,726	$155,789	$24,937	16%
General and administrative expenses increased by $24.9 million, or 16%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The overall increase was primarily due to an increase of $18.6 million in employee-related expenses, inclusive of an increase of $6.6 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $3.0 million for facility-related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$92,189	$81,897	$10,292	13%
Interest income increased by $10.3 million, or 13%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(7,448)	$(9,528)	$2,080	(22)%
Interest expense decreased by $2.1 million for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The change was driven primarily by fair value hedge adjustments related to our Notes.
Other Expense, Net

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Other expense, net	$(4,911)	$(1,967)	$(2,944)	150%
Other expense, net increased by $2.9 million for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Nine Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$7,512	$18,703	$(11,191)	(60)%

Our provision for income taxes decreased by $11.2 million for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The change was primarily attributable to the release of the valuation allowance on U.K. deferred tax assets of $17.4 million during the nine months ended April 30, 2025, partially offset by the increase in our pre-tax income in both foreign and U.S. jurisdictions in which we conduct business.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income or loss, the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a portion of our earnings being taxed at rates lower than the U.S. statutory rate.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state and certain foreign jurisdictions deferred tax assets will not be realized. Accordingly, we have maintained a valuation allowance on our U.S. federal, state and certain foreign jurisdiction deferred tax assets.
We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is no material impact on the income tax provision for the nine months ended April 30, 2025.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,005.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
In June 2020, we completed the private offering of the Notes with an aggregate principal amount of $1,150.0 million. The Notes mature on July 1, 2025. Pursuant to the terms of the Notes, on April 1, 2025, we made the election to satisfy any conversion obligations by paying cash equal to the principal amount of any Notes converted and delivering shares of our common stock with respect to any conversion obligation in excess of the principal amount. In connection with the Notes, we entered into the Capped Calls which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $145.2 million of the net proceeds of the Notes to purchase the Capped Calls. For further information refer to Note 9, Convertible Senior Notes, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,172.0 million as of April 30, 2025. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our working capital, capital expenditure and convertible senior notes repayment requirements for at least the next 12 months from the date of issuance of our financial statements. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures to support expansion of our infrastructure and workforce, lease obligations, purchase commitments, potential business acquisitions, convertible senior notes repayment requirements and other strategic transactions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing and international operating activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our services, the impact of macroeconomic and geopolitical conditions to our and our customers', vendors' and partners' businesses. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions, geopolitical developments and the impact of global crises. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2025, we had deferred revenue of $1,985.0 million, of which $1,677.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers’ business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods. We cannot predict the mix of invoicing schedules in any given period.
As of April 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$721,849	$576,289
Net cash used in investing activities	$(179,440)	$(608,992)
Net cash provided by financing activities	$25,401	$29,694
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2025 was $721.8 million, which resulted from a net loss of $23.9 million, adjusted for non-cash charges of $716.4 million and net cash inflows of $29.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $488.7 million for stock-based compensation expense, $121.5 million for amortization of deferred contract acquisition costs, $74.1 million for depreciation and amortization expense, $47.9 million for non-cash operating lease costs and $12.7 million for amortization expense of acquired intangible assets. Non-cash charges were partially offset by deferred income taxes of $17.8 million and an accretion of investments purchased at a discount of $13.9 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of a decrease of $120.5 million in accounts receivable, primarily due to timing of billings and collections, an increase of $90.0 million in deferred revenue, and an increase of $28.9 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $140.0 million in deferred contract acquisition costs, a decrease of $45.2 million in operating lease liabilities, an increase of $12.2 million in prepaid expenses, other current and noncurrent assets, a decrease of $7.0 million in accrued expenses, other current and noncurrent liabilities and $5.7 million decrease in accrued compensation.

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
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2025 of $179.4 million was primarily attributable to purchases of short-term investments of $886.6 million and capital expenditures of $167.1 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from maturities of short-term investments of $875.9 million.
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
Financing Activities
Net cash provided by financing activities of $25.4 million during the nine months ended April 30, 2025 was primarily attributable to $22.3 million in proceeds from the issuance of common stock under the ESPP and $3.5 million was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $29.7 million during the nine months ended April 30, 2024 was primarily attributable to $18.4 million in proceeds from the issuance of common stock under the ESPP and $11.3 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the nine months ended April 30, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2024 Form 10-K, other than the lease agreement for our headquarters and non-cancelable purchase obligations. For further information refer to Note 10, Leases and Note 11, Commitments and Contingencies, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our significant accounting policies are described in the Fiscal 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the nine months ended April 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2024 Form 10-K.
Interest Rate Risk
As of April 30, 2025, we had cash, cash equivalents and short-term investments totaling $3,005.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2025, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $9.6 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
We also use interest rate swaps to economically convert certain of our fixed interest rate Notes to floating interest rates, in order to match the floating rate nature of a portion of our cash, cash equivalents and short-term investments. These interest rate swaps are designated as fair value hedges, and changes in fair value of the interest rate swaps offset the changes in fair market value of the Notes due to benchmark interest rate movements. Gains or losses related to our fair value hedges are included within interest expense in the unaudited condensed consolidated statement of operations in the period of change together with the offsetting loss or gain on the hedged item attributed to risk being hedged.
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
The Notes have a fixed annual interest rate of 0.125%. Accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. We present the fair value for required disclosure purposes only. In addition, the fair value of the Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 9, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for the nine months ended April 30, 2025 and 2024.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $57.7 million, $202.3 million and $390.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of April 30, 2025, we had an accumulated deficit of $1,172.0 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
To increase our revenue and achieve and maintain profitability, we must add new customers. To add new customers, we must successfully convince IT decision makers that security delivered through our cloud platform provides significant advantages over legacy on-premises appliance-based security products and competing cloud-based products. Additionally, many of our customers broadly deploy our products, which requires a significant commitment of resources from our customers. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, have impacted and may in the future impact our ability to add new customers, including potential customers’ commitments to legacy IT security vendors and products, real or perceived switching costs, the current or potential implementation of tariffs or retaliatory measures due to tariffs on the sales of our products in countries where our customers or potential paying customers are located, competition from hybrid or cloud security products, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our channel partners or to attract new channel partners, failure by us or our partners to help our customers to successfully deploy our cloud platform, negative media or industry or financial analyst commentary regarding us or our solutions, or similar solutions offered by other vendors, litigation and general economic conditions. As a result of challenging macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how long these challenging macroeconomic conditions will persist, and customer cautiousness could continue or worsen or result in potential customers deciding to forego our services entirely. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
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
In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past we have, and in the future we may, restructure or reduce our workforce to align people, roles and projects to our strategic priorities. Any restructuring, reduction or realignment in the workforce has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult following the implementation of our hybrid work environment, and many of our employees continue to work from home on a full-time or part-time basis. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, support and retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 25% of our revenue for fiscal 2024, 26% of our revenue for fiscal 2023 and 28% of our revenue for fiscal 2022, and 27% and 25% of our revenue for the nine months ended April 30, 2025 and 2024, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

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
•the failure of our disaster recovery and business continuity arrangements; and
•the potential implementation of tariffs or retaliatory measures due to tariffs on the sales of our products in countries where our customers or potential paying customers are located.
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
Further, our vendors and service providers may also be the targets of cyberattacks, and their systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, disclosure, loss, alteration or destruction of our data, including confidential, sensitive and other information about individuals. Geo-political factors including international conflicts, such as between Russia and Ukraine and in the Middle East, may increase the risk of such cyberattacks.
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
•government customers procuring commercial items get the benefit of more favorable terms and conditions by operation of law, regardless of agreed upon contractual terms; and

•changes in government policy positions, including tariffs and other trade regulations, or the threat of such changes; spending priorities or reductions in government employees or programs, which result in a reduction of government spending in general or on technology and cybersecurity products in particular.
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2024, 37% of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been and may again be involved in conflicts with neighboring countries, such as the recent conflict with Pakistan. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
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
We license software and other technology from third parties that we incorporate into, or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy to grow our business, we may consider opening our cloud platform to third-party developers and applications to further extend its functionality, but we cannot be certain that such efforts to grow our business will be successful.
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
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Some of our suppliers also temporarily hold a portion of our assets for us. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, constraints based on the then-current availability, terms and pricing of these components and potential loss of assets. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us could lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all, as it may take several months or longer to identify, qualify and engage a new supplier or integrator. Any disruption or delay in access to components may delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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

In addition, changes in our platform; export, sanctions and import laws and regulations; or tariffs and other trade regulations could delay the introduction of our products and reduce the sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change or threatened change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside the United States, and is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Canadian Dollar, Australian Dollar and Japanese Yen, and is subject to fluctuations due to changes in foreign currency exchange rates. A weakening U.S. dollar could increase the cost of these foreign currency-denominated expenses in dollar terms. We are also exposed to the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies.
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
We have numerous arrangements with financial institutions that include cash and investment deposits, and non-collateralized interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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
Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD's Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of Pillar Two. Many non-U.S. countries have enacted or begun the process of enacting laws based on the proposed Pillar Two regulations, which may adversely impact our provision for income taxes, net income and cash flows.
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
As of April 30, 2025, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 42.2% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.3% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Risks Related to the Notes
Servicing our debt will require a significant amount of cash, which may impact our cash available for working capital, capital expenditures and other corporate purposes.
On June 25, 2020, we issued $1,150 million in aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, or the Notes, which mature on July 1, 2025. We will be required to use a substantial portion of our cash flows to pay the required payments on our indebtedness. Additionally, pursuant to the terms of the Notes, on April 1, 2025, we made the election to satisfy a portion of any conversion obligations by paying cash equal to the principal amount of such Notes converted. Our ability to make such payments or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments. We plan to evaluate, on an ongoing basis, market conditions, our liquidity profile and various financing alternatives (including the issuance of equity, equity-linked or debt securities) for opportunities to enhance our capital structure.

The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.

During any period, the conditional conversion feature of the Notes is triggered, holders will be entitled to convert the Notes at any time during specified periods at their option. As a result of our election on April 1, 2025, if one or more holders elect to convert their Notes, we will be required to settle a portion of our conversion obligation by paying cash equal to the principal amount of such Notes converted, which could adversely affect our liquidity. As a result of the upcoming maturity date of the Notes (July 1, 2025), we have classified the Notes as current liabilities on the consolidated balance sheet as of July 31, 2024, which may be seen as a material adverse reduction of our net working capital.
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
In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended April 30, 2025, the following officers, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On March 12, 2025, Adam Geller, the Company's chief product officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 34,464 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 17, 2026, or earlier if all transactions under the trading arrangement are completed.
On April 2, 2025, Remo Canessa, the Company's chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 80,595 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 2, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, during the three months ended April 30, 2025.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Sublease Agreement between Zscaler, Inc. and Airbnb, Inc., dated April 24, 2025					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________________
† Certain portions of this exhibit (indicated by “[***]”) have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) as the Company determined the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.
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

Zscaler, Inc.

May 29, 2025	/s/	Remo Canessa
Remo Canessa
Chief Financial Officer