Form 10-K
period 2025-07-31
Zscaler, Inc.
filed 2025-09-11
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $17.9 billion.
As of August 29, 2025, the number of shares of registrant’s common stock outstanding was 158,300,823.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our expectations regarding settlement of the 2028 Notes (as defined in Note 10, Convertible Senior Notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K);

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

PART I
Item 1. Business
Overview
We enable our customers to succeed in a digital world where technology decisions not only impact growth and competitiveness, but also directly impact enterprise risk. We were incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network, as the cloud became the new data center.
We correctly predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would fail to protect users and data, become prohibitively expensive and deliver poor user experience. Enterprises now rely on external software as a service, or SaaS, applications for critical business functions and have moved, or are moving, their internally managed applications to the public cloud infrastructure. As a result, users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. The emergence and rapid adoption of artificial intelligence, or AI, is revolutionizing the transformational impact of cloud adoption and mobility. AI is fundamentally changing how organizations operate, creating new cybersecurity threats and IT challenges.
Our cloud native, multitenant architecture is distributed across more than 160 public exchanges globally and thousands of private exchanges at the edge, which brings security and business policy close to users and devices in over 185 countries and provides fast, secure and reliable access. Each day, we block over 225 million threats and perform over 250,000 unique security updates. Our customers benefit from the cloud security effect of our ever-expanding ecosystem, enhanced by our advanced AI and ML capabilities, because once a new threat is detected, it can be blocked across our customer base within minutes.
Many of the largest enterprises and government agencies in the world rely on our solutions to help them accelerate their move to the cloud. We have over 9,400 customers across all major geographies, with an emphasis on larger organizations, and we currently count approximately 40% of the Forbes Global 2000 and over 45% of Fortune 500 companies as customers. Our customers span every major industry, including financial services, healthcare, insurance, manufacturing, automotive, airlines and transportation, conglomerates, consumer goods and retail, media and communications, public sector and education, energy, technology and telecommunications services.
We have experienced significant growth, with revenue increasing from $1,617.0 million in fiscal 2023 to $2,167.8 million in fiscal 2024 to $2,673.1 million in fiscal 2025, representing year-over-year revenue growth of 34% and 23%, respectively. We experienced net losses of $41.5 million, $57.7 million and $202.3 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. We expect we will continue to incur net losses for the foreseeable future.
We pioneered a cloud platform, the Zscaler Zero Trust ExchangeTM platform, which represented a fundamental shift in the architectural design and approach to networking and security that allows companies to securely accelerate their digital transformation initiatives.
The Zscaler Zero Trust Exchange is a cloud-native platform, which implements Zero Trust principles to securely connect users, devices, applications and workloads, including AI agents, without relying on traditional hub-and-spoke network architecture and firewall-centric security. These technologies have become a roadblock to transformation for organizations that want to compete in today’s digital world. Firewalls and virtual private networks, or VPNs, create a perimeter around the corporate network and everything inside the perimeter is implicitly trusted. This is one of the root causes of ransomware attacks. Zscaler’s Zero Trust model operates on the principle that users, workloads, devices and AI

Agents are untrusted by default, irrespective of the network they are connected to. This approach reduces the attack surface and prevents lateral threat movement, while improving business resilience. We believe that Zero Trust combined with AI is rapidly becoming the new foundation for enterprise security architectures. Zscaler is pioneering this convergence of Zero Trust + AI, enabling enterprises to embrace technologies in a manner that is more secure, more scalable, more resilient and increasingly adaptable to the modern world.
Our ever-evolving platform provides our customers with a flexible and scalable approach to better secure their operations, optimize user experience, eliminate complexity, reduce costs and respond to the challenges and opportunities of AI and future new technologies. As the threat landscape evolves and companies look to further embrace AI and the cloud, our platform has evolved to focus on four core solutions: Zero Trust Everywhere, Data Security Everywhere, Security for AI and Agentic Operations.
•Zero Trust Everywhere – extends the principles of Zero Trust across all locations – branches, campuses, cloud, factories, entities, users, workloads, IoT/OT systems and autonomous AI agents.
•Data Security Everywhere – is Zscaler’s approach to safeguarding sensitive information across its entire lifecycle, from creation to storage, transmission and access, regardless of location, device or application.
•Security for AI – allows organizations to securely embrace public and private AI applications.
•Agentic Operations – refers to the integration of advanced AI technologies to empower both Security Operations, or SecOps, and IT Operations, or ITOps, teams with increased efficiency and actionable insights.
Zero Trust Everywhere
Our Zero Trust Exchange cloud security platform delivers our core Zero Trust Everywhere products through the deployment of our comprehensive and integrated solutions, each built natively in the cloud to power digital transformation.
Zero Trust Everywhere spans three core domains: Zero Trust Users, where users are never placed on the corporate network; Zero Trust Cloud, where workloads communicate only through the Exchange; and Zero Trust Branch, where branches, factories, warehouses, IoT/OT devices and autonomous AI agents are secured as independent entities and connected solely through policy-based access. Together, these capabilities deliver a unified Zero Trust architecture that replaces legacy firewalls, VPNs and SD-WANs with a model purpose-built for the modern enterprise.
Zero Trust Users
People remain the weakest link in enterprise security. Compromised credentials, unmanaged devices and phishing attacks continue to be the entry point for many breaches. Zero Trust Users is designed to protect the workforce, third parties, business-to-business, or B2B, partners and suppliers by assuming no user is trusted by default. Every user – internal or external, on any device, from any location – must prove their identity, demonstrate a secure posture and meet policy requirements before being granted access to an application.
This approach eliminates the risks of putting users on a corporate network. Instead, users connect only to the specific applications they are authorized to use – whether SaaS, internet, AI applications or private applications hosted in data centers, clouds or factories. By removing the network path, threats cannot move laterally if a user is compromised.
By treating every user as untrusted, continuously analyzing risk and enforcing adaptive, per-session policies, Zero Trust Users reduces the likelihood of breaches, protects sensitive data and ensures a secure, reliable experience for everyone accessing enterprise applications and services. Zscaler delivers this functionality via the following core services: Zscaler Internet AccessTM, or ZIATM, Zscaler Private AccessTM, or ZPATM, and Zscaler Digital ExperienceTM, or ZDXTM.
Zscaler Internet Access
ZIA provides secure access to externally managed applications, including SaaS applications and internet destinations regardless of device, location or network. ZIA provides inline content inspection and firewall access controls across all ports and protocols to protect organizations and users from external threats, secure data in motion and prevent data from leaking out to unauthorized sites. Policies follow the user to provide identical protection on any device, regardless of location; any policy changes are enforced for users worldwide. Our inline cloud security platform assesses and correlates the risk of the content to protect against sophisticated attacks, including ransomware and phishing. The cloud platform applies AI and machine learning, or ML, across over 500 billion daily transactions to quickly identify and block unknown threats and to identify and categorize unknown destinations.
ZIA enables the following capabilities:
Cyberthreat Capabilities – Our holistic, future-ready threat defense functionality enables protection against threats using a range of approaches and techniques. Our threat prevention capabilities provide multiple layers of protection to prevent sophisticated ransomware, phishing and zero-day cyber attacks. Built on the principle of least privilege, our proxy architecture enables full Transport Layer Security, or TLS,/Secure Sockets Layer inspection at scale, with connections brokered between users and applications based on identity, context and business policies. We provide functionality that traditionally has been offered by disparate, stand-alone products. Our core cloud platform threat prevention capabilities include:
•Advanced Threat Protection: Our advanced threat protection functionality uses techniques including AI/ML, advanced heuristics, signatures and reputation to deliver real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks. Over 250,000 unique security updates are performed every day to the Zscaler cloud to keep organizations protected. Once we detect a new threat to a user, we block it for all users across all customers. We call this the “cloud security effect.”
•Sandbox: Our cloud sandbox enables enterprises to block zero-day exploits and advanced persistent threats by analyzing unknown files for malicious behavior, and it can scale to every user regardless of location. Our cloud sandbox was designed and built to be multi-tenant and allows customers, using AI, among other analytics, to determine which traffic should be sent for detonation. As an integrated cloud security platform, customers can set policies by users and destinations to prevent patient-zero scenarios and to analyze, hold and detonate suspicious files in the cloud sandbox before they are sent to a user.
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
•connect users to applications without bringing users on the network, preventing lateral movement;
•never expose applications to the internet;
•segment access to applications without relying on the traditional approach of network segmentation; and
•provide remote access over the internet without VPNs.
ZPA leverages a global policy engine that governs access to internally managed applications regardless of location. If access is granted to a user, our ZPA solution connects the user’s device only to the authorized application without exposing the identity or location of the application. As a result, applications are not exposed to the internet, further limiting the external attack surface. This results in reduced cost and complexity, while offering better security and an improved user experience.
Our ZPA solution includes broad functionality, which we categorize by the following areas:
•Cyberthreat Protection and Data Protection: Our ZPA solution delivers the same cyberthreat protection and data protection functionality that is applied to internet traffic via our ZIA solution.
•Application Discovery: Similar to cloud access security broker, or CASB, application discovery reports for internet hosted SaaS applications, our ZPA solution provides granular discovery of internally managed applications to aid in the creation and oversight of segmentation policies. Because our ZPA solution sits on the application layer and is name-based or domain-based, organizations can quickly and seamlessly identify their internally-managed applications and then easily provision appropriate policies.
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
•securely connecting B2B customers, service providers and supplier access to applications typically deployed as B2B portals in an extranet;
•direct-to-cloud access to internally managed applications hosted in public cloud environments, such as Azure, AWS and GCP; and
•access to applications following a merger or acquisition by providing named users with access to named applications, without the need to merge networks.
Zscaler Digital Experience
ZDX is designed to measure end-to-end user experience across key business applications, providing an easy-to-understand digital experience score for each user, application and location within an enterprise. As users have become mobile and applications have moved to the cloud, traditional network performance monitoring tools have become increasingly irrelevant. Enterprises can no longer reliably collect performance metrics or indicators along the traditional network path as they could when they owned the network and applications ran in their own data centers. ZDX leverages advanced AI-enabled root cause analysis to proactively pinpoint issues in the network path, providing detailed insights into whether disruptions stem from a user’s device, WiFi connection, local internet, service provider or the destination application itself. With ZDX's expanded functionality, enterprises can now utilize predictive analytics to identify potential performance degradations before they impact end users, enabling faster remediation and minimizing downtime. Additionally, ZDX can easily differentiate localized issues – such as problems affecting a single user, application or location – from broader systemic issues impacting multiple users or locations, ensuring quicker and more focused responses. Administrators benefit from enhanced real-time monitoring and seamless integration into existing IT workflows, all via a simple visual interface that eliminates the need for additional hardware or software.
Zero Trust Cloud
Our Zero Trust Cloud offers a comprehensive solution for securing customer workloads across hybrid environments, encompassing both public clouds and private data centers. This platform is built on a Zero Trust architecture, utilizing our

Zero Trust Exchange for centralized security policy enforcement and robust data protection. Zero Trust Cloud is designed to securely connect workloads and inspect all traffic, enabling the detection and mitigation of cyber threats like ransomware, preventing data loss and facilitating workload segmentation to halt the lateral movement of threats. This strategy aims to provide customers with consistent threat and data protection, eliminate the attack surface, reduce operational complexity and lower overall costs.
Our Zero Trust Cloud solution includes broad functionality, which we categorize by the following ideas:

•Secure Workload to Internet: Our Zero Trust Cloud provides a solution for securing outbound communications from customer workloads to the internet. This capability is designed to protect workloads hosted in public clouds, private data centers or hybrid environments when they connect to external resources such as application programming interfaces, or APIs, SaaS platforms, third-party services or AI agents. Rather than trusting the underlying network, our Zero Trust model is founded on verifying the identity of the workload itself and enforcing granular access policies for any internet-bound request. To protect against cyber threats and data loss, the solution performs cloud-scale TLS inspection, which is designed to identify and block malicious attacks and prevent the unauthorized exfiltration of sensitive data from our customers' cloud workloads.
•Zero Trust Gateway: Zero Trust Gateway is a new deployment model for Zero Trust Cloud that dramatically improves operational efficiency. Customers can now rapidly deploy Zero Trust Cloud. Zero Trust Gateway, a fully managed Zscaler service available in the cloud service provider, allows customers to route traffic to Zscaler via an endpoint service using the most optimized path. This enables real-time inspection and filtering of traffic, preventing unauthorized access and mitigating threats. Zero Trust Cloud, deployed via Zero Trust Gateway, secures workload-to-internet and workload-to-workload traffic across multi-cloud environments, eliminating the need for traditional cloud firewalls, VPNs, express routes or direct connects.
•Workload Microsegmentation: Our Workload Microsegmentation solution secures mission critical applications inside public clouds and data centers to stop lateral threat movement, preventing application compromise and reducing the risk of data breaches. Our agent-based offering solution utilizes an innovative, AI-enabled approach that is simpler to deploy and operate than traditional segmentation solutions, and improves the security of east-west communication by verifying the identity of the communicating application software, services and processes to achieve a Zero Trust environment. This reduces the attack surface, resulting in lower risk of application compromise and data breaches.
Zero Trust Branch
Our Zero Trust Branch solution brings Zero Trust principles to secure communications between and within branches, factories, data centers and campuses. It reimagines branches as independent “café-like” environments, connecting directly to our Zero Trust Exchange over broadband, 5G or satellite. The network becomes pure transport, while business policies determine who can access what, when and where. With this model, branches become like islands and are invisible to the internet, dramatically reducing the attack surface and eliminating lateral threat movement. This eliminates the need for north-south firewalls, VPNs, network access control, or NAC, systems and costly routing infrastructure, sharply lowering complexity, risk and cost.
Legacy branch architectures built on MPLS or legacy SD-WAN solutions inherently enable lateral movement, allowing compromised devices in one location to infect applications and systems across the corporate network. This model creates unnecessary cyber risk and adds costly complexity. Zero Trust Branch neutralizes that risk by eliminating implicit trust and lateral movement, stopping ransomware and malware spread.

Our Zero Trust Branch solution includes broad functionality, which we categorize by the following ideas:
•Zero Trust SD-WAN: Our Zero Trust SD-WAN solution provides branches and data centers with fast, reliable access to the internet and private applications with our Direct-to-CloudTM architecture that provides strong security and operational simplicity, with the ability to deploy locally by virtual machine or by purchasing a plug-and-play appliance. Our Zero Trust SD-WAN solution eliminates lateral threat movement by connecting users and IoT/OT devices to applications through our Zero Trust Exchange platform. Branch traffic can be securely forwarded directly to the Zero Trust Exchange, where ZIA or ZPA policies can be applied for full security inspection and access identity-based control of branch and data center communications.
•Zero Trust Device Segmentation: Our Zero Trust Device Segmentation solution provides agentless segmentation for enterprise IT and OT environments, creating a "network of one" where even devices on the same network can only communicate with each other if authorized. The combination of Zero Trust SD-WAN with Zero Trust Device Segmentation extends the Zero Trust Exchange platform to protect east-west traffic in branch offices, campuses, factories and plants with critical OT infrastructure, eliminating the need for east-west firewalls, NACs and traditional microsegmentation solutions, while simultaneously delivering operational simplicity.
Data Security Everywhere
Our data security functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information by users, devices, servers, workloads and AI agents, thereby reducing business and compliance risks for our customers. We provide inline monitoring of data flows between users and applications, workload to workload, API to API and applications to LLMs with AI-powered auto data discovery, reducing the risk of inadvertently transmitting sensitive data and intellectual property. We also provide out-of-band discovery and remediation of data risks across a wide range of data stores, including SaaS, IaaS/PaaS, cloud data lakes and warehouses and on-prem systems. Core cloud platform data security services include:
•Advanced AI-Powered Data Classification: Our data classification engines leverage a variety of technologies and techniques to identify customer sensitive data. Predefined, custom dictionaries and automated AI discovery tools identify sensitive customer data by leveraging efficient pattern-matching algorithms, regular expressions, AI-based training models and keywords. Additional advanced classification techniques, including exact data match, indexed document matching and ML-based optical character recognition, enable our customers to identify and secure sensitive data across billions of unique structured data fields.
•Enterprise Data Loss Prevention: Our data loss prevention, or DLP, technology enables enterprises to alert and/or block transmission or sharing of sensitive data across exfiltration channels. This includes inline data in motion to external internet destinations and unmanaged endpoints, data at rest in SaaS environments through out-of-band API integrations, securing public cloud infrastructure data in Azure, AWS and GCP and protecting endpoints by preventing printing or copying to local storage, including USB devices. Additionally, our Email DLP solutions secure corporate email traffic, including Microsoft Exchange and Gmail.
•Unified SaaS Security: Our CASB, SaaS security posture management, or SSPM, and our SaaS supply chain security combine to discover and control known and unknown applications, identify SaaS misconfigurations, find and mitigate potentially risky third-party connections into those SaaS applications and scan data residing in those applications for threats and data protection violations. By doing TLS inspection at scale, we provide malware protection, DLP and CASB functions that can be performed both inline and out-of-band, for specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.

•Email Security: Our email security solution leverages advanced cloud-delivered protections to secure inbound and outbound email traffic against sophisticated threats, such as phishing, malware and ransomware. Integrated with our Zero Trust Exchange platform, it ensures comprehensive inspection and policy enforcement without relying on traditional email gateways. The solution employs AI and ML to detect and block malicious payloads, suspicious links and compromised accounts in real time. Additionally, this solution enhances DLP by identifying and mitigating risks associated with sensitive information being shared via email.
•Data Security Posture Management: Our Data Security Posture Management, or DSPM, technology enables enterprises to discover and mitigate risk across their vast range of data stores – including public cloud, SaaS, data lakes and warehouses and on-premise data systems. Advanced classification and contextual analysis enables enterprises to understand where sensitive data resides, and to uncover risks related to posture configuration, access entitlements or compliance. Automated workflows enable organizations to remediate these risks, integrating with mainstream IT Service Management tools such as Service Now and Jira. The solution empowers organizations to proactively remediate data risks and avoid sensitive data exposures or compliance violations.
Security for AI
The emergence of generative AI models is fundamentally transforming businesses, as enterprises and their stakeholders have rapidly embraced this new technology. Enterprises are adopting public GenAI SaaS applications, such as ChatGPT, Microsoft Copilot, Gemini and others, and are also investing to develop their private AI applications, such as customer-facing, employee-facing or supplier-facing chatbots and agents. This growing adoption of AI is leading to an emergence of a new category of risks that go beyond traditional cyber and data risks, including prompt injection, toxicity, training data leakage, model poisoning, tool poisoning and other risks. To enable our customers to safely and securely adopt these public and private AI applications, we are expanding our Security for AI Applications portfolio.
Security for Public AI Applications – Public GenAI SaaS applications can improve employee productivity, however they also present new risks for organizations, such as data loss and unauthorized access to classified or sensitive information. Zscaler’s Public AI security solutions give visibility, provide access control, protect sensitive information leakage and defend against emerging adversarial attacks. Our solutions for public AI applications include:
•GenAI Security: Our GenAI security offerings provide enterprises with comprehensive visibility and control over generative AI tool usage to prevent data loss while enabling productivity benefits. Our solution allows organizations to create and enforce policies around which generative AI tools users can access and how they interact with them, including through secure browser isolation to protect sensitive data. The platform delivers granular controls including prompt-level visibility, AI/ML-based URL filtering, DLP enforcement and the ability to restrict data upload methods while allowing productive AI interactions. In addition to inline controls, our solution offers proactive discovery and analysis of AI systems in cloud environments. This solution helps organizations deal with model sprawl, identify new AI attack vectors and govern data connected to AI systems. Our solutions also help safeguard the use of AI embedded in SaaS applications, such as Microsoft Copilot, to help ensure that data being used by Copilot is properly protected. This comprehensive approach enables organizations to harness the innovation and efficiency benefits of generative AI while maintaining robust data security and regulatory compliance.
•Zscaler AI Guard for Users: Our Zscaler AI Guard for Users secures the prompts and responses between employees of our customers and public GenAI applications. AI Guard enforces policies on prompts and responses to protect against toxicity, prompt injection, code sharing, sensitive-data leakage and other adversarial attacks. In addition, AI Guard provides granular visibility into prompts, responses and log events, including the associated metadata, for consumption and analysis by security operations center, or SOC, teams.

Security for Private AI Applications – Enterprises are developing private AI applications, such as chatbots and AI-agents, using large language models, or LLMs, such as ChatGPT, Anthropic, Gemini, Llama, DeepSeek and more. Our private AI security solutions provide visibility and policy enforcement. Our solutions for private AI applications include:
•AI-SPM: Zscaler AI-SPM provides deep visibility into all AI services, agents and models deployed in a customers’ environment. Leveraging advanced LLM classification, Zscaler AI-SPM discovers, classifies and assesses risks of sensitive data that maps to any AI services, providing a 360-degree view of all of data and its correlated risks.
•AI Guard for Private LLMs: Zscaler’s AI Guard provides guardrails with purpose-built detectors sitting inline between LLMs and private AI apps. With continuous monitoring, secure deployment and advanced protection, AI Guard enables organizations to harness the power of AI while keeping their models and data safe from exploitation.
•AI Decoys for LLMs: AI Decoys for LLMs is designed to prevent sensitive data leakages and unauthorized access in environments leveraging LLMs, extending our existing deception capabilities. It uses AI-generated decoy information to mislead and neutralize potential threats, safeguarding critical organizational assets.
Agentic Operations
Security Operations
Reducing cyber risk is a priority for all enterprises, especially at the executive and board of directors level, making holistic security operations a key area of focus for our customers. Our security operations solutions include both proactive security initiatives, focused on identifying security gaps before they can be exploited, and reactive security programs, centered on finding and containing incidents after they happen. These solutions include broad and differentiated capabilities in both domains and are categorized into the following areas:
Proactive Security Operations
Exposure Management – Zscaler’s exposure management platform ingests and analyzes a wide range of exposure intelligence sources to deliver a comprehensive view of organizational risk. It integrates data from Zscaler systems, such as our Zero Trust Exchange platform, and third-party data from more than 150 sources including: vulnerability scans; misconfigurations; shadow IT discovery and unmanaged devices (including IoT/OT); security information and event management, or SIEMs; security orchestration, automation and response systems; endpoint protection platforms; and global threat intelligence feeds. It also integrates contextual data such as asset criticality, business impact and user behavior. Our Data Fabric for Security ingests, synthesizes and enriches this data to yield compelling insights for exposure management by security teams. Our exposure management platform includes:
•Unified Vulnerability Management: Our unified vulnerability management solution provides dynamic and customizable prioritization, streamlined reporting, automated workflows for remediation and contextualized risk-based assessments of a customer’s risk landscape. This solution leverages our Data Fabric for Security to deliver actionable insights, prioritized risk analysis and operational efficiencies. Our customers gain significantly enhanced and automated analytics and decision-making in real-time without the need for manual data aggregation and collection.
•Asset Exposure Management: Our asset exposure management capabilities provide organizations with deep visibility into their digital attack surface, enabling them to identify, assess and remediate asset vulnerabilities before they can be exploited. By continuously monitoring all assets – whether hosted on-premises, in the cloud or within hybrid environments – our solution helps uncover shadow IT, misconfigurations, unpatched systems and other hidden risks. This solution leverages our Data Fabric for Security to provide advanced analytics and automation, prioritize critical exposures based on business impact and threat likelihood and empower organizations to proactively reduce their attack surface and strengthen their overall security posture. This approach aligns with our commitment to providing comprehensive, scalable solutions that help customers minimize risk in a rapidly evolving threat landscape.
Reactive Security Operations
Threat Management – Zscaler delivers advanced capabilities including deception technologies, identity threat detection and managed detection and response. Our acquisition of Red Canary, Inc, or Red Canary, strengthens this portfolio with its agentic AI-driven threat detection that autonomously reduces alert fatigue, hunts threats and delivers faster, more accurate incident containment. We will integrate these advanced SOC capabilities with our Data Fabric for Security, enabling more robust SOC capabilities over time and helping customers reduce or eliminate their dependence on costly legacy SIEM systems. Our threat management offerings include:
•Deception: Our deception solution augments our customers’ ability to detect the presence of an adversary in their network by deploying decoys. These decoys disrupt adversaries by detecting their presence in the network and initiating mitigation using automatic orchestration via the Zscaler platform and other third-party solutions. Customers can quickly deploy these capabilities by leveraging a diverse library of built-in decoys including various types of applications, network components and IoT services. The high-fidelity low-volume alerts allow customers to implement meaningful automation workflows to prevent lateral spread.
•Red Canary Managed Detection and Response: Our Managed Detection and Response (MDR) service offering, added through our acquisition of Red Canary, provides threat detection and on-demand incident response services to augment our customers’ security operations capabilities and reduce reliance on extensive internal resources or specialized expertise. This capability leverages advanced technologies including agentic workflows, AI-supported threat intelligence, expert analysis and automated runbooks to identify and address complex cybersecurity threats.
•Identity Protection: Attackers commonly target users and identities as the point of entry and use that access to escalate privileges and move laterally. Our Identity Protection capability provides continuous visibility into identity misconfigurations and at-risk permissions by scanning common identity providers. Identity Protection augments this visibility with guidance in the form of scripts, commands and tutorials to remediate identity risk and reduce customers’ internal attack surface. In addition to preventive capabilities, Identity Protection also provides high-fidelity detection for identity-based attacks like stolen credentials, multi-factor authentication bypasses and privilege escalation techniques that typically pass through existing defenses in cases of identity compromise.
Agentic IT Operations
Zscaler is also extending Agentic Operations to IT through our ZDX product. Traditional IT operations depend on siloed monitoring tools that provide limited visibility and require manual troubleshooting across networks, devices and applications. These limitations result in long ticket resolution times, frustrated users and higher operating costs. With ZDX's expanded functionality, enterprises can now utilize predictive analytics to identify potential performance degradations before they impact end users, enabling faster remediation and minimizing downtime. ZDX leverages advanced AI-enabled root cause analysis to proactively pinpoint issues in the network path, providing detailed insights into whether disruptions stem from a user’s device, WiFi connection, local internet, service provider or the destination application itself. It also leverages AI-driven automation to deliver end-to-end visibility into user experience, network performance and application health. With agentic remediation capabilities, ZDX can detect endpoint issues, resolve tickets and proactively improve performance without human intervention. For example, ZDX can identify device misconfigurations, degraded application paths or network bottlenecks, and automatically correct them, reducing resolution time, avoiding downtime and creating a better user experience.

By transforming IT operations from reactive to proactive, ZDX enables enterprises to improve user productivity and satisfaction, reduce IT operations cost and deliver consistent digital experiences at global scale.
Our Technology and Architecture
We are driven by technology and innovation. We developed a highly scalable, multi-tenant, globally distributed cloud capable of providing inline inspection of internet and SasS traffic, securing access to private applications, protecting cloud applications, managing digital experience and scanning for exposures and misconfigurations. We designed a purpose-built three-tier architecture starting with our core operating system and adding layers of security and networking innovations over time. Our cloud platform is protected by more than 725 issued and pending patents in the United States and other countries. Our cloud is distributed across more than 160 public exchanges globally and thousands of private exchanges at the edge, and processes over 500 billion requests per day from users across over 185 countries.
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
•Zscaler Enforcement Nodes: Customer traffic is directed to the nearest Zscaler Enforcement Node, where security, management and compliance policies served by the Zscaler Central Authority are enforced. The Zscaler Enforcement Node also incorporates our differentiated authentication and policy distribution mechanism that enables any user to connect to any Zscaler Enforcement Node at any time to ensure full policy enforcement. The Zscaler Enforcement Node utilizes a full proxy architecture and is built to ensure data is not written to disk to maintain the highest level of data security. Data is scanned in random-access memory only and then erased. Logs are continuously created in memory and forwarded to our logging module.
•Zscaler Log Servers: Our technology is built into the Zscaler Enforcement Node to perform lossless compression of logs, enabling our platform to collect over 130 terabytes of unique raw log data every day. We do not collect customer data other than logs, and those logs are encrypted and transmitted to our log server at a destination of choice selected by the customer without ever writing to disk at the enforcement nodes. Logs are transmitted to our logging servers over secure connections and multicast to multiple servers for redundancy. Our dashboards provide our customers visibility into their traffic to enable troubleshooting, policy changes and other administrative actions. Our analytics capabilities allow customers to interactively mine billions of transaction logs to generate reports that provide insight on network utilization and traffic. We do not rely on batch reporting; we continuously update our dashboards and reporting and can stream logs to a third-party SIEM service as they arrive. Regardless of where users are located, customers can choose to have logs stored in the United States or the European Union/Switzerland. Customer data is isolated as part of our multi-tenant architecture.
•Data Fabric for Security: Our Data Fabric for Security capabilities empower organizations to seamlessly integrate, analyze and act on security data across distributed environments. By unifying data from user activity, applications, devices and workloads across on-premises, cloud and hybrid networks, our platform provides real-time visibility into potential threats and vulnerabilities. This interconnected “fabric” enables security teams to break down silos, correlate insights from multiple sources and make proactive, data-driven decisions to mitigate risks. With advanced automation and AI-driven analytics, our Data Fabric for Security transforms raw security data into actionable intelligence, helping organizations respond faster to incidents, comply with regulatory requirements and maintain a robust security posture across their increasingly complex IT ecosystems.
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
•Expansion in existing customers. We leverage a land-and-expand approach with our existing customers to sell subscriptions for additional users, additional solutions and premium solution bundles that contain more functionality.
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
•Expansion into additional market segments. We are targeting the expansion of our immediate addressable market into additional markets, segments and verticals. For example, we are targeting our expansion into new geographies in the Asia Pacific, Latin America and Middle East regions.
We sell to enterprises of all sizes. As of July 31, 2025, we had over 9,400 customers, including approximately 40% of the Forbes Global 2000 and over 45% of Fortune 500 companies. Many of our customers include major global enterprises that send virtually all of their internet traffic through our cloud security platform. Our customers operate in a variety of industries, including automotive, airlines and transportation, conglomerates, consumer goods and retail, energy, financial services, healthcare, insurance, manufacturing, media and communications, public sector and education, technology and telecommunications services. Approximately 49% of our revenue was from customers outside the United States for all periods presented. No end customer contributed more than 10% of our revenue in fiscal 2025, fiscal 2024 and fiscal 2023.

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
Data Center Operations
We have expanded the Zero Trust Exchange over 160 public exchanges and thousands of private exchanges at the edge, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners.
Compliance
Our platform has received numerous industry standard and internationally recognized certifications upon successful completion of further independent third-party assessments, including ISO 27001, ISO 27701, ISO 27018, ISO 27017, SOC2, SOC 3 CSA-STAR and HIPAA.
We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP Moderate and High levels and Impact Level 5 with the DOD for ZPA. In addition, in the U.S. we are authorized at both the FedRAMP Moderate and High levels for ZIA, among others. We also hold CMMC Level 2 certification, ITAR, FIPS, CJIS and VPAT 508 in our U.S. Government portfolio. We also became the first cloud-based SaaS security company to achieve StateRamp for state and local governments. Internationally, we are IRAP Protected and APRA in Australia, Cyber Essentials and G-Cloud in the UK, C5 in Germany, ITSG-33 Prob B in Canada, ISMAP in Japan, MTCS in Singapore and, most recently, Spain Gov CPSTIC catalog listing and ENS-High.
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
Research and development expense was $672.5 million, $499.8 million and $350.8 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Our research and development leadership team is predominantly located in San Jose, California, and we also maintain research and development centers internationally, including in India, Canada, Israel and Spain.
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
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, AI security, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2025, we had more than 725 issued patents and pending patent applications, including more than 325 issued patents in the United States and other countries. Our issued patents expire between 2028 and 2044 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
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

Government Regulation
Our business activities are subject to various federal, state, local and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, privacy, employment, labor and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of July 31, 2025, we had a total of 7,923 employees in locations around the world. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
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
Our Culture
Our culture is about creating an environment where our global workforce can contribute their best work to help our customers and our business succeed. Zscaler's cultural values are:
•Teamwork
•Ownership
•Passion
•Innovation
•Customer Obsession
We build this culture through the feedback we receive from our employees through company-wide surveys as well as informal feedback channels throughout the year. We ultimately view and measure the success of our culture by our ability to sustain great business results.
Employee Development
We invest in our employees through a suite of programs from their first day of employment to develop their talent and skills as our business grows. Our leadership approach establishes clear expectations, enables measurement and actionable feedback and ensures that our people managers have access to learning and resources that help them to embody our leadership principles.
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
To supplement our internal resources, we work with external experts to offer focused development for our leaders, as well as targeted offerings on topics that are critical to enhancing the capabilities of our talent. We offer tuition reimbursement for eligible employees to further enhance their career growth through higher education.

Compensation and Benefits
We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for performance based bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for parts of their long-term incentives to vest. Our employee performance management program aligns individual achievement and corporate goal attainment with compensation. Employees are assessed on both what was achieved and how they achieved it to help build a high-performance culture that delivers for our customers and is aligned to our cultural values.
We offer an employee stock purchase plan, which allows employees to contribute a percentage of their wages to purchase our stock at a discount. In addition to cash and equity compensation, we offer our employees a robust portfolio of benefits, such as health, well-being, parental leave and retirement programs, to meet their individual and family needs.
Health, Safety and Well-being
The health and safety of our employees is our top priority. We recognize the need to create a flexible working environment that balances collaboration, innovation and connectivity with personal preferences for employees to do their best work. Our employee wellness programs support employees across four pillars: physical, emotional, social and financial. These programs are designed to meet the needs of our employees through connection and support, with flexibility for local and targeted approaches. We will continue to review and invest in programs to provide for the health, safety and well-being of our employees.

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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur annual net losses for the foreseeable future. We experienced net losses of $41.5 million, $57.7 million and $202.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of July 31, 2025, we had an accumulated deficit of $1,189.6 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Cloud security technologies are still evolving, and it remains difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are moving their applications and data to the cloud and embracing AI applications and agents. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. While cloud-based security solutions have seen increased adoption, traditional on-premises security appliances continue to be entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict long-term market acceptance of our cloud platform, or the adoption of competing products, services or technologies. If we fail to achieve broad market acceptance of our cloud platform or are unable to keep pace with industry changes, our ability to grow our business and our operating results will be materially and adversely affected.
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

In addition, numerous other factors, many of which are out of our control, have impacted and may in the future impact our ability to add new customers, including:
•potential customers’ commitments to legacy IT security vendors and products;
•real or perceived switching costs;
•the current or potential implementation of tariffs or retaliatory measures due to tariffs on the sales of our products in countries where our customers or potential paying customers are located;
•competition from hybrid or cloud security products;
•our failure to expand, retain and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with our channel partners or to attract new channel partners;
•failure by us or our partners to help our customers to successfully deploy our cloud platform;
•negative media or industry or financial analyst commentary regarding us or our solutions, or similar solutions offered by other vendors;
•litigation; and
•general economic conditions.
As a result of challenging or uncertain macroeconomic conditions, we have experienced and may experience in the future increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how challenging or uncertain macroeconomic conditions will impact potential customers' purchasing decisions and whether potential customers may decide to delay purchases, decrease the size of purchases or entirely forego purchasing our services.
If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, including under the new EU Data Act, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of users to which our customers deploy our solutions, new laws and regulations impacting service contract terms, mergers and acquisitions involving our customers, competition and deteriorating or uncertain general economic conditions, which may result in reductions in IT budgets and lower employee headcounts.
Our future success also depends in part on the rate at which our current customers add additional users or services to their subscriptions, which is driven by a number of factors, including customer satisfaction with our services, customer security and networking issues and requirements, general economic conditions and customer reaction to the price per additional user or of additional services. If our efforts to expand our relationships with our existing customers are not successful, our business may materially suffer.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2025, 25% of our revenue for fiscal 2024 and 26% of our revenue for fiscal 2023. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.

Risks Related to Our Products and Services
We face intense and increasing competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for network security solutions is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent introductions of new products and services and improvements of existing products and services. We compete with many established network and security vendors who are aggressively competing against us with their legacy appliance-based solutions and have also introduced cloud-based services that purport to have functionality similar to our cloud platform. We are also experiencing increased competition as other established and emerging companies enter the cloud-based security solutions market and introduce new products, services and technologies to address evolving customer requirements. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
Our competitors and potential competitors include:
•independent IT security vendors, which offer a broad mix of network and endpoint security products;
•large networking and other vendors, which offer security appliances and/or incorporate security capabilities in their networking products and other services;
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, AI security, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our cloud platform.
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
Any interruption or delay in the delivery of our services will negatively impact our customers. Our solutions enable secure connections to cloud-based applications and other destinations via the internet, by directing our customers’ internet traffic through our cloud platform. Our customers depend on the continuous availability of our cloud platform to access the internet, and our services are designed to operate without interruption in accordance with our service level commitments. However, our platform is complex and may contain defects or errors that are not detected until after deployment. If we fail to timely detect defects or errors before deployment, or if our entire platform were to fail, customers and users could lose access to critical services and applications until the disruption is resolved or customers deploy our disaster recovery solution that allows them to bypass our cloud platform to access the internet. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted internet access and have a low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, service disruptions and other performance problems due to a variety of factors.
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
•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the current conflicts between Russia and Ukraine and in the Middle East) or terrorism, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events;
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
•the failure of our disaster recovery and business continuity arrangements; and
•the potential implementation of export controls, tariffs or retaliatory measures on the sales of our products in countries where our customers or potential customers are located.

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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and services, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these changes on a timely basis and continue to introduce enhancements to our cloud platform. For example, advancements in technology, such as AI and ML, are changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of our cloud platform depends on our continued investment in our research and development organization to increase the reliability, availability and scalability of our existing solutions. The success of any enhancement depends on several factors, and any new service that we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If new technologies, including AI-enabled technologies, emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, these technologies could adversely impact our ability to compete effectively. Any delay or failure in the introduction of enhancements could materially harm our business, results of operations and financial condition.
If our global network of data centers, which deliver our services, was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 160 public exchanges globally and thousands of private exchanges at the edge. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our control. Our data centers are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, including by disgruntled or negligent, current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflict between Russia and Ukraine, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual, perceived or purported security breaches of our cloud platform could result in actual, perceived or purported breaches of our customers’ networks and systems.
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
Further, our vendors and service providers have been, and may in the future be, the targets of cyberattacks, and their systems and networks have been, and may in the future be, breached or may contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals. Geo-political factors including international conflicts, such as between Russia and Ukraine and in the Middle East, may increase the risk of such cyberattacks.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions, which are typically one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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

Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources, including the possible use of AI support agents. We may not be able to hire or deploy such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, many of whom continue to work remotely. To the extent that we or our channel partners are unsuccessful in hiring, training, retaining or deploying adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.
We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. We have added several new senior management employees in recent years, including our Chief Financial Officer. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving so many leaders and employees, and any failure to transition effectively or to retain these new leaders could hinder our strategic planning, business execution and future performance.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is often intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications, security software and AI and ML solutions. In addition, the United States and other regions in which we operate have in the past and may again in the future experience acute workforce shortages for highly skilled workers, which in turn, can create hyper-competitive wage environments that may impact our ability to attract and retain employees. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the ongoing cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees.

If we fail to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs, or if we need to materially increase the value of the compensation packages necessary to attract and retain these employees, our business, operating results and financial condition could be materially and adversely affected.
Our business depends, in part, on sales to the public sector and significant changes in the contracting or fiscal policies of public sector organizations could have an adverse effect on our business and operating results.
We derive a significant portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on adding public sector customers and expanding sales to existing government customers. However, demand from government organizations is often unpredictable, and we may not be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial risks, including the following:
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
•government demand and payment for our services may be impacted by public sector budgetary cycles and annual funding authorizations (including the impacts of possible government shutdowns and changes in governmental administrations) and government sales are inherently at risk of securing funding;
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 49%, 50% and 50% of our revenue from our international customers in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of July 31, 2025, approximately 63% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2025, 37% of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals.

Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced natural disasters, civil unrest and terrorism and, in the past, has been and may again be involved in conflicts with neighboring countries, such as the recent conflict with Pakistan. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
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
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware, attacks on their vendors and supply chains, and theft or misuse of intellectual property or business or personal data, including by disgruntled or negligent, current or former employees or contractors. No security solution, including our cloud platform, can address all possible security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We are increasingly utilizing AI and ML capabilities, including, for example, those relating to generative AI and large language models, into our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services to help ensure that AI and ML are implemented responsibly to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. In addition, as the regulatory landscape for AI and ML evolves, we must develop and maintain robust internal policies and standards that clarify functional roles and responsibilities for the responsible and compliant development and deployment of AI technologies. The use of AI technologies presents emerging ethical issues that could become controversial and failure, or perceived failure, to establish or enforce such policies and clear lines of accountability could increase our risk of noncompliance, operational errors or reputational harm. As a result of these and other challenges associated with our use, implementation and training of AI and ML, or misunderstandings or misrepresentations by third parties about the type of data that we use to train AI or ML, we may in the future be subject to legal liability, competitive harm, negative media coverage or regulatory action, including new proposed, and in certain cases enacted, rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property and other laws, and brand or reputational harm.
We incorporate technology from third parties into our cloud platform, and our inability to obtain or maintain rights to the technology could harm our business.
We license software and other technology from third parties that we incorporate into or integrate with, our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties, that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services or that our licensors' technology does not include flaws that could harm the performance of our cloud platform or malicious code that could expose our platform to cyberthreats. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy to grow our business, we may consider opening our cloud platform to third-party developers and applications to further extend its functionality, but we cannot be certain that such efforts to grow our business will be successful.
Some of our technology incorporates "open source" software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our solutions incorporate software licensed by third parties under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. In particular, some of the open source software we incorporate into our products may include LLMs. Using open source LLMs can present uncertainty regarding license terms and restrictions, potential exposure to intellectual property or privacy claims related to training data, increased risk of embedded bias or security vulnerabilities and challenges in compliance with evolving AI-specific regulations. Furthermore, the terms of many open source licenses have not been interpreted by U.S. and other courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. In addition, by the terms of some open source licenses, under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise be limited in the licensing of our services, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solutions and could reduce or eliminate the value of our services. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to release certain of our proprietary source code under open source licenses, pay monetary damages, seek licenses from third parties to continue offering our services on terms that are not economically feasible or be subject to injunctions that could require us to discontinue the sale of our services if re-engineering could not be accomplished on a timely basis. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. Moreover, our processes for controlling our use of open source software in our platform may not be effective. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition by, among other things:
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
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage, transfer and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals’ consent to use information for certain purposes. Numerous U.S. states have enacted, and others are expected to enact, privacy laws, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation, provides for substantial obligations relating to the handling, storage, disclosure, transfer and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Furthermore, cross-border data transfers face increasing restrictions and compliance requirements. Following the invalidation of the EU-US Privacy Shield and ongoing challenges to Standard Contractual Clauses, data localization requirements and transfer restrictions continue to evolve. Various countries have implemented or are considering data residency requirements that could limit our ability to provide global services efficiently or require significant infrastructure investments. In addition, the number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions, which may make it difficult for us to comply with our privacy, data protection and security obligations globally.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security and telecommunications services in the jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new obligations and changes in the interpretation of existing obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual, perceived or purported security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

We are subject to governmental import and export controls and trade and economic sanctions and other trade controls including tariffs that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. For example, the U.S. and other countries have implemented economic and other sanctions, as well as increased export controls in response to the current conflict between Russia and Ukraine. These measures have continued to increase. These export controls and sanctions and any additional restrictions may impact our ability to operate in Russia and other affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and software and operate our cloud platform or could limit our customers’ ability to access or use our services or software in those countries.
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
In addition, changes in our platform; export, sanctions and import laws and regulations or tariffs and other trade regulations could delay the introduction of our products and reduce the sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change or threatened change in export or import regulations, tariffs, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
The vast majority of our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside the United States and denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates. A weakening U.S. dollar could increase the cost of these foreign currency-denominated expenses in dollar terms. We are also exposed to the impact of currency fluctuations on certain assets and liabilities denominated in nonfunctional currencies.
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
We have numerous arrangements with financial institutions that include cash and investment deposits, capped call contracts and non-collateralized interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2025, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,057.0 million and $504.7 million, respectively, available to offset future taxable income. Beginning in 2025, $426.8 million of state net operating losses began to expire at different periods. The remaining $77.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2025, we had foreign net operating loss carryforward of $87.7 million, all of which will be carried forward indefinitely.
As of July 31, 2025, we also had U.S. federal, California, and foreign research and development and other tax credit carryforwards of $192.8 million, $102.6 million, and $2.1 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2037. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending 2033. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations.
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
As of July 31, 2025, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 41.4% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 17.0% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, as well as any issuances of our common stock in connection with the conversion of the 2028 Notes or other securities convertible into shares of our common stock, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders, cause the market price of our common stock to decline and dilute your voting power. For instance, prior to April 15, 2028, our 0.0% Convertible Senior Notes due 2028, or the 2028 Notes, are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. After April 15, 2028, holders may convert all or any portion of the 2028 Notes at their option at any time. If one or more holders elect to convert their 2028 Notes and we elect to settle all or any portion of such conversions in shares of our common stock, any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2028 Notes may engage in short selling to hedge their position in the 2028 Notes. Any anticipated future issuances of shares of our common stock upon conversion of the 2028 Notes could also depress the price of our common stock.
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
Risks Related to the 2028 Notes
Servicing our debt will require a significant amount of cash, which may impact our cash available for working capital, capital expenditures and other corporate purposes.
On July 3, 2025, we issued $1,725 million in aggregate principal amount of our 0.0% Convertible Senior Notes due 2028, which mature on July 15, 2028. Prior to April 15, 2028, the 2028 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. During the quarter ended July 31, 2025, the conditions allowing holders of the 2028 Notes to convert were not met. After April 15, 2028, holders may convert all or any portion of their 2028 Notes at their option at any time. If one or more holders elect to convert their 2028 Notes when eligible, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted.

Additionally, holders of the 2028 Notes have the right to require us to repurchase the 2028 Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) at a repurchase price equal to 100% of the principal amount of such 2028 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such 2028 Notes. If the 2028 Notes have not previously been converted or repurchased, we will be required to repay the 2028 Notes in cash at maturity.

Our ability to make such payments or to refinance our indebtedness, including the 2028 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments. We plan to evaluate, on an ongoing basis, market conditions, our liquidity profile and various financing alternatives (including the issuance of equity, equity-linked or debt securities) for opportunities to enhance our capital structure.

The capped call transactions may affect the value of our common stock.
In connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers and/or their respective affiliates and other financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.
The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Notes (and are likely to do so during the observation period related to a conversion of the 2028 Notes, in connection with any fundamental change repurchase of the 2028 Notes and, to the extent we unwind a corresponding portion of the capped call transactions, following any other repurchase of the 2028 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2028 Notes.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, in India, where we have significant facilities, or where a key channel partner, vendor or data center is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth and SaaS solution providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner.
In addition, natural disasters, acts of war, international conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East, terrorism and other geopolitical unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry and may become more frequent and effective through the use of AI. As a result, our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and these third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with anti-bribery laws, our employees or agents may violate our policies and applicable law, and we could be ultimately held responsible for these violations. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially harm our reputation, business, results of operations and financial condition.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the consolidated financial statements include those related to determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of common stock options and stock-based awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of the 2028 Notes and the discount rate used for operating leases. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
Our internal security committee identifies and prioritizes protective measures across our enterprise and products, continuously driving improvements to our security approach as threats evolve. The committee members are key functional leaders from across the Company who share critical information and use data-driven strategies to manage cyber risks. The committee is led by our chief security officer and includes representatives from our security team, information technology, information security, incident response, engineering, enterprise risk, product management, cloud operations, legal and compliance teams. Our internal security committee has the primary responsibility for assessing, monitoring and managing our cybersecurity risks, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The technical personnel comprising our internal security committee are experienced cybersecurity professionals and information security managers with many years of experience across a variety of technology sub-specialties.
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

Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management and post-incident analysis designed to safeguard the confidentiality, availability and integrity of our platform and assets. A cross-functional incident response team, comprised of representatives from our internal security committee including information technology, information security, engineering, cloud operations, compliance, privacy, legal and members of our executive leadership team, is responsible for the monitoring and disposition of potential incidents, such as data breaches, intrusions and other security events, and implementing our detailed incident response plan. Our approach includes procedures to appropriately inform management, the audit committee of the board of directors and the full board of directors, as applicable, about cybersecurity threats and incidents. In fiscal 2025, we did not identify any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, our business, results of operations or financial condition.
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
Item 2. Properties
Our corporate headquarters are located in San Jose, California, where we currently lease approximately 172,000 square feet of space under a sublease agreement that expires in 2026. Effective April 29, 2025, we entered into a lease agreement, or the lease, for our new headquarters. The property subject to the lease is located in Santa Clara, California, and consists of approximately 301,000 square feet of rentable space. The lease term begins on September 1, 2026, and ends on April 30, 2032, with an option for early access in January 2026 to facilitate tenant improvements. We also maintain offices elsewhere in the United States, as well as multiple locations internationally, including in Asia, Europe and the Middle East. We lease all of our facilities and do not own any real property. If necessary, we expect to add facilities as we grow our employee base and expand geographically.
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
Holders of Record
As of July 31, 2025, we had 47 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 31, 2025.
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
This performance graph compares the cumulative total return to our stockholders to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index for the five years ended July 31, 2025. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	July 31, 2020 (*)	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024	July 31, 2025
Zscaler, Inc.	$100.00	$181.68	$119.41	$123.51	$138.12	$219.92
S&P 500 Index	$100.00	$136.45	$130.12	$147.05	$179.62	$208.96
S&P 500 Information Technology Index	$100.00	$140.03	$132.31	$167.84	$226.91	$280.58
_____
(*) Base period.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2025, July 31, 2024 and July 31, 2023 are referred to as fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Overview
Zscaler was incorporated in 2007, during the early stages of cloud adoption and mobility, based on a vision that the internet would become the new corporate network as the cloud becomes the new data center. We correctly predicted that with rapid cloud adoption and increasing workforce mobility, traditional perimeter security approaches would prove to be inadequate in protecting users and data, prohibitively expensive and result in poor user experience. Enterprises now rely on external SaaS applications for critical business functions and have or are moving their internally managed applications to the public cloud infrastructure. As a result, users now expect to be able to seamlessly access applications and data, wherever they are hosted, from any device, anywhere in the world. The emergence and rapid adoption of AI is revolutionizing the transformational impact of cloud adoption and mobility. AI is fundamentally changing how organizations operate, creating new cybersecurity threats and IT challenges, but also the opportunity to use AI to counter cybersecurity threats and improve IT operations.
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user basis. We recognize subscription and support revenue ratably over the life of the contract, which is generally one to three years. As of July 31, 2025, we had expanded our operations to over 9,400 customers across major industries, with users in over 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their secure digital transformation.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2025, fiscal 2024 and fiscal 2023, our revenue was $2,673.1 million, $2,167.8 million and $1,617.0 million, respectively. We have incurred net losses in all annual periods since our inception. For fiscal 2025, fiscal 2024 and fiscal 2023, our net loss was $41.5 million, $57.7 million and $202.3 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
In a cloud, mobile-first and AI-enabled world where organizations depend on public and third-party infrastructure and technologies to assess critical applications that power their businesses, enterprises that continue to rely on legacy network and security architecture built on firewalls and VPNs face serious challenges. The adoption of cloud applications and infrastructure, explosion of internet traffic volumes and shift to mobile-first computing generally, and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. However, the dependence on the internet, expanding digital transformation and growing AI usage have increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet, transform their networks and expand their AI adoption, organizations must also make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Because our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly large enterprises, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2025, 2024 and 2023, we had over 9,400, 8,650 and 7,700 customers, respectively, across all major geographies. As of July 31, 2025, we had approximately 40% of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging and uncertain economic environment, potential new customers are carefully considering purchasing decisions, particularly for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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
These purchases increase the annual recurring revenue, or ARR, attributable to our customers over time. ARR refers to the next 12 months of revenue from subscription contracts as of the measurement date. To establish ARR for a customer, we assume that any contract expiring during the next 12 months will be renewed under the existing terms.

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions, including upgrades to our cloud platform. In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended July 31, 2025 and 2024, the dollar-based net retention rate was 114% and 116%, respectively.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets and restructuring and other charges. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
GAAP gross profit	$2,054,937	$1,690,642	$1,254,120
Add:
Stock-based compensation expense and related payroll taxes	70,998	52,766	40,297
Amortization expense of acquired intangible assets	14,975	12,879	9,574
Restructuring and other charges	138	—	—
Non-GAAP gross profit	$2,141,048	$1,756,287	$1,303,991
GAAP gross margin	77%	78%	78%
Non-GAAP gross margin	80%	81%	81%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation expense and related payroll taxes, amortization expense of acquired intangible assets, restructuring and other charges and acquisition-related expenses. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue.

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
GAAP loss from operations	$(128,460)	$(121,477)	$(234,623)
Add:
Stock-based compensation expense and related payroll taxes	685,534	549,100	457,815
Amortization expense of acquired intangible assets	16,820	14,624	11,060
Restructuring and other charges	4,921	—	6,564
Acquisition-related expenses	1,316	—	—
Non-GAAP income from operations	$580,131	$442,247	$240,816
GAAP operating margin	(5)%	(6)%	(15)%
Non-GAAP operating margin	22%	20%	15%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of July 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$972,453	$779,846	$462,343
Less:
Purchases of property, equipment and other assets	(164,252)	(144,588)	(97,197)
Capitalized internal-use software	(81,508)	(50,308)	(31,527)
Free cash flow	$726,693	$584,950	$333,619
As a percentage of revenue:
Net cash provided by operating activities	36%	36%	29%
Less:
Purchases of property, equipment and other assets	(6)	(7)	(6)
Capitalized internal-use software	(3)	(2)	(2)
Free cash flow margin	27%	27%	21%
Calculated Billings
Calculated billings is a non-GAAP financial measure that we reported as a key metric to measure our periodic performance through July 31, 2025. However, starting in the first quarter of fiscal 2026, we will transition to ARR as one of our key business metrics. Calculated billings can fluctuate significantly from period to period due to multiple factors such as deal structure, contract terms, payment schedules, timing of large enterprise deals or renewals, seasonality in customer purchasing patterns and external factors. These fluctuations make calculated billings less predictable and harder to compare consistently. As a result, calculated billings will no longer be reported beginning in fiscal 2026.
Calculated billings represents our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced for subscriptions to access our cloud platform, together with related support services for our new and existing customers. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Calculated billings increased $623.1 million, or 24%, in fiscal 2025 over fiscal 2024, and $587.6 million, or 29%, in fiscal 2024 over fiscal 2023. As calculated billings continues to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by seasonality in terms of when we enter into agreements with customers and the mix of billings, in particular the mix of multi-year in advance billings. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers' business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods.

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Revenue	$2,673,115	$2,167,771	$1,616,952
Add: Total deferred revenue, end of period	2,468,026	1,894,974	1,439,676
Less: Total deferred revenue, beginning of period	(1,894,974)	(1,439,676)	(1,021,123)
Calculated billings	$3,246,167	$2,623,069	$2,035,505
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98%, 97% and 97% of our revenue for each of fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the 2025 and 2028 Notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments and Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Expense, Net
Other expense, net consists primarily of foreign currency transaction gains and losses and changes in fair value of our non-designated derivative instruments.
Provision for Income Taxes
Our provision for income taxes consists primarily of income and withholding taxes in the foreign jurisdictions, and U.S. income taxes from a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance, which includes net operating loss and research and development tax credits carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Revenue	$2,673,115	$2,167,771	$1,616,952
Cost of revenue (1)(2)(3)	618,178	477,129	362,832
Gross profit	2,054,937	1,690,642	1,254,120
Operating expenses:
Sales and marketing (1)(2)(3)	1,259,158	1,100,239	959,102
Research and development (1)(2)(3)	672,485	499,828	350,786
General and administrative (1)(3)(4)	251,754	212,052	178,855
Total operating expenses	2,183,397	1,812,119	1,488,743
Loss from operations	(128,460)	(121,477)	(234,623)
Interest income	125,364	109,130	60,462
Interest expense (5)	(9,522)	(13,132)	(6,541)
Other expense, net	(5,673)	(3,750)	(1,862)
Loss before income taxes	(18,291)	(29,229)	(182,564)
Provision for income taxes	23,187	28,477	19,771
Net loss	$(41,478)	$(57,706)	$(202,335)
(1) Includes stock-based compensation expense and related payroll taxes:

Cost of revenue	$70,998	$52,766	$40,297
Sales and marketing	259,562	230,597	223,096
Research and development	257,663	186,107	121,359
General and administrative	97,311	79,630	73,063
Total	$685,534	$549,100	$457,815

(2) Includes amortization expense of acquired intangible assets:

Cost of revenue	$14,975	$12,879	$9,574
Sales and marketing	1,700	1,232	773
Research and development	145	513	713
Total	$16,820	$14,624	$11,060

(3) Includes restructuring and other charges, excluding stock-based compensation expense:

Cost of revenue	$138	$—	$—
Sales and marketing	—	—	4,422
Research and development	4,783	—	843
General and administrative	—	—	1,299
Total	$4,921	$—	$6,564

(4) Includes acquisition-related expenses	$1,316	$—	$—

(5) Includes amortization of debt issuance costs	$4,293	$3,914	$3,894

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	23	22	22
Gross margin	77	78	78
Operating expenses
Sales and marketing	47	51	60
Research and development	25	23	22
General and administrative	10	10	11
Total operating expenses	82	84	93
Operating margin	(5)	(6)	(15)
Interest income	5	6	4
Interest expense	(1)	(1)	—
Other expense, net	—	—	—
Loss before income taxes	(1)	(1)	(11)
Provision for income taxes	1	2	1
Net loss	(2)%	(3)%	(12)%

Comparison of Fiscal 2025 and Fiscal 2024
Revenue

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$2,673,115	$2,167,771	$505,344	23%
Revenue increased by $505.3 million, or 23%, in fiscal 2025, compared to fiscal 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $434.0 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 9% from fiscal 2024 to fiscal 2025.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$618,178	$477,129	$141,049	30%
Gross margin	77%	78%
Cost of revenue increased by $141.0 million, or 30%, in fiscal 2025, compared to fiscal 2024. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $76.1 million for data center and equipment-related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $49.4 million, inclusive of an increase of $17.3 million in stock-based compensation expense, driven primarily by an increase in headcount in our customer support and cloud operations organizations. The remainder of the increase was primarily attributable to $7.0 million in additional hardware costs related to a one-time large private cloud deployment and $5.4 million for facility and IT services.
Gross margin decreased from 78% to 77% for fiscal 2025 as compared to fiscal 2024. The decrease in gross margin is primarily due to an increase in data center operating costs as we expanded our capacity and footprint to support our expanding customer base and an increase in employee-related expenses, including stock-based compensation expense, as a result of an increase in headcount. The remainder of the decrease was primarily attributable to additional hardware costs related to a one-time large private cloud deployment incurred in fiscal 2025.

Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$1,259,158	$1,100,239	$158,919	14%
Sales and marketing expenses increased by $158.9 million, or 14%, for fiscal 2025, compared to fiscal 2024. The change was primarily driven by an increase of $116.4 million in employee-related expenses, inclusive of an increase of $33.7 million in sales commissions expense, and an increase of $29.5 million in stock-based compensation expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $18.6 million in marketing and advertising expenses, $10.6 million in travel expenses, $5.1 million for facility and IT services and $4.9 million for professional services.
Research and Development Expenses

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$672,485	$499,828	$172,657	35%
Research and development expenses increased by $172.7 million, or 35%, for fiscal 2025, compared to fiscal 2024, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The increase was primarily driven by an increase of $167.8 million in employee-related expenses, inclusive of an increase of $69.4 million in stock-based compensation expense, primarily due to an increase in headcount. During fiscal 2025, we recognized $4.8 million of restructuring charges related to employee severance and benefit charges in research and development expenses. The remainder of the increase in research and development expenses was primarily attributable to increased expenses of $24.9 million in facility, software and equipment-related expenses to support our growth and $2.4 million in travel expenses. The increase was partially offset by higher capitalized internal-use software development costs of $31.3 million to support the enhancement and growth of our cloud platform.
General and Administrative Expenses

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$251,754	$212,052	$39,702	19%
General and administrative expenses increased by $39.7 million, or 19%, for fiscal 2025, compared to fiscal 2024. The overall increase was primarily due to an increase of $34.2 million in employee-related expenses, inclusive of an increase of $17.5 million in stock-based compensation expense, primarily due to an increase in headcount and accelerated vesting of awards related to executive transitions. The remainder of the increase was primarily attributable to $4.8 million for facility-related expenses.

Interest Income

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$125,364	$109,130	$16,234	15%
Interest income increased by $16.2 million for fiscal 2025, compared to fiscal 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.
Interest Expense

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(9,522)	$(13,132)	$3,610	(27)%
Interest expense decreased by $3.6 million for fiscal 2025, compared to fiscal 2024. The change was driven primarily by fair value hedge adjustments related to our Convertible Senior Notes due 2025 (the “2025 Notes”).
Other Expense, Net

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Other expense, net	$(5,673)	$(3,750)	$(1,923)	51%
Other expense, net increased by $1.9 million for fiscal 2025, compared to fiscal 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision for Income Taxes

	Year Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$23,187	$28,477	$(5,290)	(19)%
Our provision for income taxes decreased by $5.3 million, or 19%, for fiscal 2025, compared to fiscal 2024. The change was primarily driven by the release of the valuation allowance against our United Kingdom ("U.K.") deferred tax assets. For further information, refer to Note 15, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on form 10-K.
Our effective tax rate of (136.5)% and (97.4)% in fiscal 2025 and fiscal 2024, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal and state deferred tax assets, the release of the valuation allowance against our U.K. deferred tax assets, and our foreign income being taxed at different rates than the U.S. statutory rate.
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
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation are generally effective beginning in fiscal 2026, and as such the tax impacts are not included in our operating results for fiscal 2025. We will continue to evaluate the impact of OBBBA, but currently we do not expect it to have a material impact on our consolidated financial statements in fiscal 2026 due to our valuation allowance.

Comparison of Fiscal 2024 and Fiscal 2023
For a discussion of our results of operations for the year ended July 31, 2024 as compared to the year ended July 31, 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on September 12, 2024.

Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,572.4 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
In July 2025, we completed the private offering of the Convertible Senior Notes due 2028 (the “2028 Notes”) with an aggregate principal amount of $1,725.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,700.0 million. The 2028 Notes mature on July 15, 2028. In connection with the 2028 Notes, we entered into the capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we could be required to make in excess of the principal amount of the converted notes. We used an aggregate amount of $196.8 million of the net proceeds of the 2028 Notes to purchase the capped call transactions. For further information refer to Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In June 2020, we completed the private offering of the Convertible Senior Notes due 2025 (the “2025 Notes”) with an aggregate principal amount of $1,150.0 million. The 2025 Notes matured on July 1, 2025. We fully repaid the 2025 Notes by paying the principal amount of $1,150.0 million in cash and settled the premium amount by issuing 3.8 million new shares of our common stock. We also received 2.4 million shares of our common stock from the capped call transactions related to the 2025 Notes. For further information refer to Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,189.6 million as of July 31, 2025. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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

We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2025, we had deferred revenue of $2,468.0 million, of which $2,054.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance. We strategically enter into agreements for multi-year in advance billings with our customers to achieve our and/or our customers’ business objectives. Multi-year in advance billings increase our calculated billings in the period where such billings are invoiced and reduce the amount that could be invoiced and thus count toward calculated billings in future periods. We cannot predict the mix of invoicing schedules in any given period.
As of July 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$972,453	$779,846	$462,343
Net cash used in investing activities	$(427,022)	$(683,180)	$(259,337)
Net cash provided by financing activities	$420,512	$64,208	$45,990
Operating Activities
Net cash provided by operating activities during fiscal 2025 was $972.5 million, which resulted from a net loss of $41.5 million, adjusted for non-cash charges of $987.2 million and net cash inflows of $26.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $661.4 million for stock-based compensation expense, $166.3 million for amortization of deferred contract acquisition costs, $104.4 million for depreciation and amortization expense, $63.0 million for non-cash operating lease costs, $16.8 million for amortization expense of acquired intangible assets and $4.3 million for amortization of debt issuance costs, partially offset by $14.4 million for deferred income taxes and accretion of investments purchased at a discount of $15.9 million.
Net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $573.1 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $21.0 million in accrued compensation and an increase of $17.5 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from an increase of $230.5 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $256.0 million in accounts receivable primarily due to timing of billings and collections, a decrease of $62.0 million in operating lease liabilities primarily due to lease payments, an increase of $41.6 million in prepaid expenses, other current and noncurrent assets and an increase of $5.2 million in accrued expenses, other current and noncurrent liabilities.
Net cash provided by operating activities during fiscal 2024 was $779.8 million, which resulted from a net loss of $57.7 million, adjusted for non-cash charges of $771.5 million and net cash inflows of $66.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $527.7 million for stock-based compensation expense, $130.1 million for amortization of deferred contract acquisition costs, $66.3 million for depreciation and amortization expense, $49.4 million for non-cash operating lease costs, $14.6 million for amortization expense of acquired intangible assets and $3.9 million for amortization of debt issuance costs, partially offset by amortization (accretion) of investments purchased at a premium (discount) of $19.1 million and $5.6 million for deferred income taxes.
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
Investing Activities
Net cash used in investing activities during fiscal 2025 of $427.0 million was primarily attributable to the purchases of short-term investments of $1,280.6 million, capital expenditures of $245.8 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $1,101.0 million.
Net cash used in investing activities during fiscal 2024 of $683.2 million was primarily attributable to the purchases of short-term investments of $1,291.0 million, business acquisitions, net of cash acquired, of $374.7 million, capital expenditures of $194.9 million to support the growth and expansion of our cloud platform, and $2.0 million for purchases of strategic investments. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $1,179.4 million.
Financing Activities
Net cash provided by financing activities of $420.5 million during fiscal 2025 was primarily attributable to $1,725.0 million from proceeds from issuance of the 2028 convertible senior notes, $63.6 million in proceeds from the issuance of common stock under the ESPP and $3.6 million in proceeds from the exercise of stock options. These activities were partially offset by $1,150.0 million for settlement of the 2025 Notes, $196.7 million for purchases of capped calls related to the 2028 Notes and $24.2 million for issuance costs related to the 2028 Notes.
Net cash provided by financing activities of $64.2 million during fiscal 2024 was primarily attributable to $52.0 million in proceeds from the issuance of common stock under the ESPP and $12.2 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our 2028 Notes, real estate arrangements, co-location and bandwidth arrangements and non-cancelable purchase obligations. For additional information, refer to Note 10, Convertible Senior Notes, Note 11, Operating Leases, and Note 12, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Interest Rate Risk
As of July 31, 2025, we had cash, cash equivalents and short-term investments totaling $3,572.4 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2025, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $13.9 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In July 2025, we issued our 2028 Notes with an aggregate principal amount of $1,725.0 million. In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped calls transactions are expected generally to offset the potential dilution to our common stock as a result of any conversion of the 2028 Notes.
The 2028 Notes have a 0.0% interest rate, we do not have economic interest rate exposure on the 2028 Notes. However, the fair value of the 2028 Notes is exposed to interest rate risk. Generally, the fair value of the 2028 Notes will increase as interest rates fall and decrease as interest rates rise. As of July 31, 2025, we carried the 2028 Notes at face value less unamortized debt issuance costs on our consolidated balance sheet. For further information refer to Note 10, Convertible Senior Notes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Israeli Shekel, Canadian Dollar, Australian Dollar and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the consolidated financial statements for all periods presented.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Subscription and Support Revenue
As described in Notes 1 and 2 to the consolidated financial statements, revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all revenue from contracts with customers and management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended July 31, 2025, the Company’s revenue was $2,673 million of which approximately 98% relates to subscription and support revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription and support revenue. These procedures also included, among others (i) testing revenue recognized for a sample of subscription and support revenue transactions by obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, and payment receipts and (ii) confirming a sample of outstanding customer invoice balances as of July 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 11, 2025

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,389,023	$1,423,080
Short-term investments	1,183,386	986,574
Accounts receivable, net	992,181	736,529
Deferred contract acquisition costs	180,819	148,873
Prepaid expenses and other current assets	148,881	101,561
Total current assets	4,894,290	3,396,617
Property and equipment, net	543,377	383,121
Operating lease right-of-use assets	89,772	89,758
Deferred contract acquisition costs, noncurrent	328,722	296,525
Acquired intangible assets, net	47,323	63,835
Goodwill	417,730	417,029
Other noncurrent assets	98,674	58,083
Total assets	$6,419,888	$4,704,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,906	$23,309
Accrued expenses and other current liabilities	93,984	91,708
Accrued compensation	181,807	160,810
Deferred revenue	2,054,417	1,643,919
Convertible senior notes	—	1,142,275
Operating lease liabilities	52,497	50,866
Total current liabilities	2,429,611	3,112,887
Convertible senior notes, noncurrent	1,700,727	—
Deferred revenue, noncurrent	413,609	251,055
Operating lease liabilities, noncurrent	43,352	44,824
Other noncurrent liabilities	33,316	22,100
Total liabilities	4,620,615	3,430,866
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2025 and 2024, respectively; no shares issued and outstanding as of July 31, 2025 and 2024	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2025 and 2024, respectively; 158,301 and 152,490 shares issued and outstanding as of July 31, 2025 and 2024, respectively	159	152
Additional paid-in capital	2,980,591	2,426,819
Accumulated other comprehensive income (loss)	8,081	(4,789)
Accumulated deficit	(1,189,558)	(1,148,080)
Total stockholders’ equity	1,799,273	1,274,102
Total liabilities and stockholders’ equity	$6,419,888	$4,704,968

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2025	2024	2023
Revenue	$2,673,115	$2,167,771	$1,616,952
Cost of revenue	618,178	477,129	362,832
Gross profit	2,054,937	1,690,642	1,254,120
Operating expenses:
Sales and marketing	1,259,158	1,100,239	959,102
Research and development	672,485	499,828	350,786
General and administrative	251,754	212,052	178,855
Total operating expenses	2,183,397	1,812,119	1,488,743
Loss from operations	(128,460)	(121,477)	(234,623)
Interest income	125,364	109,130	60,462
Interest expense	(9,522)	(13,132)	(6,541)
Other expense, net	(5,673)	(3,750)	(1,862)
Loss before income taxes	(18,291)	(29,229)	(182,564)
Provision for income taxes	23,187	28,477	19,771
Net loss	$(41,478)	$(57,706)	$(202,335)
Net loss per share, basic and diluted	$(0.27)	$(0.39)	$(1.40)
Weighted-average shares used in computing net loss per share, basic and diluted	154,404	149,586	144,942

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2025	2024	2023
Net loss	$(41,478)	$(57,706)	$(202,335)
Available-for-sale securities:
Change in net unrealized gains on available-for-sale securities	1,308	9,948	1,592
Cash flow hedging instruments:
Change in net unrealized gains (losses)	9,004	(10,761)	11,103
Net realized (gains) losses reclassified into net loss	2,558	(2,400)	11,579
Net change on cash flow hedges	11,562	(13,161)	22,682
Other comprehensive income (loss)	12,870	(3,213)	24,274
Comprehensive loss	$(28,608)	$(60,919)	$(178,061)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	143,038	$143	$1,590,885	$(25,850)	$(991,878)	$573,300
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(273,738)	—	103,839	(169,899)
Issuance of common stock upon exercise of stock options	451	—	3,944	—	—	3,944
Issuance of common stock under the employee stock purchase plan	425	—	42,263	—	—	42,263
Vesting of restricted stock units, performance stock awards and other stock issuances	3,255	4	(4)	—	—	—
Stock-based compensation	—	—	453,565	—	—	453,565
Other comprehensive income	—	—	—	24,274	—	24,274
Net loss	—	—	—	—	(202,335)	(202,335)
Balance as of July 31, 2023	147,169	147	1,816,915	(1,576)	(1,090,374)	725,112
Issuance of common stock upon exercise of stock options	864	—	12,249	—	—	12,249
Issuance of common stock under the employee stock purchase plan	489	—	51,998	—	—	51,998
Vesting of restricted stock units and performance stock awards	3,624	5	(5)	—	—	—
Issuance of restricted shares of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Issuance of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	541,857	—	—	541,857
Other comprehensive loss	—	—	—	(3,213)	—	(3,213)
Net loss	—	—	—	—	(57,706)	(57,706)
Balance as of July 31, 2024	152,490	152	2,426,819	(4,789)	(1,148,080)	1,274,102
Issuance of common stock upon exercise of stock options	352	—	3,581	—	—	3,581
Issuance of common stock under the employee equity stock purchase plan	434	—	63,563	—	—	63,563
Vesting of restricted stock units and performance stock awards	3,631	5	(5)	—	—	—
Cash settlement for fractional shares upon settlement of the 2025 Notes	—	—	(86)	—	—	(86)
Shares issued to settle the premium amount upon repayment of the 2025 Notes	3,817	4	(4)	—	—	—
Shares received and retired from the 2025 Capped Calls upon repayment of the 2025 Notes	(2,423)	(2)	2	—	—	—
Purchase of the 2028 Capped Calls related to the 2028 Notes	—	—	(196,847)	—	—	(196,847)
Stock-based compensation	—	—	683,568	—	—	683,568
Other comprehensive income	—	—	—	12,870	—	12,870
Net loss	—	—	—	—	(41,478)	(41,478)
Balance as of July 31, 2025	158,301	$159	$2,980,591	$8,081	$(1,189,558)	$1,799,273

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net loss	$(41,478)	$(57,706)	$(202,335)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	104,361	66,308	55,756
Amortization expense of acquired intangible assets	16,820	14,624	11,060
Amortization of deferred contract acquisition costs	166,310	130,139	98,718
Amortization of debt issuance costs	4,293	3,914	3,894
Non-cash operating lease costs	62,998	49,445	32,212
Stock-based compensation expense	661,350	527,676	444,834
Accretion of investments purchased at a discount	(15,923)	(19,062)	(6,582)
Unrealized (gains) losses on hedging transactions	369	753	(3,319)
Deferred income taxes	(14,351)	(5,633)	352
Other	987	3,320	(820)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(256,010)	(152,960)	(183,858)
Deferred contract acquisition costs	(230,453)	(200,303)	(176,950)
Prepaid expenses, other current and noncurrent assets	(41,572)	(39,971)	(39,922)
Accounts payable	17,532	4,164	(8,416)
Accrued expenses, other current and noncurrent liabilities	5,180	43,556	26,814
Accrued compensation	20,997	10,507	24,538
Deferred revenue	573,052	450,314	418,564
Operating lease liabilities	(62,009)	(49,239)	(32,197)
Net cash provided by operating activities	972,453	779,846	462,343
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(164,252)	(144,588)	(97,197)
Capitalized internal-use software	(81,508)	(50,308)	(31,527)
Payments for business acquisitions, net of cash acquired	(834)	(374,702)	(15,643)
Purchase of strategic investments	(824)	(2,000)	(3,206)
Purchases of short-term investments	(1,280,629)	(1,291,015)	(1,064,143)
Proceeds from maturities of short-term investments	1,101,025	1,132,268	901,849
Proceeds from sale of short-term investments	—	47,165	50,530
Net cash used in investing activities	(427,022)	(683,180)	(259,337)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,581	12,249	3,944
Proceeds from issuance of common stock under the employee stock purchase plan	63,563	51,998	42,263
Payment of deferred consideration related to business acquisitions	(792)	—	(215)
Proceeds from issuance of the 2028 Notes	1,725,000	—	—
Payments for issuance costs related to the 2028 Notes	(24,150)	—	—
Purchases of capped calls related to the 2028 convertible senior notes	(196,650)	—	—
Payments for the settlement of the 2025 Notes	(1,150,040)	—	—
Other	—	(39)	(2)
Net cash provided by financing activities	420,512	64,208	45,990
Net increase in cash and cash equivalents	965,943	160,874	248,996
Cash and cash equivalents at beginning of period	1,423,080	1,262,206	1,013,210
Cash and cash equivalents at end of period	$2,389,023	$1,423,080	$1,262,206

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended July 31,
	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$23,335	$23,123	$14,940
Cash paid for interest expense	$1,436	$1,436	$1,438
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$57,632	$64,700	$29,129
Equity consideration for business acquisitions	$—	$3,805	$—
Net change in purchased equipment included in accounts payable and accrued expenses	$10,977	$1,111	$1,588
Shares issued to settle the premium amount upon repayment of the 2025 Notes	$4	$—	$—
Shares received and retired from the 2025 Capped Calls upon repayment of the 2025 Notes	$2	$—	$—
Debt issuance and capped call costs included in accounts payable and accrued liabilities	$999	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that implements Zero Trust principles to securely connect users, devices, applications and workloads (including AI agents) without relying on traditional network-based security. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. Our ever-evolving platform provides our customers with a flexible and scalable approach to better secure their operations, optimize user experience, eliminate complexity, reduce costs and respond to the challenges and opportunities of AI and future new technologies. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, South America, Europe and Asia. Our headquarters are in San Jose, California.
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
Prior Period Reclassification
Certain prior period amounts have been recast to align with the current period presentation, with no impact to the consolidated net loss or consolidated comprehensive loss previously reported.
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

We classify our investments as available-for-sale investments and present them within current assets since these investments represent funds available for current operations and we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs or to grow our business, including for potential business acquisitions or other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses unrelated to credit loss factors reported in accumulated other comprehensive income (loss) ("AOCI(L)").
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
Interest income, accretion of investments purchased at a discount and realized gains and losses are included in interest income in the consolidated statements of operations.
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
Capitalized Internal-Use Software
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of development costs, inclusive of stock-based compensation, of software for internal-use in fiscal 2025, fiscal 2024 and fiscal 2023 was $124.5 million, $76.9 million and $48.6 million, respectively. Amortization expense of capitalized software for internal-use in fiscal 2025, fiscal 2024 and fiscal 2023 was $61.6 million, $36.3 million and $24.2 million, respectively.
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
Gains or losses related to our cash flow hedges are recorded as a component of AOCI(L) in the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI(L) into earnings within the financial statement line item associated with the underlying hedged transaction. We measure hedge effectiveness using regression analysis at hedge inception and periodically thereafter. We include time value in our effectiveness assessment.
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
Convertible Senior Notes
We account for each series of its convertible senior notes as a liability in its entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of convertible senior notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized using the effective interest rate method over the terms of the convertible senior notes and are included within interest expense on the consolidated statements of operations.
We use the if-converted method to calculate the potentially diluted effect of the convertible senior notes. Accordingly, to account for the potentially diluted shares related to the convertible senior notes under a net income position, we are required to add back the related interest expense to the net income. Since we have reported net losses for all periods presented, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to the diluted net loss per share for all periods presented.
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
Advertising Expenses
Advertising expenses are charged to sales and marketing expenses in the consolidated statements of operations as incurred. We recognized advertising expense of $29.9 million, $25.0 million and $24.0 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard during the fiscal year ended July 31, 2025, refer to Note 17, Segment and Geographic Information for the additional required disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. This amended guidance requires to estimate credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. This standard is effective for us in the annual periods beginning in fiscal 2027 and interim periods beginning in the first quarter of fiscal 2028. We are currently evaluating the potential impact of this standard on financial statement disclosures.

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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98%, 97% and 97% of our revenue for each of fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended July 31,
	2025		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$1,359,325	51%	$1,092,304	50%	$808,527	50%
Europe, Middle East and Africa	792,823	30	672,421	31	515,136	32
Asia Pacific	423,811	16	327,816	15	241,250	15
Other	97,156	3	75,230	4	52,039	3
Total	$2,673,115	100%	$2,167,771	100%	$1,616,952	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended July 31,
	2025		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$2,360,224	88%	$1,967,908	91%	$1,488,379	92%
Direct customers	312,891	12	199,863	9	128,573	8
Total	$2,673,115	100%	$2,167,771	100%	$1,616,952	100%

Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	July 31, 2025	July 31, 2024
Channel partner A	12%	*
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of July 31, 2025 and July 31, 2024 was $2,468.0 million and $1,895.0 million, respectively. In fiscal 2025, fiscal 2024 and fiscal 2023 we recognized revenue of $1,643.1 million, $1,277.8 million and $919.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
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
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,780.1 million. We expect to recognize 46% of the transaction price over the next 12 months and 90% of the transaction price over the next three years, with the remainder recognized thereafter.
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

The activity of the deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$445,398	$375,234	$297,002
Capitalization of contract acquisition costs	230,453	200,303	176,950
Amortization of deferred contract acquisition costs	(166,310)	(130,139)	(98,718)
Ending balance	$509,541	$445,398	$375,234
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	July 31,
	2025	2024

	(in thousands)
Deferred contract acquisition costs, current	$180,819	$148,873
Deferred contract acquisition costs, noncurrent	328,722	296,525
Total deferred contract acquisition costs	$509,541	$445,398

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$1,403,678	$—	$—	$1,403,678
Corporate debt securities	8,468	—	—	8,468
Certificates of deposit	131,463	—	—	131,463
Total cash equivalents	$1,543,609	$—	$—	$1,543,609

Short-term investments:
U.S. treasury securities	$231,193	$56	$(250)	$230,999
U.S. government agency securities	75,006	26	(40)	74,992
Corporate debt securities	876,330	1,812	(747)	877,395
Total short-term investments	$1,182,529	$1,894	$(1,037)	$1,183,386

Total cash equivalents and short-term investments	$2,726,138	$1,894	$(1,037)	$2,726,995
Cash equivalents and short-term investments consisted of the following as of July 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$956,932	$—	$—	$956,932
U.S. treasury securities	178,188	—	(15)	178,173
U.S. government agency securities	57,555	—	(6)	57,549
Certificates of deposit	80,940	—	—	80,940
Total cash equivalents	$1,273,615	$—	$(21)	$1,273,594

Short-term investments:
U.S. treasury securities	$257,841	$8	$(828)	$257,021
U.S. government agency securities	160,574	43	(542)	160,075
Corporate debt securities	568,589	1,514	(625)	569,478
Total short-term investments	$987,004	$1,565	$(1,995)	$986,574

Total cash equivalents and short-term investments	$2,260,619	$1,565	$(2,016)	$2,260,168

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$457,832	$458,067
Due between one to three years	724,697	725,319
Total	$1,182,529	$1,183,386
Short-term investments that were in continuous unrealized loss position as of July 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$156,395	$(250)	$—	$—	$156,395	$(250)
U.S. government agency securities	36,098	(40)	—	—	36,098	(40)
Corporate debt securities	360,840	(747)	—	—	360,840	(747)
Total	$553,333	$(1,037)	$—	$—	$553,333	$(1,037)
Short-term investments that were in continuous unrealized loss position as of July 31, 2024 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$152,574	$(115)	$87,808	$(713)	$240,382	$(828)
U.S. government agency securities	65,563	(28)	65,334	(514)	130,897	(542)
Corporate debt securities	81,020	(102)	94,666	(523)	175,686	(625)
Total	$299,157	$(245)	$247,808	$(1,750)	$546,965	$(1,995)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2025 and 2024.
As of July 31, 2025 and 2024, we recorded $17.9 million and $10.7 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the consolidated balance sheets.
Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies which do not have a readily determinable fair value. These investments are primarily accounted for under the cost method as we have less than 20% ownership and do not have the ability to exercise significant influence over their operations. As of July 31,

2025 and 2024, the carrying amount of our strategic investments was $10.6 million and $9.8 million, respectively, and is included within other noncurrent assets in the consolidated balance sheets. There were no material events or circumstances impacting their carrying amounts during the periods presented.
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

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of July 31, 2025:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in thousands)
Cash equivalents:
Money market funds	$1,403,678	$1,403,678	$—	$—
Corporate debt securities	8,468	—	8,468	—
Certificates of deposit	131,463	—	131,463	—
Total cash equivalents	$1,543,609	$1,403,678	$139,931	$—

Short-term investments:
U.S. treasury securities	$230,999	$—	$230,999	$—
U.S. government agency securities	74,992	—	74,992	—
Corporate debt securities	877,395	—	877,395	—
Total short-term investments	$1,183,386	$—	$1,183,386	$—

Total cash equivalents and short-term investments	$2,726,995	$1,403,678	$1,323,317	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$10,713	$—	$10,713	$—
Foreign currency contracts assets-noncurrent (2)	$3,705	$—	$3,705	$—
Foreign currency contracts liabilities-current (3)	$4,006	$—	$4,006	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,319	$—	$1,319	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$5,115	$—	$5,115	$—
Foreign currency contracts liabilities-current (3)	$3,956	$—	$3,956	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2025 and 2024.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

		July 31,
	Estimated Useful Life	2025	2024

		(in thousands)
Hosting equipment (1)	4 - 5 years	$571,312	$418,775
Capitalized internal-use software	3 - 5 years	322,265	197,769
Computers and equipment	3 - 5 years	9,138	6,741
Purchased software	3 years	1,102	1,102
Furniture and fixtures	5 years	1,195	1,071
Leasehold improvements	Shorter of useful life or lease term	10,141	7,974
Total property and equipment, gross		915,153	633,432
Less: Accumulated depreciation and amortization		(371,776)	(250,311)
Total property and equipment, net		$543,377	$383,121
(1) Includes purchased equipment that had not been placed in service, totaling $163.5 million and $115.1 million as of July 31, 2025 and 2024, respectively.
Purchased intangible assets consist of internet protocol addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2025, their historical cost and accumulated amortization were $20.3 million and $4.6 million, respectively. As of July 31, 2024, their historical cost and accumulated amortization were $12.4 million and $2.8 million, respectively. Purchased intangible assets are included within other noncurrent assets in the consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $104.4 million, $66.3 million and $55.8 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $21.6 million, $13.0 million and $8.4 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	July 31,
	2025	2024
	(in thousands)
Accrued commissions	$59,429	$51,371
Accrued bonuses	51,598	53,452
Accrued payroll and related expenses	61,370	47,184
Employee stock purchase plan	9,410	8,803
Total accrued compensation	$181,807	$160,810

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

Other Acquisitions
In December 2024 and August 2023, we completed acquisitions for total purchase price consideration of $1.1 million and $5.3 million, respectively. These transactions were accounted for as business combinations, resulting in the recognition of goodwill of $0.7 million and $3.2 million, respectively. The goodwill from these transactions is not deductible for income tax purposes.
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
Note 7. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying amount of goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2024	$417,029
Goodwill acquired	701
Balance as of July 31, 2025	$417,730
Acquired Intangible Assets
Acquired intangible assets consist of developed technology and customer relationships acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During fiscal 2025, in connection with the acquisition of Fidenty B.V., we acquired developed technology with a fair value of $0.3 million with an estimated useful life of five years. For further information refer to Note 6, Business Combinations.
Changes in acquired intangible assets for July 31, 2025 and 2024, consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2024	Additions	July 31, 2025	July 31, 2024	Amortization Expense	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2025

	(in thousands)								(years)
Developed technology	$99,656	$308	$99,964	$(42,651)	$(15,121)	$(57,772)	$57,005	$42,192	3.3
Customer relationships	9,960	—	9,960	(3,130)	(1,699)	(4,829)	6,830	5,131	3.5
Total	$109,616	$308	$109,924	$(45,781)	$(16,820)	$(62,601)	$63,835	$47,323	3.4
As of July 31, 2024, the weighted-average remaining useful life for developed technology and customer relationships was 4.2 years and 4.4 years, respectively.

Amortization expense of acquired intangible assets was $16.8 million, $14.6 million and $11.1 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Amortization expense of developed technology and customer relationships is included primarily within cost of revenue and sales and marketing expenses, respectively, in the consolidated statements of operations.
Future amortization expense of acquired intangible assets as of July 31, 2025 consisted of the following:

Amount
(in thousands)
Fiscal Year ending July 31,
2026	$15,833
2027	13,010
2028	11,177
2029	7,278
2030	25
Total	$47,323
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
As of July 31, 2025 and July 31, 2024, the total notional amount of our outstanding designated foreign currency forward contracts was $693.1 million and $544.5 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $549.5 million and $352.8 million, respectively. As of July 31, 2025, an estimated $6.1 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the consolidated balance sheet as of July 31, 2025 and July 31, 2024.

The changes in AOCI(L) related to our cash flow hedges consisted of the following:

	Year Ended July 31,

	2025	2024	2023
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$(4,224)	$8,937	$(13,745)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	9,004	(10,761)	11,103
(Gains) losses reclassified from AOCI(L) into the consolidated statement of operations (1)	2,558	(2,400)	11,579
Balance of AOCI(L) as of the end of the period	$7,338	$(4,224)	$8,937
(1) (Gains) losses related to our cash flow hedges reclassified from AOCI(L) into the consolidated statement of operations consisted of the following:

	Year Ended July 31,

	2025	2024	2023
	(in thousands)
Cost of revenue	$302	$(785)	$1,835
Sales and marketing	2,037	(789)	7,670
Research and development	293	(433)	1,506
General and administrative	(74)	(393)	568
Total	$2,558	$(2,400)	$11,579
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2025 and July 31, 2024. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During fiscal 2023, we entered into interest rate swaps contracts, maturing on July 1, 2025, designated as fair value hedges intended to hedge a portion of our fair value risk exposure due to changing interest rates by economically converting the fixed interest rate of a portion of our 2025 convertible senior notes to a floating interest rate. These interest rate swap contracts matured on July 1, 2025. As of July 31, 2024, the carrying amount of the hedged convertible senior notes was $498.2 million and the total notional amount of our outstanding interest rate swaps was $500.0 million. The gains and losses related to changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of July 31, 2024, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $4.1 million.

The gains (losses) effect of derivative instruments designated as fair value hedges included within interest expense in the statement of operations consisted of the following:

	Year Ended July 31,
	2025	2024	2023
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$(4,065)	$(4,241)	$8,306
Derivatives designated as hedging instruments	3,829	4,198	(8,028)
Total	$(236)	$(43)	$278
Note 9. Restructuring and Other Charges
During fiscal 2025 and fiscal 2023, we announced a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities.
During fiscal 2025, we incurred $4.9 million of restructuring charges related to employee severance and benefit charges. During fiscal 2023, we incurred $7.6 million of restructuring charges, consisting of $6.6 million of employee severance and benefit charges and $1.0 million of stock-based compensation expense related to modified equity incentive awards.
The following table summarizes our restructuring charges recognized in the consolidated statements of operations:

	Year Ended July 31,
	2025	2023
	(in thousands)
Cost of revenue	$138	$—
Sales and marketing	—	5,238
Research and development	4,783	1,051
General and administrative	—	1,311
Total	$4,921	$7,600

Note 10. Convertible Senior Notes
2028 Convertible Senior Notes
On July 3, 2025, we issued $1,725.0 million in aggregate principal amount of 0.0% convertible senior notes due 2028 (the "2028 Notes"), including the exercise in full by the initial purchasers of the 2028 Notes of their option to purchase an additional $225.0 million principal amount of the 2028 Notes. The 2028 Notes are unsecured obligations and do not bear regular cash interest and the principal amount of the 2028 Notes will not accrete. The 2028 Notes mature on July 15, 2028, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,700.0 million.
The 2028 Notes do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The following table presents details of the 2028 Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Initial Number of Shares
			(in thousands)
Notes	2.2752	$439.52	3,925
The 2028 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 15, 2028, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on October 31, 2025 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2028 Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on each such trading day;
•If we call any or all of the 2028 Notes for redemption, the 2028 Notes called for redemption (or, at our election all Notes) may be submitted for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events as set forth within the indenture governing the 2028 Notes.
On or after April 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert, all or any portion of their 2028 Notes at any time, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances. Upon conversion, we will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2028 Notes in cash.
During the three months ended July 31, 2025, the conditions allowing holders of the 2028 Notes to convert were not met. Since we have the election of repaying the 2028 Notes in cash, shares of our common stock, or a combination of both, we have classified the 2028 Notes as a noncurrent liability in the consolidated balance sheet as of July 31, 2025.

In the event of a corporate event that constitutes a “fundamental change" (as defined in the indenture governing the Notes),” holders of the 2028 Notes will have the right, at their option to require us to repurchase for cash all or any portion of the 2028 Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the 2028 Notes, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2028 Notes in connection with such corporate event or notice of redemption, as the case may be.
The net carrying amount of the 2028 Notes consisted of the following:

July 31,
2025
(in thousands)

Principal amount	$1,725,000
Less:
Unamortized debt issuance costs	24,273
Total	$1,700,727
The total fair value of the 2028 Notes was 1,686.5 million as of July 31, 2025. The fair value was determined based on the closing trading price per $1,000 of the 2028 Notes as of the last day of trading for the period. We considered the fair value of the 2028 Notes as of July 31, 2025 to be a Level II measurement as they are not actively traded. The fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates.
2028 Capped Call Transactions
In connection with the pricing of the 2028 Notes, we entered into capped call transactions with the option counterparties (the "2028 Capped Calls"). The 2028 Capped Calls each have an initial strike price of $439.52 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $784.85 per share, subject to certain adjustments. The 2028 Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2028 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the 2028 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2028 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the 2028 Capped Calls are separate transactions, and not part of the terms of the 2028 Notes. As the 2028 Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder's equity in the consolidated balance sheet, the premium of $196.8 million paid for the purchase of the 2028 Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured. As of July 31, 2025, we have not exercised any 2028 Capped Calls.
2025 Convertible Senior Notes and 2025 Capped Call Transactions
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the "2025 Notes"), including the exercise in full by the initial purchasers of the 2025 Notes of their option to purchase an additional $150.0 million principal amount of the 2025 Notes. The 2025 Notes were unsecured obligations and bore interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million.

The 2025 Notes matured on July 1, 2025. We fully repaid the 2025 Notes by paying the principal amount of $1,150.0 million in cash and settled the premium amount by issuing 3.8 million new shares of our common stock.
Additionally, we received 2.4 million shares of our common stock from the capped call transactions related to the 2025 Notes (the "2025 Capped Calls").
The net carrying amount of the 2025 Notes consisted of the following:

	July 31,
	2025	2024
	(in thousands)

Principal amount	$—	$1,149,954
Less:
Unamortized debt issuance costs	—	3,614
Hedge accounting fair value adjustments	—	4,065
Total	$—	$1,142,275
The total fair value of the 2025 Notes was $1,465.5 million as of July 31, 2024. The fair value was determined based on the closing trading price per $1,000 of the 2025 Notes as of the last day of trading for the period. We considered the fair value of the 2025 Notes as of July 31, 2024 to be a Level II measurement as they are not actively traded.
The interest expense related to the 2028 Notes and 2025 Notes consisted of the following:

	Year Ended July 31,
	2025		2024	2023
	2028 Notes	2025 Notes	2025 Notes	2025 Notes
	(in thousands)

Contractual interest expense	$—	$1,316	$1,436	$1,439
Amortization of debt issuance costs	679	3,614	3,914	3,894
Total	$679	$4,930	$5,350	$5,333

Note 11. Operating Leases
The following is a summary of our operating lease costs:

	Year Ended July 31,
	2025			2024			2023
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease, including imputed interest	$13,745	$49,170	$62,915	$9,902	$39,577	$49,479	$7,858	$24,677	$32,535
Short-term lease cost	4,802	12,678	17,480	5,138	8,090	13,228	4,314	5,688	10,002
Variable lease cost	9,602	9,230	18,832	9,907	6,047	15,954	6,992	4,956	11,948
Total operating lease costs	$28,149	$71,078	$99,227	$24,947	$53,714	$78,661	$19,164	$35,321	$54,485
Weighted-average remaining lease term (in years)	2.4	2.0		2.1	1.9		3.0	2.0
Weighted-average discount rate	5.6%	5.0%		5.3%	4.7%		4.5%	3.2%
The following table presents information about our leases in the consolidated balance sheets:

	July 31,
	2025			2024
	Real Estate Arrangements	Co-Location Arrangements	Total	Real Estate Arrangements	Co-Location Arrangements	Total
	(in thousands)
Operating lease right-of-use assets	$21,858	$67,914	$89,772	$22,612	$67,146	$89,758
Operating lease liabilities, current	$13,359	$39,138	$52,497	$11,381	$39,485	$50,866
Operating lease liabilities, noncurrent	$9,575	$33,777	$43,352	$12,974	$31,850	$44,824
Cash paid, net of tenant incentives for amounts included in the measurement of operating lease liabilities was $62.0 million, $49.2 million and $32.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Maturities of operating lease liabilities consisted of the following as of July 31, 2025:

	Real Estate Arrangements	Co-Location Arrangements	Total
Year ending July 31,	(in thousands)
2026	$14,308	$41,700	$56,008
2027	5,225	25,904	31,129
2028	2,849	8,830	11,679
2029	1,631	—	1,631
2030	1,223	—	1,223
Total future minimum lease payments	25,236	76,434	101,670
Less: Imputed interest	2,302	3,519	5,821
Total	$22,934	$72,915	$95,849
As of July 31, 2025, we have entered into non-cancelable operating leases, including the lease for our new headquarters as described below, with terms greater than 12 months that have not yet commenced. These leases, totaling $85.3 million in undiscounted future minimum payments, are excluded from the above table and are expected to commence between August 2025 and September 2026, with lease terms ranging from approximately 1.75 to 6.33 years.
Effective April 29, 2025, we entered into a lease agreement (the “lease”) for our new headquarters. The property subject to the lease is located in Santa Clara, California, and consists of approximately 301,000 square feet of rentable space. The lease term begins on September 1, 2026, and ends on April 30, 2032, with an option for early access in January 2026 to facilitate tenant improvements. The total base rent, including committed fixed expenses for the duration of the lease term, is approximately $69.5 million. In addition to the base rent, we will be responsible for operating costs and other related expenses. In accordance with Accounting Standard Codification 842, Leases, we will recognize the related right-of-use assets and corresponding operating lease liabilities upon taking possession of the properties.
Note 12. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.
The maturities of non-cancelable purchase obligations with a remaining term in excess of one year as of July 31, 2025 consisted of the following:

Amount
Year ending July 31,	(in thousands)
2026	$129,282
2027	168,049
2028	150,551
2029	122,700
2030	29,309
Thereafter	7,996
Total	$607,887

Other Commitments
As of July 31, 2025 and 2024, we had outstanding irrevocable standby unsecured letters of credit and a guarantee, which serve as security for certain real estate leases described in Note 11, Operating Leases. The aggregate value of these commitments was not material to our consolidated financial statements.
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

Note 13. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Amended and Restated FY2018 Equity Incentive Plan (the "2018 Plan") include restricted stock units, restricted stock, stock options, nonstatutory stock options, stock appreciation rights, performance units and performance shares.
As of July 31, 2025, a total of 60.8 million shares of common stock have been reserved for the issuance of equity awards under the 2018 Plan, of which 35.8 million shares remained available for grant. The number of shares of common stock available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year through August 1, 2027, pursuant to its automatic annual increase provision.
Stock Options
The activity of stock options for fiscal 2025 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts)
Balance as of July 31, 2024	453	$46.72	2.5	$60,923
Granted	100	$250.32
Exercised	(352)	$10.17		$65,225
Canceled, forfeited or expired	(24)	$152.99
Balance as of July 31, 2025	177	$220.95	7.8	$11,854
Exercisable and expected to vest as of July 31, 2024	367	$15.84	1.0	$59,989
Exercisable and expected to vest as of July 31, 2025	47	$172.65	3.8	$5,304
The weighted-average grant-date fair value per share of stock options granted was $144.58, $117.41 and $88.97 during fiscal 2025, fiscal 2024 and fiscal 2023 respectively.
The total grant-date fair value of stock options vested was $3.6 million, $1.4 million and $1.5 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The total intrinsic value of options exercised was $65.2 million, $157.8 million and $56.5 million, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2025	2024	2023
Expected term (in years)	6.0 - 6.1	6.0	6.1
Expected stock price volatility	57.0% - 57.7%	59.5%	58.2%
Risk-free interest rate	4.1%	4.2%	3.9%
Dividend yield	0.0%	0.0%	0.0%

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
As of July 31, 2025, there were 0.1 million outstanding PSAs with performance metrics that have not been defined and/or approved. As of July 31, 2025, these awards are not considered granted for accounting purposes and accordingly, have been excluded from the table below.
The activity of RSUs and PSAs consisted of the following for fiscal 2025:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2024	9,814	$162.41	$1,760,079
Granted	5,151	$190.70
Vested	(3,631)	$165.41	$807,998
Canceled or forfeited	(1,890)	$168.06
Balance as of July 31, 2025	9,444	$175.55	$2,697,026
The aggregate fair value, as of the respective vesting dates, of RSUs and PSAs vested was $808.0 million, $684.4 million and $462.3 million, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). Through July 31, 2025, a total of 11.8 million shares of common stock have been reserved for issuance under the ESPP, out of which 7.3 million shares were available for future grant as of July 31, 2025. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to the ESPP's automatic annual increase provision. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and are comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. The ESPP contains a reset provision under which the offering period resets if the fair market value of our common stock on the purchase date is less than the fair market value on the first day of the offering period. During fiscal 2025, fiscal 2024 and fiscal 2023, employees purchased under the ESPP approximately 0.4 million, 0.5 million and 0.4 million shares of common stock, respectively, at an average purchase price of $146.31, $106.46 and $99.59, respectively, with cash proceeds of $63.6 million, $52.0 million and $42.3 million, respectively.
ESPP employee payroll contributions accrued as of July 31, 2025 and 2024, were $9.4 million and $8.8 million, respectively, and are included within accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
In June 2024, one outstanding ESPP offering period was reset and automatically rolled over into a new ESPP offering period that started on June 17, 2024. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $2.7 million, which will be recognized over the remaining term of the modified ESPP offering period of 18 months. In December 2022, certain outstanding ESPP offering periods were reset and automatically rolled over into a new ESPP offering period that started on December 15, 2022. The reset was accounted for as a modification, which resulted in an incremental stock-based compensation of $8.3 million, which was recognized over the remaining term of the modified ESPP offering periods, ranging from approximately 6 months to 18 months.
The fair value of the purchase rights offered under the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended July 31,
	2025	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	43.6% - 47.6%	42.5% - 64.8%	58.1% - 75.9%
Risk-free interest rate	4.0% - 4.3%	4.4% - 5.4%	4.2% - 5.3%
Dividend yield	0.0%	0.0%	0.0%
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
Departure of Certain Executives of the Company
In the fourth quarter of fiscal 2025, certain executives of the Company departed from their positions, including our former Chief Financial Officer. In connection with some of the departures, we modified certain equity incentive awards resulting in an incremental stock-based compensation expense of $11.7 million, of which $2.2 million and $9.5 million was recognized in research and development expenses and general and administrative expenses, respectively, in the consolidated statement of operations in fiscal 2025. Additionally, in connection with these departures, we recognized a reversal of stock-based compensation expense related to forfeited unvested equity incentive awards of $12.2 million, of which $4.2 million, $6.0 million and $2.0 million was recognized in sales and marketing expenses, research and development expenses and general and administrative expenses, respectively, in the consolidated statement of operations in fiscal 2025.
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

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$68,145	$50,820	$39,168
Sales and marketing	248,570	219,096	216,413
Research and development	249,919	180,554	118,123
General and administrative	94,716	77,206	71,130
Total	$661,350	$527,676	$444,834
As of July 31, 2025, the unrecognized stock-based compensation cost related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $1,557.2 million, which we expect to be amortized over a weighted-average period of 2.5 years.
During fiscal 2025, fiscal 2024 and fiscal 2023, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $44.0 million, $27.2 million and $17.2 million, respectively.
Note 14. Common Stock
Holders of our common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
Common Stock Reserved for Future Issuance
The following table summarizes our shares of common stock reserved for future issuance:

July 31, 2025
(in thousands)
Equity awards outstanding:
Stock options	177
Unvested RSUs	8,463
Committed unvested PSAs, based on the target number of shares	607
Unvested PSAs	981
Share purchase rights committed under the ESPP	536
Equity awards available for future grants:
2018 Plan	35,146
ESPP	7,323
Stock reserved for settlement of the 2028 Notes	3,925
Total	57,158

Note 15. Income Taxes
The following table sets forth the geographical breakdown of the income (loss) before the provision for income taxes:

	Year ended July 31,
	2025	2024	2023

	(in thousands)
Domestic	$(87,892)	$(112,758)	$(228,715)
International	69,601	83,529	46,151
Loss before provision for income taxes	$(18,291)	$(29,229)	$(182,564)
The following table sets forth the components of the provision for income taxes:

	Year ended July 31,
	2025	2024	2023

Current:	(in thousands)
Federal	$(331)	$203	$1,091
State	4,272	1,337	3,890
Foreign	32,747	32,620	14,438
Total current tax expense	36,688	34,160	19,419

Deferred:
Federal	74	(4,526)	—
State	129	(693)	—
Foreign	(13,704)	(464)	352
Total deferred tax benefit (expense)	(13,501)	(5,683)	352

Total provision for income taxes	$23,187	$28,477	$19,771
During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized tax benefits on total stock-based compensation expense of $31.5 million, $23.0 million and $13.4 million, respectively, which are reflected within the provision for income taxes in the consolidated statements of operations.

The following table presents the reconciliation of the statutory federal income tax rate to our effective rate:

	Year ended July 31,
	2025	2024	2023

Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes	(20.5)%	(0.4)%	(2.1)%
Impact of foreign rate differential	139.6%	48.7%	11.3%
Meals and entertainment	(17.1)%	(7.0)%	(0.8)%
Stock-based compensation	187.7%	162.6%	(0.8)%
Transaction costs	(0.2)%	(1.3)%	—%
U.S. tax credits	199.9%	89.3%	7.8%
Change in valuation allowance	(611.7)%	(471.3)%	(34.1)%
Withholding tax	(31.5)%	(12.5)%	(1.3)%
Waived deductions under Section 59A	—%	72.1%	(11.8)%
Nondeductible penalties	(2.0)%	(0.2)%	—%
Return to provision true ups	(0.2)%	2.2%	—%
Other	(1.5)%	(0.6)%	(0.1)%
Effective tax rate	(136.5)%	(97.4)%	(10.9)%
Our effective tax rate for fiscal 2025 differs from the U.S. statutory rate primarily due to a portion of our earnings that are taxed at different rates from the U.S. statutory rate, the benefit of stock based compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact in the valuation allowance against deferred tax assets, including the release of the UK valuation allowance.
Our effective tax rate for fiscal 2024 differs from the U.S. statutory rate primarily due to a portion of our earnings that are taxed at different rates from the U.S. statutory rate, the benefit of stock based compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets. During fiscal 2024, we also effectuated certain tax planning actions which reduced the amount of waived deductions under Section 59A related to our fiscal 2023.
Our effective tax rate for fiscal 2023 differs from the U.S. statutory rate primarily due to a portion of our earnings that are taxed at different rates from the U.S. statutory rate, the effect of waived deductions under Section 59A, the benefit of stock based compensation deductions, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the impact of the valuation allowance we maintain against our U.S. federal and state deferred tax assets.
During fiscal 2024 we recognized an income tax benefit of $5.2 million as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of business combinations. During fiscal 2025 and 2023, we did not recognize income tax benefits from business combinations. Refer to Note 6, Business Combinations, for further information.

The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities:

	July 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses and credit carryovers	$277,413	$373,611
Deferred revenue	246,181	181,654
Research and development capitalization	289,735	168,918
Tax credits carryovers	226,685	157,861
Other	137,987	100,930
Gross deferred tax assets	1,178,001	982,974
Less: Valuation allowance	(995,412)	(833,908)
Total deferred tax assets	$182,589	$149,066

Deferred tax liabilities:
Intangible assets	$(6,489)	$(10,273)
Deferred contract acquisition costs	(114,182)	(99,123)
Property and equipment	(17,004)	(9,929)
Operating lease right-of-use assets	(29,959)	(29,137)
Total deferred tax liabilities	$(167,634)	$(148,462)

Net deferred tax assets	$14,955	$604
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
The following table presents the change in the valuation allowance:

	Year ended July 31,
	2025	2024	2023

	(in thousands)
Balance as of the beginning of the period	$833,908	$671,381	$553,916
Change during the period	161,504	162,527	117,465
Balance as of the end of the period	$995,412	$833,908	$671,381
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized as of July 31, 2025 and 2024. Accordingly, we have maintained a full valuation allowance against such deferred tax assets. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital was $46.1 million in fiscal 2025.
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
During fiscal 2025, based on an analysis of all positive and negative evidence, we concluded it is more likely than not that our U.K. deferred tax assets will be realizable. This conclusion is based on a demonstrated return to sustained profitability when considering pre-tax income adjusted for permanent differences, as well as anticipated future earnings. The change in judgment as to the realizability of U.K. deferred tax assets in future years resulted in the release of the U.K. valuation allowance of $18.4 million.
As of July 31, 2025, we have net operating loss carryforwards for U.S. federal income tax purposes of $1,057.0 million, which are available to offset future federal taxable income. These net operating losses will carry forward indefinitely. As of July 31, 2025, we have net operating loss carryforwards for state income tax purposes of $504.7 million. Beginning in 2025, $426.8 million of state net operating losses will begin to expire at different periods. The remaining $77.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2025, we had foreign net operating loss carryforward of $87.7 million, all of which will be carried forward indefinitely.
As of July 31, 2025, we also had U.S. federal, California and foreign research and development and other tax credit carryforwards of $192.8 million, $102.6 million and $2.1 million respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2037. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending 2033.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2025, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $87.2 million of gross unrecognized tax benefits as of July 31, 2025, of which $5.3 million would affect our effective tax rate if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. As of July 31, 2025, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of July 31, 2025 was insignificant.
The changes in our gross unrecognized tax benefits consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2023	$40,689
Gross increase for tax positions of prior years	6,960
Gross (decrease) for tax positions of prior years	(2,102)
Gross increase for tax positions of current year	18,378
Balance as of July 31, 2024	63,925
Gross increase for tax positions of prior years	861
Gross (decrease) for tax positions of prior years	(2,592)
Gross increase for tax positions of current year	24,967
Balance as of July 31, 2025	$87,161
Note 16. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our stock options, share purchase rights under the employee stock purchase plan, unvested RSUs, unvested PSAs, unvested common stock and shares related to the 2028 and 2025 Notes are considered to be potential common stock equivalents.
The computation of basic and diluted net loss per share consisted of the following:

	Year Ended July 31,
	2025	2024	2023

	(in thousands, except per share data)
Net loss	$(41,478)	$(57,706)	$(202,335)
Weighted-average shares used in computing net loss per share, basic and diluted	154,404	149,586	144,942
Net loss per share, basic and diluted	$(0.27)	$(0.39)	$(1.40)
Since we have reported net losses for all periods presented, we have excluded all potentially dilutive securities from the calculation of the diluted net loss per share as their effect is antidilutive and accordingly, the basic and diluted net loss per share is the same for all periods presented.
We calculate the potential dilutive effect of the convertible senior notes under the if-converted method. Under this method, diluted earnings per share are determined by assuming that outstanding convertible senior notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the convertible senior notes, we entered into capped call transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The capped call transactions are expected to partially offset the potential dilution to our common stock upon any conversion of the convertible senior notes.

The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	July 31,
	2025	2024	2023

	(in thousands)
Unvested RSUs and shares of common stock	8,702	9,198	8,442
Stock options	177	453	1,267
Unvested PSAs (1)	981	1,009	1,012
Share purchase rights under the ESPP	536	514	1,119
2028 Notes (2)	3,925	—	—
2025 Notes (2)	—	7,626	7,626
Total	14,321	18,800	19,466
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of July 31, 2025, as they are not considered outstanding for accounting purposes. For further information refer to Note 13, Stock-Based Compensation.
(2) Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2025, July 31, 2024 and July 31, 2023 would have been convertible into approximately 3.9 million shares, 7.6 million shares and 7.6 million shares, respectively, of our common stock, which are reflected in the table above.
Note 17. Segment and Geographic Information
We operate globally as a single operating and reportable segment with one primary business activity. Using a SaaS business model, we primarily generate revenue from sales of subscriptions to grant customers access to our cloud platform along with related support services. Our chief operating decision maker ("CODM") is our chief executive officer. Consolidated financial information, including revenue and significant adjusted segment expenses, is regularly provided to the CODM for purposes of allocating resources and evaluating financial performance. This information is also used in our annual budgeting and forecasting processes to establish goals and compare actual results against both budgeted targets and historical performance. Our CODM uses consolidated net loss as the measure of our segment profit or loss. The measure of our segment assets is reported as total assets on the consolidated balance sheets.

The following table sets forth our segment revenue, significant adjusted segment expenses and other segment items to reconcile to consolidated net loss:

	Year Ended July 31,
	2025	2024	2023

	(in thousands)
Revenue	$2,673,115	$2,167,771	$1,616,952
Less:
Adjusted cost of revenue (1)	532,067	411,484	312,961
Adjusted sales and marketing expenses (1)	997,896	868,410	730,811
Adjusted research and development expenses (1)	409,894	313,208	227,871
Adjusted general and administrative expenses (2)	153,127	132,422	104,493
Stock-based compensation expense and related payroll taxes	685,534	549,100	457,815
Amortization expense of acquired intangible assets	16,820	14,624	11,060
Restructuring and other charges	4,921	—	6,564
Acquisition-related expenses	1,316	—	—
Add: Other segment items, net (3)	86,982	63,771	32,288
Net loss	$(41,478)	$(57,706)	$(202,335)
(1) Cost of revenue, sales and marketing expense and research and development expense, adjusted to exclude stock-based compensation and related payroll taxes, amortization of acquired intangible assets and restructuring and other charges.
(2) General and administrative expense adjusted to exclude stock-based compensation and related payroll taxes, acquisition-related expenses and restructuring and other charges.
(3) Other segment items, net includes interest income, interest expense, other expense, net and provision for income taxes.
Our long-lived assets consist of property and equipment and operating lease right-of-use assets, which are summarized by geographic area as follows:

	July 31,
	2025	2024

	(in thousands)
United States	$431,072	$325,146
Rest of the world	202,077	147,735
Total	$633,149	$472,881
Refer to Note 2, Revenue Recognition for information on revenue by geography.
Note 18. 401(k) Plan
We have a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code. We contract with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. For fiscal 2025, fiscal 2024 and fiscal 2023, we incurred expenses of $13.5 million, $9.5 million and $4.5 million related to the matching contributions, respectively.

Note 19. Subsequent Events
On August 1, 2025, we completed our acquisition of Red Canary, Inc., a privately-held cybersecurity company that provides managed detection and response solutions, for a total consideration of $675.0 million in cash, subject to customary adjustments, plus equity awards to employees. We anticipate that this acquisition will expand upon our security operations offerings and enhance our ability to leverage our Data Fabric for Security. The purchase consideration for the acquired business will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the closing date. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for this acquisition during the first quarter of fiscal 2026.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2025. The effectiveness of our internal control over financial reporting as of July 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During the three months ended July 31, 2025, the following officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, or the Securities Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On July 3, 2025, Robert Schlossman, the Company's chief legal officer and secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 43,343 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f) under the Securities Act adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the three months ended July 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the following paragraphs) will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, or the 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2025, and is incorporated herein by reference.
Code of Conduct
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
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, executive officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Global Market. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

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
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38413	3.1	March 2, 2023
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.2	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.3	Indenture, dated as of July 3, 2025 by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38413	4.1	July 3, 2025
4.4	Form of Note, representing Registrant's 0.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38413	4.1	July 3, 2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Amended and Restated FY2018 Equity Incentive Plan					X
10.3+	Form of Stock Option Agreement under the Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.2	September 18, 2019
10.4+	Form of Restricted Stock Unit Agreement under the Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.2	September 18, 2019
10.5+	Form of Restricted Stock Award Agreement under the Amended and Restated FY2018 Equity Incentive Plan					X
10.6+	FY2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.7+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.8+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.9†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.10†	Sublease, by and between Registrant and Airbnb, Inc., dated April 24, 2025	10-Q	001-38413	10.1	May 29, 2025
10.11+	Change of Control and Severance Policy (as amended and restated on November 26, 2024).	8-K	001-38413	10.1	December 2, 2024
10.12+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.13+	Offer Letter between the Registrant and Remo Canessa, dated as of January 8, 2017.	S-1	333-223072	10.10	February 16, 2018
10.14+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018

10.15+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.16+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.17+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.18+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.19+	Offer Letter between the Registrant and Syam Nair, dated as of April 12, 2023.	10-Q	001-38413	10.1	December 12, 2023
10.20+	Offer Letter between the Registrant and Mike Rich, dated as of November 2, 2023.	10-K	001-38413	10.17	September 12, 2024
10.21+	Offer Letter between the Registrant and Adam Geller, dated as of August 8, 2024.					X
10.22+	Offer Letter between the Registrant and Raj Judge, dated as of March 31, 2025.					X
10.23+	Offer Letter between the Registrant and Kevin Rubin, dated as of April 23, 2025.					X
10.24+	Transition Agreement and Release Agreement between the Registrant and Remo Canessa, dated as of June 9, 2025.					X
10.25	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	July 3, 2025
19.1	Insider Trading Policy	10-K	001-38413	19.1	September 12, 2024
21.1	Significant Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1+	Compensation Recovery Policy.	10-K	001-38413	97.1	September 12, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Zscaler, Inc.

September 11, 2025	/s/ Kevin Rubin
Kevin Rubin
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jagtar Chaudhry and Kevin Rubin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagtar Chaudhry	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 11, 2025
Jagtar Chaudhry

/s/ Kevin Rubin	Chief Financial Officer (Principal Accounting and Financial Officer)	September 11, 2025
Kevin Rubin

/s/ James Beer	Director	September 11, 2025
James Beer

/s/ Karen Blasing	Director	September 11, 2025
Karen Blasing

/s/ Andrew Brown	Director	September 11, 2025
Andrew Brown

/s/ Scott Darling	Director	September 11, 2025
Scott Darling

/s/ Charles Giancarlo	Director	September 11, 2025
Charles Giancarlo

/s/ Raj Judge	Director	September 11, 2025
Raj Judge

/s/ Eileen Naughton	Director	September 11, 2025
Eileen Naughton

/s/ David Schneider	Director	September 11, 2025
David Schneider