Form 10-Q
period 2025-10-31
Zscaler, Inc.
filed 2025-11-25
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 19, 2025, the number of shares of registrant’s common stock outstanding was 159,471,208.

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
•our expectations regarding any settlement upon conversion of the 2028 Notes (as defined in Note 10, Convertible Senior Notes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on September 11, 2025.

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	October 31, 2025	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,338,195	$2,389,023
Short-term investments	1,983,077	1,183,386
Accounts receivable, net	530,487	992,181
Deferred contract acquisition costs	182,563	180,819
Prepaid expenses and other current assets	171,639	148,881
Total current assets	4,205,961	4,894,290
Property and equipment, net	542,255	543,377
Operating lease right-of-use assets	127,457	89,772
Deferred contract acquisition costs, noncurrent	322,556	328,722
Acquired intangible assets, net	215,290	47,323
Goodwill	994,463	417,730
Other noncurrent assets	95,105	98,674
Total assets	$6,503,087	$6,419,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,400	$46,906
Accrued expenses and other current liabilities	107,510	93,984
Accrued compensation	135,234	181,807
Deferred revenue	1,946,191	2,054,417
Operating lease liabilities	68,399	52,497
Total current liabilities	2,305,734	2,429,611
Convertible senior notes	1,699,871	1,700,727
Deferred revenue, noncurrent	405,113	413,609
Operating lease liabilities, noncurrent	65,771	43,352
Other noncurrent liabilities	44,270	33,316
Total liabilities	4,520,759	4,620,615
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of October 31, 2025 and July 31, 2025; no shares issued and outstanding as of October 31, 2025 and July 31, 2025	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of October 31, 2025 and July 31, 2025; 159,468 and 158,301 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	159	159
Additional paid-in capital	3,175,453	2,980,591
Accumulated other comprehensive income	7,889	8,081
Accumulated deficit	(1,201,173)	(1,189,558)
Total stockholders’ equity	1,982,328	1,799,273
Total liabilities and stockholders’ equity	$6,503,087	$6,419,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2025	2024
Revenue	$788,112	$627,955
Cost of revenue	184,753	141,462
Gross profit	603,359	486,493
Operating expenses:
Sales and marketing	373,562	306,087
Research and development	200,498	154,254
General and administrative	65,661	56,819
Total operating expenses	639,721	517,160
Loss from operations	(36,362)	(30,667)
Interest income	33,154	30,048
Interest expense	(2,127)	(3,143)
Other expense, net	(3,039)	(652)
Loss before income taxes	(8,374)	(4,414)
Provision for income taxes	3,241	7,637
Net loss	$(11,615)	$(12,051)
Net loss per share, basic and diluted	$(0.07)	$(0.08)
Weighted-average shares used in computing net loss per share, basic and diluted	158,596	152,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2025	2024
Net loss	$(11,615)	$(12,051)
Available-for-sale securities:
Change in net unrealized gains on available-for-sale securities	3,338	1,041
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(1,461)	469
Net realized gains reclassified into net loss	(2,069)	(1,208)
Net change on cash flow hedges	(3,530)	(739)
Other comprehensive income (loss)	(192)	302
Comprehensive loss	$(11,807)	$(11,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended October 31, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	158,301	$159	$2,980,591	$8,081	$(1,189,558)	$1,799,273
Issuance of common stock upon exercise of stock options	26	—	3,984	—	—	3,984
Vesting of restricted stock units and performance stock awards	1,019	—	—	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	122	—	—	—	—	—
Stock-based compensation	—	—	190,878	—	—	190,878
Other comprehensive loss	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	(11,615)	(11,615)
Balance as of October 31, 2025	159,468	$159	$3,175,453	$7,889	$(1,201,173)	$1,982,328

Stockholders' equity activity for the three months ended October 31, 2024:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	87	—	890	—	—	890
Vesting of restricted stock units and performance stock awards	838	1	(1)	—	—	—
Stock-based compensation	—	—	165,302	—	—	165,302
Other comprehensive income	—	—	—	302	—	302
Net loss	—	—	—	—	(12,051)	(12,051)
Balance as of October 31, 2024	153,415	$153	$2,593,010	$(4,487)	$(1,160,131)	$1,428,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(11,615)	$(12,051)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	32,651	21,423
Amortization expense of acquired intangible assets	8,633	4,240
Amortization of deferred contract acquisition costs	48,082	39,068
Amortization of debt issuance costs	2,038	981
Non-cash operating lease costs	18,445	15,657
Stock-based compensation expense	188,593	157,178
Accretion of investments purchased at a discount	(1,905)	(5,003)
Unrealized losses on hedging transactions	3,033	3,689
Deferred income taxes	(3,698)	186
Other	1,234	644
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	482,861	311,975
Deferred contract acquisition costs	(43,660)	(32,801)
Prepaid expenses, other current and noncurrent assets	(17,322)	(8,767)
Accounts payable	(2,942)	1,043
Accrued expenses, other current and noncurrent liabilities	8,409	(6,240)
Accrued compensation	(54,816)	(34,431)
Deferred revenue	(191,132)	(111,254)
Operating lease liabilities	(18,609)	(14,202)
Net cash provided by operating activities	448,280	331,335
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(17,311)	(17,025)
Capitalized internal-use software	(17,673)	(22,429)
Payments for business acquisitions, net of cash acquired	(672,780)	—
Purchase of strategic investments	—	(561)
Purchases of short-term investments	(896,388)	(430,296)
Proceeds from maturities of short-term investments	93,593	268,651
Proceeds from sale of short-term investments	8,348	—
Net cash used in investing activities	(1,502,211)	(201,660)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,984	890
Payments for issuance costs related to the 2028 Notes	(684)	—
Purchases of capped calls related to the 2028 Notes	(197)	—
Net cash provided by financing activities	3,103	890
Net increase (decrease) in cash and cash equivalents	(1,050,828)	130,565
Cash and cash equivalents at beginning of period	2,389,023	1,423,080
Cash and cash equivalents at end of period	$1,338,195	$1,553,645
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$12,391	$9,399
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$54,830	$8,894
Net change in purchased equipment included in accounts payable and accrued expenses	$(5,283)	$462

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the "Fiscal 2025 Form 10-K"), as filed with the SEC on September 11, 2025.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2025 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of October 31, 2025, the condensed consolidated statements of operations for the three months ended October 31, 2025 and 2024, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended October 31, 2025 and 2024 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three months ended October 31, 2025 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2026 or for any other future fiscal year or interim period.

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
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2026, for example, refer to our fiscal year ending July 31, 2026.
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2025.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to make targeted improvements to the accounting and application of guidance related to costs incurred to develop software for internal use. This standard is effective for us in the annual periods beginning in fiscal 2029 and interim periods beginning in the first quarter of fiscal 2030. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. The amended guidance requires estimation of credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. This standard is effective for us in the annual periods beginning in fiscal 2027 and interim periods beginning in the first quarter of fiscal 2028. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.
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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% and 97% of our revenue for the three months ended October 31, 2025 and 2024, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended October 31,
	2025		2024
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$427,131	54%	$319,312	51%
Europe, Middle East and Africa	212,333	27%	186,069	30%
Asia Pacific	120,451	15%	99,382	16%
Other	28,197	4%	23,192	3%
Total	$788,112	100%	$627,955	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,
	2025		2024
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$666,011	85%	$558,360	89%
Direct customers	122,101	15%	69,595	11%
Total	$788,112	100%	$627,955	100%

Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	October 31, 2025	July 31, 2025
Channel partner A	12%	12%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of October 31, 2025 and July 31, 2025 was $2,351.3 million and $2,468.0 million, respectively. In the three months ended October 31, 2025 and 2024, we recognized revenue of $720.5 million and $595.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,932.6 million. We expect to recognize 47% of the transaction price over the next 12 months and 91% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended October 31,
	2025	2024

	(in thousands)
Beginning balance	$509,541	$445,398
Capitalization of contract acquisition costs	43,660	32,801
Amortization of deferred contract acquisition costs	(48,082)	(39,068)
Ending balance	$505,119	$439,131
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	October 31, 2025	July 31, 2025

	(in thousands)
Deferred contract acquisition costs, current	$182,563	$180,819
Deferred contract acquisition costs, noncurrent	322,556	328,722
Total deferred contract acquisition costs	$505,119	$509,541

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of October 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,049,093	$—	$—	$1,049,093
Corporate debt securities	4,994	—	—	4,994
Certificates of deposit	147,343	—	—	147,343
Total cash equivalents	$1,201,430	$—	$—	$1,201,430

Short-term investments:
U.S. treasury securities	$287,922	$474	$(48)	$288,348
U.S. government agency securities	59,805	58	(29)	59,834
Corporate debt securities	1,631,155	4,615	(875)	1,634,895
Total short-term investments	$1,978,882	$5,147	$(952)	$1,983,077

Total cash equivalents and short-term investments	$3,180,312	$5,147	$(952)	$3,184,507
Cash equivalents and short-term investments consisted of the following as of July 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,403,678	$—	$—	$1,403,678
Corporate debt securities	8,468	—	—	8,468
Certificates of deposit	131,463	—	—	131,463
Total cash equivalents	$1,543,609	$—	$—	$1,543,609

Short-term investments:
U.S. treasury securities	$231,193	$56	$(250)	$230,999
U.S. government agency securities	75,006	26	(40)	74,992
Corporate debt securities	876,330	1,812	(747)	877,395
Total short-term investments	$1,182,529	$1,894	$(1,037)	$1,183,386

Total cash equivalents and short-term investments	$2,726,138	$1,894	$(1,037)	$2,726,995

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of October 31, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$514,123	$515,148
Due between one to three years	1,464,759	1,467,929
Total	$1,978,882	$1,983,077
Short-term investments that were in continuous unrealized loss position as of October 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$96,668	$(42)	$14,732	$(6)	$111,400	$(48)
U.S. government agency securities	19,192	(28)	2,497	(1)	21,689	(29)
Corporate debt securities	430,827	(875)	—	—	430,827	(875)
Total	$546,687	$(945)	$17,229	$(7)	$563,916	$(952)
Short-term investments that were in continuous unrealized loss position as of July 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$156,395	$(250)	$—	$—	$156,395	$(250)
U.S. government agency securities	36,098	(40)	—	—	36,098	(40)
Corporate debt securities	360,840	(747)	—	—	360,840	(747)
Total	$553,333	$(1,037)	$—	$—	$553,333	$(1,037)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of October 31, 2025 and July 31, 2025.
As of October 31, 2025 and July 31, 2025, we recorded $24.8 million and $17.9 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of October 31, 2025 and July 31, 2025, the carrying amount of our strategic investments was $10.6 million and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amounts during the periods presented.
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Certain of our investments in available-for-sale securities (i.e., United States ("U.S.") treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities), as well as our assets and liabilities arising from our foreign currency forward contracts and our interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of October 31, 2025:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$1,049,093	$1,049,093	$—	$—
Corporate debt securities	4,994	—	4,994	—
Certificates of deposit	147,343	—	147,343	—
Total cash equivalents	$1,201,430	$1,049,093	$152,337	$—

Short-term investments:
U.S. treasury securities	$288,348	$—	$288,348	$—
U.S. government agency securities	59,834	—	59,834	—
Corporate debt securities	1,634,895	—	1,634,895	—
Total short-term investments	$1,983,077	$—	$1,983,077	$—

Total cash equivalents and short-term investments	$3,184,507	$1,049,093	$2,135,414	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$11,174	$—	$11,174	$—
Foreign currency contracts assets-noncurrent (2)	$2,452	$—	$2,452	$—
Foreign currency contracts liabilities-current (3)	$6,245	$—	$6,245	$—
Foreign currency contracts liabilities-noncurrent (4)	$2,346	$—	$2,346	$—
Interest rate contracts assets-noncurrent (2)	$639	$—	$639	$—
Interest rate contracts liabilities-current (3)	$2,583	$—	$2,583	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$1,396	$—	$1,396	$—
Foreign currency contracts liabilities-current (3)	$3,704	$—	$3,704	$—
(1) Included within prepaid expenses and other current assets in the condensed consolidated balance sheets.
(2) Included within other noncurrent assets in the condensed consolidated balance sheets.
(3) Included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
(4) Included within other noncurrent liabilities in the condensed consolidated balance sheets.

Assets that are measured at fair value on a recurring basis consisted of the following as of July 31, 2025:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$1,403,678	$1,403,678	$—	$—
Corporate debt securities	8,468	—	8,468	—
Certificates of deposit	131,463	—	131,463	—
Total cash equivalents	$1,543,609	$1,403,678	$139,931	$—

Short-term investments:
U.S. treasury securities	$230,999	$—	$230,999	$—
U.S. government agency securities	74,992	—	74,992	—
Corporate debt securities	877,395	—	877,395	—
Total short-term investments	$1,183,386	$—	$1,183,386	$—

Total cash equivalents and short-term investments	$2,726,995	$1,403,678	$1,323,317	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$10,713	$—	$10,713	$—
Foreign currency contract assets-noncurrent (2)	$3,705	$—	$3,705	$—
Foreign currency contracts liabilities-current (3)	$4,006	$—	$4,006	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,319	$—	$1,319	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$5,115	$—	$5,115	$—
Foreign currency contracts liabilities-current (3)	$3,956	$—	$3,956	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2025 and July 31, 2025.

Note 5. Balance Sheet Components
Property and Equipment and Purchased Intangible Assets
Property and equipment consisted of the following:

	October 31, 2025	July 31, 2025

	(in thousands)
Hosting equipment (1)	$579,544	$571,312
Capitalized internal-use software	349,242	322,265
Computers and equipment	10,331	9,138
Purchased software	1,102	1,102
Furniture and fixtures	1,334	1,195
Leasehold improvements	10,730	10,141
Total property and equipment, gross	952,283	915,153
Less: Accumulated depreciation and amortization	(410,028)	(371,776)
Total property and equipment, net	$542,255	$543,377
(1) Includes purchased equipment that had not been placed in service, totaling $121.4 million and $163.5 million as of October 31, 2025 and July 31, 2025, respectively.
Purchased intangible assets consist of internet protocol addresses and source codes, which are amortized on a straight-line basis over an estimated useful life of 10 years. As of October 31, 2025, their historical cost and accumulated amortization were $21.2 million and $5.2 million, respectively. As of July 31, 2025, their historical cost and accumulated amortization were $20.3 million and $4.6 million, respectively. Purchased intangible assets are included within other noncurrent assets in the condensed consolidated balance sheets.
We recognized depreciation and amortization expense on property and equipment and purchased intangible assets of $32.7 million and $21.4 million for the three months ended October 31, 2025 and 2024, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $6.9 million and $4.2 million for the three months ended October 31, 2025 and 2024, respectively.
Accrued compensation
Accrued compensation consisted of the following:

	October 31, 2025	July 31, 2025

	(in thousands)
Accrued commissions	$27,757	$59,429
Accrued bonuses	18,732	51,598
Accrued payroll and related expenses	64,833	61,370
Employee stock purchase plan	23,912	9,410
Total accrued compensation	$135,234	$181,807

Note 6. Business Combinations
SPLXAI Inc.
On October 31, 2025, we acquired all the equity of SPLXAI Inc. ("SPLX"), an early-stage technology company incorporated in the United States. We plan to integrate SPLX's technology with our AI Security offerings.
We acquired SPLX for a total cash purchase price consideration of $40.6 million. In accordance with the purchase agreement, certain SPLX employees who became our employees are entitled to receive restricted shares of our common stock contingent upon their continued employment. The total grant-date fair value of these awards was $16.6 million. Since these awards are conditioned on future service, they are recognized as stock-based compensation expense over the post-combination requisite service period.
As of October 31, 2025, we estimated the fair value of the acquired intangible assets using a benchmarking valuation approach, which relies on market data from comparable companies. Based on this valuation approach, we determined the fair value of the acquired developed technology and customer relationships to be $13.0 million and $1.1 million, respectively. These valuations may be subject to adjustment if we determine that using an alternate valuation methodology is more appropriate. The estimated useful lives of the acquired developed technology and customer relationships are four years and five years, respectively.

This transaction resulted in goodwill of $32.2 million. Goodwill represents the excess purchase price over the fair value of the net assets acquired and is primarily attributable to the assembled workforce and anticipated operational synergies. Transaction-related expenses associated with this acquisition were not material and were recorded within general and administrative expenses in our condensed consolidated statement of operations for the three months ended October 31, 2025.
The acquisition qualified as a stock transaction for tax purposes. As such, the goodwill arising from this transaction is not expected to be deductible for income tax purposes.
During the measurement period, which may be up to one year from the date of acquisition, we may record adjustments to the preliminary fair value of the acquired intangible assets, tax assets and liabilities and goodwill.
Red Canary Inc.
On August 1, 2025, we acquired all the equity of Red Canary Inc. ("Red Canary"), a managed detection and response (MDR) technology company incorporated in the United States. With this acquisition, we plan to accelerate innovations in Agentic AI-driven security operations (SecOps).
We acquired Red Canary for a total cash purchase price consideration of $651.4 million. In accordance with the purchase agreement, certain Red Canary employees who became our employees are entitled to receive restricted shares of our common stock contingent upon their continued employment. The total grant-date fair value of these awards was $20.2 million. Since these awards are conditioned on future services, they are recognized as stock-based compensation expense over the post-combination requisite service period.
As of August 1, 2025, we estimated the fair value of the acquired intangible assets using the income approach. Based on this valuation approach, the estimated the fair value of acquired customer relationships, developed technology and trademarks was $90.8 million, $61.1 million and $10.6 million, respectively.
This transaction resulted in goodwill of $544.5 million. Goodwill represents the excess purchase price over the fair value of the net assets acquired and is primarily attributable to the assembled workforce and anticipated operational synergies. Transaction-related expenses associated with this acquisition were not material and were recorded within general and administrative expenses in our consolidated statement of operations for the three months ended October 31, 2025.
The acquisition qualified as a stock transaction for tax purposes. As such, the goodwill arising from this transaction is not expected to be deductible for income tax purposes.
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the preliminary fair value of the acquired intangible assets, tax assets and liabilities and goodwill.
The preliminary allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash, cash equivalents and other assets	$41,584
Acquired intangible assets:
Customer relationships	90,800	7 years
Developed technology	61,100	5 years
Trademarks	10,600	5 years
Goodwill	544,512
Total	$748,596
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$22,754
Deferred revenue	72,714
Deferred tax liability	1,682
Total	$97,150

Total purchase price consideration	$651,446

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

Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the three months ended October 31, 2025 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2025	$417,730
Goodwill acquired	576,733
Balance as of October 31, 2025	$994,463
Acquired Intangible Assets
Acquired intangible assets consist of developed technology, customer relationships and trademarks acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During three months ended October 31, 2025, in connection with the acquisition of SPLX and Red Canary, we acquired certain intangible assets, as further described in Note 6, Business Combinations.
Changes in acquired intangible assets for the three months ended October 31, 2025 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2025	Additions	October 31, 2025	July 31, 2025	Amortization Expense	October 31, 2025	July 31, 2025	October 31, 2025	October 31, 2025
	(in thousands)								(years)
Developed technology	$99,964	$74,100	$174,064	$(57,772)	$(5,692)	$(63,464)	$42,192	$110,600	4.1
Customer relationships	9,960	91,900	101,860	(4,829)	(2,587)	(7,416)	5,131	94,444	6.6
Trademarks	—	10,600	10,600	—	(354)	(354)	—	10,246	4.8
Total	$109,924	$176,600	$286,524	$(62,601)	$(8,633)	$(71,234)	$47,323	$215,290	5.3
Amortization expense of acquired intangible assets for the three months ended October 31, 2025 and 2024 was $8.6 million and $4.2 million, respectively. Amortization expense of developed technology is included primarily within cost of revenue and amortization expense of customer relationships and trademarks is included primarily within sales and marketing expenses, in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets as of October 31, 2025 consisted of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2026 (remaining nine months)	$34,949
2027	43,938
2028	42,105
2029	37,931
2030	28,150
Thereafter	28,217
Total	$215,290

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As a global business, we are exposed to foreign currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars; however, a portion of our cost of revenue and operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts, which we designate as cash flow hedges. The maximum length of time over which forecasted foreign currency denominated operating expenses are hedged is 21 months. All cash flow hedges were considered effective during the three months ended October 31, 2025 and 2024.
We also use foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. The outstanding non-designated derivative instruments are carried at fair value with the change in fair value recorded in other expense, net in the condensed consolidated statement of operations in the same period as the changes in fair value from the remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange contracts typically have maturities of approximately one to four months. Changes in the fair value of these derivatives were not material for the three months ended October 31, 2025 and 2024.
As of October 31, 2025 and July 31, 2025, the total notional amount of our outstanding designated foreign currency forward contracts was $754.4 million and $693.1 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $509.7 million and $549.5 million, respectively. As of October 31, 2025, an estimated $4.1 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of October 31, 2025 and July 31, 2025.
The changes in accumulated other comprehensive income (losses) ("AOCI(L)") related to our cash flow hedges consisted of the following:

	Three Months Ended October 31,

	2025	2024
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$7,338	$(4,224)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(1,461)	469
(Gains) losses reclassified from AOCI(L) into the condensed consolidated statement of operations (1)	(2,069)	(1,208)
Balance of AOCI(L) as of the end of the period	$3,808	$(4,963)

(1) Gains related to our cash flow hedges reclassified from AOCI(L) into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Cost of revenue	$257	$277
Sales and marketing	1,465	672
Research and development	276	161
General and administrative	71	98
Total	$2,069	$1,208
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of October 31, 2025 and July 31, 2025. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended October 31, 2025, we entered into interest rate swap contracts covering the interest rate applicable to a portion of the outstanding 2028 Notes, maturing on July 15, 2028, and designated as fair value hedges. The interest rate swap contracts are intended to hedge a portion of our fair value risk exposure related to changing interest rates by effectively converting the fixed interest rate of a portion of our 2028 Notes to a floating interest rate. The interest rate swap contracts related to the 2025 Notes matured on July 1, 2025. As of October 31, 2025, the carrying amount of the hedged 2028 Notes was $748.7 million. The total notional amount of our outstanding interest rate swaps was $750.0 million as of October 31, 2025.
The gains and losses related to changes in the fair value of the interest rate swap contracts are included within interest expense in the condensed consolidated statement of operations and substantially offset changes in the fair value of the hedged portion of the underlying convertible senior notes that are attributable to the changes in underlying benchmark interest rates. As of October 31, 2025, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $2.9 million.
The gains (losses) effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$2,894	$(2,543)
Derivatives designated as hedging instruments	(1,944)	2,401
Total	$950	$(142)

Note 9. Restructuring and Other Charges
During the three months ended October 31, 2025, we carried out and completed a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. As a result, we recognized $4.7 million of restructuring charges consisting of employee severance and benefit payments.
The components of restructuring charges recognized in the condensed consolidated statement of operations for the three months ended October 31, 2025 consisted of the following:

Amount
(in thousands)
Cost of revenue	$750
Sales and marketing	2,809
Research and development	1,182
Total	$4,741
Note 10. Convertible Senior Notes
2028 Convertible Senior Notes
On July 3, 2025, we issued $1,725.0 million in aggregate principal amount of 0.0% convertible senior notes due 2028 (the "2028 Notes"), including the exercise in full by the initial purchasers of their option to purchase an additional $225.0 million principal amount of the 2028 Notes. The 2028 Notes are unsecured obligations and do not bear regular cash interest and the principal amount of the 2028 Notes will not accrete. The 2028 Notes mature on July 15, 2028, unless earlier converted or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,700.0 million. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2025 Form 10-K for further information on the 2028 Notes.
During the three months ended July 31, 2025, the conditions allowing holders of the 2028 Notes to convert were not met. Since we have the election of repaying the 2028 Notes in cash, shares of our common stock, or a combination of both, we have classified the 2028 Notes as a noncurrent liability in the consolidated balance sheet as of October 31, 2025.
During the three months ended October 31, 2025, we entered into interest rate swap contracts designated as fair value hedges covering a portion of the outstanding 2028 Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the 2028 Notes consisted of the following:

	October 31,	July 31,
	2025	2025

	(in thousands)
Principal amount	$1,725,000	$1,725,000
Less:
Unamortized debt issuance costs	22,235	24,273
Hedge accounting fair value adjustments	2,894	—
Total	$1,699,871	$1,700,727

The total fair value of the 2028 Notes was $1,776.9 million and $1,686.5 million as of October 31,2025 and July 31, 2025. The fair value was determined based on the closing trading price per $1,000 of the 2028 Notes as of the last day of trading for the period. We considered the fair value of the 2028 Notes as of October 31, 2025 to be a Level II measurement as they are not actively traded.
The interest expense of the 2028 Notes for the three months ended October 31, 2025 was $2.0 million, which consisted of the amortization of debt issuance costs.
2028 Capped Call Transactions
In connection with the pricing of the 2028 Notes, we entered into capped call transactions (the "2028 Capped Calls") with certain financial institutions (the "Option Counterparties"). The 2028 Capped Calls each have an initial strike price of $439.52 per share of our common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $784.85 per share of our common stock, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of our common stock underlying the 2028 Notes. The 2028 Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. As of October 31, 2025, the terms of the 2028 Capped Calls have not been adjusted. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2025 Form 10-K for further information on the 2028 Capped Calls.
2025 Convertible Senior Notes and 2025 Capped Call Transactions
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes were unsecured obligations and bore interest at a rate of 0.125% per year and interest is payable semiannually in arrears on January 1 and July 1 of each year. The 2025 Notes matured on July 1, 2025. We repaid the 2025 Notes in full by paying the principal amount of $1,150.0 million in cash and settled the premium amount by issuing 3.8 million new shares of our common stock. Additionally, we received 2.4 million shares of our common stock from the capped call transactions related to the 2025 Notes (the "2025 Capped Calls").
The interest expense of the 2025 Notes for the three months ended October 31, 2024 consisted of the following:

Amount
(in thousands)
Contractual interest expense	$359
Amortization of debt issuance costs	981
Total	$1,340
Note 11. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services. As of October 31, 2025, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2025 Form 10-K.

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
Stock Options
The activity of stock options for the three months ended October 31, 2025 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts and years)
Balance as of July 31, 2025	177	$220.95	7.8	$11,854
Granted	—	$—
Exercised	(26)	$152.99		$3,679
Canceled, forfeited or expired	—	—
Balance as of October 31, 2025	151	$232.74	8.9	$14,770
Exercisable and expected to vest as of July 31, 2025	47	$172.65	3.8	$5,304
Exercisable and expected to vest as of October 31, 2025	38	$200.25	8.4	$4,921
The total intrinsic value of options exercised for the three months ended October 31, 2025 and 2024 was $3.7 million and $14.3 million, respectively. There were no stock options granted during the three months ended October 31, 2025.

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the three months ended October 31, 2025:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2025	9,444	$175.55	$2,697,026
Granted	2,723	$289.21
Vested	(1,019)	$173.80	$290,936
Canceled or forfeited	(412)	$179.25
Balance as of October 31, 2025	10,736	$204.41	$3,555,537
As of October 31, 2025, there were 0.1 million outstanding PSAs with performance metrics that have not been defined and/or approved. These awards are not considered granted for accounting purposes as of October 31, 2025 and accordingly, have been excluded from the above table.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the FY 2018 Employee Stock Purchase Plan (the "ESPP"). ESPP employee payroll contributions accrued as of October 31, 2025 and July 31, 2025, were $23.9 million and $9.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of October 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. There were no shares issued under the ESPP during the periods presented.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended October 31,
	2025	2024

	(in thousands)
Cost of revenue	$19,932	$15,226
Sales and marketing	68,648	63,179
Research and development	73,559	58,071
General and administrative	26,454	20,702
Total	$188,593	$157,178
During the three months ended October 31, 2025 and 2024, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $9.3 million and $12.4 million, respectively.
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
For the three months ended October 31, 2025 and 2024, we recorded provision for income taxes of $3.2 million and $7.6 million, respectively. The decrease for the three months ended October 31, 2025 is primarily attributable to a tax benefit of $4.4 million from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation resulted in an immaterial favorable effect on the income tax provision due to the Company's valuation allowance and has been accounted for in the first quarter of fiscal year 2026.

Note 14. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended October 31,
	2025	2024

	(in thousands, except per share data)
Net loss	$(11,615)	$(12,051)
Weighted-average shares used in computing net loss per share, basic and diluted	158,596	152,557
Net loss per share, basic and diluted	$(0.07)	$(0.08)
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
In connection with the issuance of the convertible senior notes, we entered into the capped call transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The capped call transactions are expected to partially offset the potential dilution to our common stock upon any conversion of the convertible senior notes.
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	October 31,
	2025	2024

	(in thousands)
Unvested RSUs and shares of common stock	10,089	11,184
Unvested PSAs (1)	1,004	947
Share purchase rights under the ESPP	513	496
Stock options	151	366
2028 Notes (2)	3,925	—
2025 Notes (2)	—	7,626
Total	15,682	20,619
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of October 31, 2025 and 2024, as they are not considered outstanding for accounting purposes. For further information refer to Note 12, Stock-Based Compensation.
(2) Based on the initial conversion price, the entire outstanding principal amount of the 2028 Notes as of October 31, 2025 and 2025 Notes as of October 31, 2024, would have been convertible into approximately 3.9 million shares and 7.6 million shares of our common stock, respectively, which are reflected in the above table.

Note 15. Segment Information
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
The following table sets forth our segment revenue, significant adjusted segment expenses and other segment items to reconcile to condensed consolidated net loss:

	Three Months Ended October 31,
	2025	2024

	(in thousands)
Revenue	$788,112	$627,955
Less:
Adjusted cost of revenue (1)	158,329	121,994
Adjusted sales and marketing expenses (1)	296,244	240,796
Adjusted research and development expenses (1)	124,080	95,249
Adjusted general and administrative expenses (2)	37,603	35,769
Stock-based compensation expense and related payroll taxes	193,761	160,574
Amortization expense of acquired intangible assets	8,633	4,240
Restructuring and other charges	4,741	—
Acquisition-related expenses	1,083	—
Add: Other segment items, net (3)	24,747	18,616
Net loss	(11,615)	(12,051)
(1) Cost of revenue, sales and marketing expense and research and development expense, adjusted to exclude stock-based compensation and related payroll taxes, amortization of acquired intangible assets and restructuring and other charges.
(2) General and administrative expense adjusted to exclude stock-based compensation and related payroll taxes and acquisition-related expenses.
(3) Other segment items, net includes interest income, interest expense, other expense, net and provision for income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2025 (the "Fiscal 2025 Form 10-K"), filed with the SEC on September 11, 2025. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal year ended July 31, 2025 is referred to as fiscal 2025 and our fiscal year ending July 31, 2026 is referred to as fiscal 2026.
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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the three months ended October 31, 2025 and 2024, our revenue was $788.1 million and $628.0 million, respectively. We have incurred net losses in all annual periods since our inception. For the three months ended October 31, 2025 and 2024, our net loss was $11.6 million and $12.1 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform, and to address any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
In a cloud, mobile-first and AI-enabled world where organizations depend on public and third-party infrastructure and technologies to access critical applications that power their businesses, enterprises that continue to rely on legacy network and security architecture built on firewalls and VPNs face serious challenges. The adoption of cloud applications and infrastructure, the explosion of internet traffic volumes, the shift to mobile-first computing generally and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. In addition, the dependence on the internet, expanding digital transformation and growing AI usage have increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet, transform their networks and expand their AI adoption, organizations must make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Because our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
We believe that our ability to increase the number of customers, and more significantly large enterprises, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2025 and 2024, we had over 9,400 and over 8,650 customers, respectively, across all major geographies. As of July 31, 2025, we had approximately 40% of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution. However, as a result of the challenging and uncertain economic environment, potential new customers are carefully considering purchasing decisions, particularly for large expenditures. We expect customer cautiousness to continue in the near term, elongating our sales cycles and the timing of large deals.
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

Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest significantly in sales and marketing to grow and train our sales force, broaden our brand awareness and expand and deepen our channel partner relationships. While these planned investments will increase our operating expenses in the short term, we believe that over the long term these investments will help us to expand our customer base and grow our business. We also are investing in programs to increase recognition of our brand and solutions, including joint marketing activities with our channel partners and strategic partners.
We also intend to continue (i) investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and (ii) dedicating resources to update and upgrade our existing solutions, including upgrades to our cloud platform.
In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals. This is further described in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Dollar-Based Net Retention Rate
We believe that dollar-based net retention rate is an indicator to measure the long-term value of our customer relationships because it is driven by our ability to retain and expand the recurring revenue generated from our existing customers. Our dollar-based net retention rate compares the recurring revenue from a set of customers against the same metric for the prior 12-month period on a trailing basis. Because our customers have repeat buying patterns and the average term of our contracts is more than 12 months, we measure this metric over a set of customers who were with us as of the last day of the same reporting period in the prior fiscal year. For the trailing 12 months ended October 31, 2025 and 2024, the dollar-based net retention rate was 115% and 114%, respectively.
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
Dollar-based net retention rate is obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate due to a number of factors, including the performance of our cloud platform, our success in selling bigger deals, including deals for all employees with our higher-end bundles, selling multiple-pillars from the start of our contract with new customers, faster upsells within a year, the timing and the rate of ARR expansion of our existing customers, potential changes in our rate of renewals and other risk factors described elsewhere in this Quarterly Report on Form 10-Q. Some of these factors are beneficial to our business but can impact our dollar-based net retention rate, and, therefore, we do not believe that dollar-based net retention rate is a reliable metric for our business. As a result, dollar-based net retention rate will no longer be reported beginning in our quarterly report for the second quarter of fiscal 2026.
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

	Three Months Ended October 31,
	2025	2024
	(in thousands)
GAAP gross profit	$603,359	$486,493
Add:
Stock-based compensation expense and related payroll taxes	19,982	15,793
Amortization expense of acquired intangible assets	5,692	3,675
Restructuring and other charges	750	—
Non-GAAP gross profit	$629,783	$505,961
GAAP gross margin	77%	77%
Non-GAAP gross margin	80%	81%

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

	Three Months Ended October 31,
	2025	2024

	(in thousands)
GAAP loss from operations	$(36,362)	$(30,667)
Add:
Stock-based compensation expense and related payroll taxes	193,761	160,574
Amortization expense of acquired intangible assets	8,633	4,240
Restructuring and other charges	4,741	—
Acquisition-related expenses	1,083	—
Non-GAAP income from operations	$171,856	$134,147
GAAP operating margin	(5)%	(5)%
Non-GAAP operating margin	22%	21%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less purchases of property, equipment and other assets and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations. This amount, after investments in property, equipment and other assets and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position.
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of October 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$448,280	$331,335
Less:
Purchases of property, equipment and other assets	(17,311)	(17,025)
Capitalized internal-use software	(17,673)	(22,429)
Free cash flow	$413,296	$291,881
As a percentage of revenue:
Net cash provided by operating activities	57%	53%
Less:
Purchases of property, equipment and other assets	(2)%	(3)%
Capitalized internal-use software	(3)%	(4)%
Free cash flow margin	52%	46%
Annual Recurring Revenue ("ARR")
ARR is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. ARR refers to the next 12 months of revenue from subscription contracts as of the measurement date. To establish ARR for a customer, we assume that any contract expiring during the next 12 months will be renewed under the existing terms, excluding Red Canary's subscription contracts expiring in fiscal year 2026. ARR as of October 31, 2025 and 2024 was $3,204 million and $2,553 million, respectively.
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% and 97% of our revenue for the three months ended October 31, 2025 and 2024, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
We generate revenue from contracts with typical durations ranging from one to three years. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. We recognize revenue ratably over the life of the contract. Amounts that have been invoiced are recorded in deferred revenue or in revenue, if the revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance represent a significant portion of our short-term and long-term deferred revenue in comparison to invoices issued quarterly in advance or monthly in advance. We cannot predict the mix of invoicing schedules in any given period.
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
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, mix of services offered in our solutions, including new product introductions, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. We expect our gross profit to increase in absolute dollars and our gross margin to increase slightly over the long term, although our gross profit and gross margin could fluctuate from period to period depending on the interplay of the above factors.
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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling claims and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we increase the size of our general and administrative organizations, incur additional costs to support our business growth and due to any legal matters and related accruals, as further described in Note 11, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
Interest Income
Interest income consists primarily of income earned on our cash equivalents and short-term investments.
Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the convertible senior notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments, and Note 10, Convertible Senior Notes, of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Revenue	$788,112	$627,955
Cost of revenue (1) (2) (3)	184,753	141,462
Gross profit	603,359	486,493
Operating expenses:
Sales and marketing (1) (2) (3)	373,562	306,087
Research and development (1) (2) (3)	200,498	154,254
General and administrative (1) (4)	65,661	56,819
Total operating expenses	639,721	517,160
Loss from operations	(36,362)	(30,667)
Interest income	33,154	30,048
Interest expense (5)	(2,127)	(3,143)
Other expense, net	(3,039)	(652)
Loss before income taxes	(8,374)	(4,414)
Provision for income taxes	3,241	7,637
Net loss	$(11,615)	$(12,051)

(1) Includes stock-based compensation expense and related payroll taxes:
Cost of revenue	$19,982	$15,793
Sales and marketing	71,568	64,866
Research and development	75,236	58,865
General and administrative	26,975	21,050
Total	$193,761	$160,574

(2) Includes amortization expense of acquired intangible assets:
Cost of revenue	$5,692	$3,675
Sales and marketing	2,941	425
Research and development	—	140
Total	$8,633	$4,240

(3) Includes restructuring and other charges:
Cost of revenue	$750	$—
Sales and marketing	2,809	—
Research and development	1,182	—
Total	$4,741	$—

(4) Acquisition-related expenses	$1,083	$—

(5) Includes amortization of debt issuance costs	$2,038	$981

	Three Months Ended October 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	23	23
Gross margin	77	77
Operating expenses
Sales and marketing	47	49
Research and development	26	25
General and administrative	9	9
Total operating expenses	82	83
Operating margin	(5)	(6)
Interest income	4	5
Interest expense	—	—
Other expense, net	—	—
Loss before income taxes	(1)	(1)
Provision for income taxes	—	1
Net loss	(1)%	(2)%

Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue	$788,112	$627,955	$160,157	26%
Revenue increased by $160.2 million, or 26%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $86.2 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 14% from October 31, 2024 to October 31, 2025, and revenue from the Red Canary acquisition.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$184,753	$141,462	$43,291	31%
Gross margin	77%	77%
Cost of revenue increased by $43.3 million, or 31%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $31.7 million for data center and equipment-related costs for hosting and operating our cloud platform. Additionally, our employee-related expenses increased by $8.6 million, inclusive of an increase of $2.0 million in stock-based compensation expense, driven primarily by an increase in headcount, including as a result of the Red Canary acquisition.
Gross margin remained flat from 77% for the three months ended October 31, 2025, compared to the three months ended October 31, 2024.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expenses	$373,562	$306,087	$67,475	22%
Sales and marketing expenses increased by $67.5 million, or 22%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change was driven primarily by an increase of $38.7 million in employee-related expenses, inclusive of an increase of $5.5 million in stock-based compensation expense and $0.7 million in sales commissions expense. The increase in employee-related expenses was primarily due to an increase in headcount, including as a result of the Red Canary acquisition. The remainder of the increase was primarily attributable to $8.7 million in marketing and advertisement expenses, $6.8 million in facility related expenses, $6.8 million in travel expenses and $2.8 million in restructuring and other charges.
Research and Development Expenses

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development expenses	$200,498	$154,254	$46,244	30%
Research and development expenses increased by $46.2 million, or 30%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $29.1 million in employee-related expenses, inclusive of an increase of $15.5 million in stock-based compensation expense, primarily due to an increase in headcount, including as a result of the Red Canary acquisition. The remainder of the increase was primarily attributable to increased expenses of $10.4 million in facility, cloud hosting, software and equipment-related expenses to support our growth and lower capitalized internal-use software development costs of $4.8 million.
General and Administrative Expenses

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expenses	$65,661	$56,819	$8,842	16%
General and administrative expenses increased by $8.8 million, or 16%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change was driven primarily by an increase of $8.1 million in employee-related expenses, inclusive of an increase of $5.7 million in stock-based compensation expense, primarily due to an increase in headcount, including as a result of the Red Canary acquisition.
Interest Income

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$33,154	$30,048	$3,106	10%
Interest income increased by $3.1 million, or 10%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(2,127)	$(3,143)	$1,016	(32)%
Interest expense decreased by $1.0 million for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change was driven primarily by fair value hedge adjustments related to our convertible senior notes of $1.7 million. The increase was partially offset by higher amortization of debt issuance costs of $1.0 million.
Other Expense, Net

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Other expense, net	$(3,039)	$(652)	$(2,387)	366%
Other expense, net increased by $2.4 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$3,241	$7,637	$(4,396)	(58)%
Our provision for income taxes decreased by $4.4 million for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The change is primarily attributable to a tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year.
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

Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on the income tax provision for the three months ended October 31, 2025.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation resulted in an immaterial favorable effect on the income tax provision due to the Company's valuation allowance and has been accounted for in the first quarter of fiscal year 2026.

Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,321.3 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities.
In July 2025, we completed the private offering of the Convertible Senior Notes due 2028 (the “2028 Notes”) with an aggregate principal amount of $1,725.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,700.0 million. The 2028 Notes mature on July 15, 2028. In connection with the 2028 Notes, we entered into the capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we could be required to make in excess of the principal amount of the converted notes. We used an aggregate amount of $196.8 million of the net proceeds of the 2028 Notes to purchase the capped call transactions. For further information refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2025 Form 10-K.
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,201.2 million as of October 31, 2025. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2025, we had deferred revenue of $2,351.3 million, of which $1,946.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance.
As of October 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$448,280	$331,335
Net cash used in investing activities	$(1,502,211)	$(201,660)
Net cash provided by financing activities	$3,103	$890
Operating Activities
Net cash provided by operating activities during the three months ended October 31, 2025 was $448.3 million, which was driven by a net loss of $11.6 million, adjusted for non-cash charges of $297.1 million and net cash inflows of $162.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $188.6 million for stock-based compensation expense, $48.1 million for amortization of deferred contract acquisition costs, $32.7 million for depreciation and amortization expense, $18.4 million for non-cash operating lease costs, $8.6 million for amortization expense of acquired intangible assets, $3.0 million in unrealized losses on hedging transactions and $2.0 million in amortization of debt issuance costs. These non-cash charges were partially offset by deferred income taxes of $3.7 million and an accretion of investments purchased at a discount of $1.9 million. Net cash inflows from changes in operating assets and liabilities were primarily attributable to $482.9 million decrease in accounts receivable, primarily due to the timing of billings and collections, as well as an $8.4 million increase in accrued expenses and other current and noncurrent liabilities. These cash inflows were partially offset by cash outflows resulting from a decrease of $191.1 million in deferred revenue, a decrease of $54.8 million in accrued compensation, an increase of $43.7 million in deferred contract acquisition costs, a decrease of $18.6 million in operating lease liabilities, an increase of $17.3 million in prepaid expenses, other current and noncurrent assets and a decrease of $2.9 million in accounts payable.

Net cash provided by operating activities during the three months ended October 31, 2024 was $331.3 million, which resulted from a net loss of $12.1 million, adjusted for non-cash charges of $238.1 million and net cash inflows of $105.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $157.2 million for stock-based compensation expense, $39.1 million for amortization of deferred contract acquisition costs, $21.4 million for depreciation and amortization expense, $15.7 million for non-cash operating lease costs and $4.2 million for amortization expense of acquired intangible assets and unrealized losses on hedging transactions of $3.7 million. These non-cash charges were partially offset by accretion of investments purchased at a discount of $5.0 million. Net cash inflows from changes in operating assets and liabilities were primarily the result of $312.0 million in accounts receivable and an increase of $1.0 million in accounts payable. Net cash inflows were partially offset by cash outflows resulting from a decrease of $111.3 million in deferred revenue, a decrease of $34.4 million in accrued compensation, an increase of $32.8 million in deferred contract acquisition costs, a decrease of $14.2 million in operating lease liabilities, an increase of $8.8 million in prepaid expenses, other current and noncurrent assets and a decrease of $6.2 million in accrued expenses.
Investing Activities
Net cash used in investing activities during the three months ended October 31, 2025, totaled $1,502.2 million. This was primarily driven by purchases of short-term investments of $896.4 million, payments for business acquisitions, net of cash acquired, of $672.8 million and capital expenditures of $35.0 million to support the growth and expansion of our cloud platform. These outflows were partially offset by proceeds of $101.9 million from sales and maturities of short-term investments.
Net cash used in investing activities during the three months ended October 31, 2024, totaled $201.7 million. This was primarily driven by purchases of short-term investments of $430.3 million and capital expenditures of $39.5 million to support the growth and expansion of our cloud platform. These outflows were partially offset by proceeds of $268.7 million from maturities of short-term investments.
Financing Activities
Net cash provided by financing activities of $3.1 million during the three months ended October 31, 2025 was primarily attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities during the three months ended October 31, 2024 of $0.9 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended October 31, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2025 Form 10-K.

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
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended October 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2025 Form 10-K.
Interest Rate Risk
As of October 31, 2025, we had cash, cash equivalents and short-term investments totaling $3,321.3 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2025, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $27.9 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In July 2025, we issued our 2028 Notes with an aggregate principal amount of $1,725.0 million. In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped calls transactions are expected generally to reduce potential dilution to our common stock as a result of any conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, which such reduction and/or offset subject to a cap.
As the 2028 Notes have a 0.0% interest rate, we do not have economic interest rate exposure on the 2028 Notes. However, the fair value of the 2028 Notes is exposed to interest rate risk. Generally, the fair value of the 2028 Notes will increase as interest rates fall and decrease as interest rates rise. We present the fair value for required disclosure purposes only. In addition, the fair value of the 2028 Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2028 Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 10, Convertible Senior Notes, to the consolidated financial statements included in our Annual Report on Form 10-K.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Israeli Shekel, Canadian Dollar, Australian Dollar and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for the three months ended October 31, 2025 and 2024.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•repayment of our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt; and
•the impact of global economic disruptions and changing macroeconomic and geopolitical conditions remains uncertain and may have a material adverse impact on our business.
Risks Related to Our Business

Risks Related to Our Growth

We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $41.5 million, $57.7 million and $202.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of October 31, 2025, we had an accumulated deficit of $1,201.2 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users and internet traffic on our cloud platform has increased rapidly in recent years, and we anticipate that the increasing adoption and deployment of AI technologies by our customers may result in significant increases in traffic and usage on our platform. Our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods as we expand our operations and significantly increase our headcount. In addition, we expect our recent revenue growth rates will decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2025, 25%

of our revenue for fiscal 2024 and 26% of our revenue for fiscal 2023, and 30% and 26% of our revenue for the three months ended October 31, 2025 and 2024, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. We have experienced, and may in the future experience, significant change in senior management. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving so many leaders and employees, and any failure to transition effectively or to retain these new leaders could hinder our strategic planning, business execution and future performance.
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
•requirements to comply with foreign privacy, data protection and cybersecurity laws and the need to offer data sovereignty solutions to satisfy some customers' demands;
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
We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and 2028 Notes repayment requirements for at least the next 12 months. We may, however, need to raise additional funds to fund our operating expenses, make capital purchases, acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

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
In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently, generally are not recognized until launched against a target and are becoming increasingly sophisticated, prevalent and automated, as a result of the exploitation of AI technology. As a result, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted. The growth in state sponsored and AI enabled cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our services are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our services or to target our systems. If this happens, our cloud platform could be targeted by attacks specifically designed to disrupt our business and create the perception that our cloud platform is not capable of providing superior security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. Further, high profile security breaches or incidents, in particular those of cloud-based service providers, may cause our customers and potential customers to lose trust in cloud solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, AI enabled attacks or attacks targeting and exploiting AI and ML systems and applications, advanced persistent threat intrusions, ransomware and other malware, attacks on their vendors and supply chains, and theft or misuse of intellectual property or business or personal data, including by disgruntled or negligent, current or former employees or contractors. No security solution, including our cloud platform, can address all possible security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We are increasingly utilizing AI and ML capabilities, including, for example, those relating to generative AI and large language models, in our business operations and our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services and our internal applications, systems and process to help ensure that AI and ML are implemented responsibly to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use and the related risks to our business. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. In addition, as the regulatory landscape for AI and ML evolves, we must develop and maintain robust internal policies and standards that clarify functional roles and responsibilities for the responsible and compliant development, deployment and use of AI technologies in our internal operations and product offerings. The use of AI technologies presents emerging ethical issues that could become controversial and failure, or perceived failure, to establish or enforce such policies and clear lines of accountability could increase our risk of noncompliance, operational errors or reputational harm. As a result of these and other challenges associated with our use, implementation and training of AI and ML, or misunderstandings or misrepresentations by third parties about the type of data that we use to train AI or ML, we may in the future be subject to legal liability, competitive harm, negative media coverage or regulatory action, including new proposed, and in certain cases enacted, rules and legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property and other laws, and brand or reputational harm.

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
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Some of our suppliers also temporarily hold a portion of our assets for us. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, constraints based on the then-current availability, terms and pricing of these components and potential loss of assets. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us could lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted, delayed or becomes significantly more expensive, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all, as it may take several months or longer to identify, qualify and engage a new supplier or integrator. Any disruption or delay in access to components may materially increase our costs, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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
We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. In addition, our intellectual property may be stolen, including by cybercrimes, and we may not be able to identify the perpetrators or prevent the exploitation of our intellectual property by our competitors or others. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, either of which could harm our business, operating results and financial condition. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or distinguish our services from those of our competitors or that our competitors will not independently develop similar technology, duplicate any of our technology or design around our patents.
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
The United States and the global economy have recently experienced historically high levels of inflation. The existence of inflation in the U.S. and global economy, the pricing pressure created by rising inflation in prior periods and changes to trade regulations including tariffs may result in high interest rates and capital costs, high shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced IT budgets, less demand for our solutions or delays in new orders, renewals or payments due to us.
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

Artificial intelligence laws and regulations, such as the European Union's AI Act, impose compliance obligations on AI systems that process personal data. Such laws and regulations may, among other things, require risk assessments specific to AI, changes to data governance practices and enhancing transparency disclosures that supplement existing data protection requirements. The AI regulatory landscape is fragmented and uncertain, with various countries considering or enacting differing AI-specific laws and regulations to govern the emerging technology. This creates significant regulatory uncertainty about which compliance standards will ultimately govern our operations and solutions.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security and telecommunications services in the jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new obligations and changes in the interpretation of existing obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations and may adversely impact our business, financial condition and operating results. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual, perceived or purported security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
We have numerous arrangements with financial institutions that include cash and investment deposits, and non-collateralized capped call contracts, interest rate swap contracts and foreign currency forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements may default, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceedings. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.
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
As of October 31, 2025, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 41.0% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 16.8% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 2028 Notes;

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
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, as well as any issuances of our common stock in connection with the conversion of the 2028 Notes or other securities convertible or exercisable into shares of our common stock, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
We may also issue our shares of common stock or securities convertible or exercisable into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders, cause the market price of our common stock to decline and dilute your voting power. For instance, prior to April 15, 2028, our 0.0% Convertible Senior Notes due 2028, or the 2028 Notes, are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. After April 15, 2028, holders may convert all or any portion of the 2028 Notes at their option at any time. If one or more holders elect to convert their 2028 Notes and we elect to settle all or any portion of such conversions in shares of our common stock, any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2028 Notes may engage in short selling to hedge their position in the 2028 Notes. Any anticipated future issuances of shares of our common stock upon conversion of the 2028 Notes could also depress the price of our common stock.

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
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act.
Each of these exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.
Risks Related to the 2028 Notes
Repayment of our debt will require a significant amount of cash, which may impact our cash available for working capital, capital expenditures and other corporate purposes.
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
In connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions with the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Notes. It is likely they will engage in such activity during the observation period related to a conversion of the 2028 Notes, in connection with any fundamental change repurchase of the 2028 Notes and, to the extent that we unwind a corresponding portion of the capped call transactions, following any other repurchase of the 2028 Notes. These activities could influence the market price of our common stock or the 2028 Notes, potentially causing or preventing an increase or decrease in their value.

We are subject to counterparty risk with respect to the capped call transactions.
The Option Counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties is not secured by any collateral. Past global economic conditions, including in connection with increases in prevailing interest rates, have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and/or more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the Option Counterparties.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Select Market, or Nasdaq. The requirements of these rules and regulations will impose significant legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly; and place significant strain on our personnel, systems and resources.
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
On October 31, 2025, in connection with our acquisition of SPLX, we agreed to issue a total of 50,180 shares of our common stock as deferred consideration related to re-vesting of equity for certain key employees.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in this transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2025, the following director and officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On October 3, 2025, James Beer, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,716 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.
On October 6, 2025, Mike Rich, the Company's chief revenue officer and president of global sales, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 39,674 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 5, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the three months ended October 31, 2025.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
 Index to Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†+	`	Offer Letter between the Registrant and Kevin Rubin, dated April 23, 2025					X
31.1		Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002					X
31.2		Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		Inline XBRL Instance Document					X
101.SCH		Inline XBRL Taxonomy Extension Schema Document					X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________________
† Certain portions of this exhibit (indicated by "[***]") have been omitted as the registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to the registrant if publicly disclosed.
+ Indicates management contract or compensatory plan or arrangement. Previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 11, 2025.
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

Zscaler, Inc.

November 25, 2025	/s/	Kevin Rubin
Kevin Rubin
Chief Financial Officer