Form 10-Q
period 2026-01-31
Zscaler, Inc.
filed 2026-02-26
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 19, 2026, the number of shares of registrant’s common stock outstanding was 160,790,703.

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
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate, particularly as a result of artificial intelligence;
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
•our ability to comply with laws and regulations, including tariffs and trade regulations, that currently apply or become applicable to our business both in the United States ("U.S.") and internationally;
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

PART I. FINANCIAL INFORMATION
Item. 1 Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2026	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,202,751	$2,389,023
Short-term investments	2,310,000	1,183,386
Accounts receivable, net	551,820	992,181
Deferred contract acquisition costs	188,696	180,819
Prepaid expenses and other current assets	197,496	148,881
Total current assets	4,450,763	4,894,290
Property and equipment, net	544,623	543,377
Operating lease right-of-use assets	138,333	89,772
Deferred contract acquisition costs, noncurrent	330,608	328,722
Acquired intangible assets, net	193,376	47,323
Goodwill	1,001,401	417,730
Other noncurrent assets	94,724	98,674
Total assets	$6,753,828	$6,419,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,031	$46,906
Accrued expenses and other current liabilities	100,264	93,984
Accrued compensation	160,515	181,807
Deferred revenue	1,983,569	2,054,417
Operating lease liabilities	67,587	52,497
Total current liabilities	2,340,966	2,429,611
Convertible senior notes	1,702,718	1,700,727
Deferred revenue, noncurrent	371,786	413,609
Operating lease liabilities, noncurrent	94,083	43,352
Other noncurrent liabilities	48,327	33,316
Total liabilities	4,557,880	4,620,615
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of January 31, 2026 and July 31, 2025; no shares issued and outstanding as of January 31, 2026 and July 31, 2025	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of January 31, 2026 and July 31, 2025; 160,570 and 158,301 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	161	159
Additional paid-in capital	3,416,085	2,980,591
Accumulated other comprehensive income	15,187	8,081
Accumulated deficit	(1,235,485)	(1,189,558)
Total stockholders’ equity	2,195,948	1,799,273
Total liabilities and stockholders’ equity	$6,753,828	$6,419,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Revenue	$815,751	$647,900	$1,603,863	$1,275,855
Cost of revenue	191,260	148,498	376,013	289,960
Gross profit	624,491	499,402	1,227,850	985,895
Operating expenses:
Sales and marketing	368,946	307,872	742,508	613,959
Research and development	229,137	170,860	429,635	325,114
General and administrative	78,181	60,810	143,842	117,629
Total operating expenses	676,264	539,542	1,315,985	1,056,702
Loss from operations	(51,773)	(40,140)	(88,135)	(70,807)
Interest income	33,893	30,878	67,047	60,926
Interest expense	(4,221)	(2,339)	(6,348)	(5,482)
Other income (expense), net	803	(4,936)	(2,236)	(5,588)
Loss before income taxes	(21,298)	(16,537)	(29,672)	(20,951)
Provision for (benefit from) income taxes	13,014	(8,813)	16,255	(1,176)
Net loss	$(34,312)	$(7,724)	$(45,927)	$(19,775)
Net loss per share, basic and diluted	$(0.21)	$(0.05)	$(0.29)	$(0.13)
Weighted-average shares used in computing net loss per share, basic and diluted	159,683	153,672	159,139	153,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net loss	$(34,312)	$(7,724)	$(45,927)	$(19,775)
Available-for-sale securities:
Change in net unrealized gains on available-for-sale securities	1,348	3	4,686	1,044
Cash flow hedging instruments:
Change in net unrealized gains (losses)	8,250	(20,974)	6,789	(20,505)
Net realized (gains) losses reclassified into net loss	(2,300)	3,154	(4,369)	1,946
Net change on cash flow hedges	5,950	(17,820)	2,420	(18,559)
Other comprehensive income (loss)	7,298	(17,817)	7,106	(17,515)
Comprehensive loss	$(27,014)	$(25,541)	$(38,821)	$(37,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended January 31, 2026:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2025	159,468	$159	$3,175,453	$7,889	$(1,201,173)	$1,982,328
Issuance of common stock under the employee stock purchase plan	123	—	21,506	—	—	21,506
Vesting of restricted stock units and performance stock awards	979	2	(2)	—	—	—
Stock-based compensation	—	—	219,128	—	—	219,128
Other comprehensive income	—	—	—	7,298	—	7,298
Net loss	—	—	—	—	(34,312)	(34,312)
Balance as of January 31, 2026	160,570	$161	$3,416,085	$15,187	$(1,235,485)	$2,195,948

Stockholders' equity activity for the three months ended January 31, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	153,415	$153	$2,593,010	$(4,487)	$(1,160,131)	$1,428,545
Issuance of common stock upon exercise of stock options	235	—	2,566	—	—	2,566
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	889	2	(2)	—	—	—
Stock-based compensation	—	—	179,432	—	—	179,432
Other comprehensive loss	—	—	—	(17,817)	—	(17,817)
Net loss	—	—	—	—	(7,724)	(7,724)
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the six months ended January 31, 2026:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	158,301	$159	$2,980,591	$8,081	$(1,189,558)	$1,799,273
Issuance of common stock upon exercise of stock options	26	—	3,984	—	—	3,984
Issuance of common stock under the employee stock purchase plan	123	—	21,506	—	—	21,506
Vesting of restricted stock units and performance stock awards	1,998	2	(2)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	122	—	—	—	—	—
Stock-based compensation	—	—	410,006	—	—	410,006
Other comprehensive income	—	—	—	7,106	—	7,106
Net loss	—	—	—	—	(45,927)	(45,927)
Balance as of January 31, 2026	160,570	$161	$3,416,085	$15,187	$(1,235,485)	$2,195,948

Stockholders' equity activity for the six months ended January 31, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	322	—	3,456	—	—	3,456
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	1,727	3	(3)	—	—	—
Stock-based compensation	—	—	344,734	—	—	344,734
Other comprehensive loss	—	—	—	(17,515)	—	(17,515)
Net loss	—	—	—	—	(19,775)	(19,775)
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(45,927)	$(19,775)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	67,595	45,911
Amortization expense of acquired intangible assets	19,747	8,485
Amortization of deferred contract acquisition costs	97,633	79,191
Amortization of debt issuance costs	4,078	1,963
Non-cash operating lease costs	38,756	31,565
Stock-based compensation expense	405,146	329,295
Accretion of investments purchased at a discount	(3,635)	(10,110)
Unrealized (gains) losses on hedging transactions	(1,061)	3,036
Deferred income taxes	(1,553)	(17,359)
Other	2,438	1,303
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	461,531	222,043
Deferred contract acquisition costs	(107,396)	(74,158)
Prepaid expenses, other current and noncurrent assets	(30,222)	(12,144)
Accounts payable	(22,117)	98
Accrued expenses, other current and noncurrent liabilities	6,252	(11,481)
Accrued compensation	(29,535)	(20,380)
Deferred revenue	(187,081)	(16,469)
Operating lease liabilities	(22,296)	(30,246)
Net cash provided by operating activities	652,353	510,768
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(35,066)	(32,043)
Capitalized internal-use software	(34,862)	(43,416)
Payments for business acquisitions, net of cash acquired	(672,780)	(834)
Purchase of strategic investments	(2,008)	(786)
Purchases of short-term investments	(1,401,469)	(729,066)
Proceeds from maturities of short-term investments	242,803	605,003
Proceeds from sale of short-term investments	40,258	—
Net cash used in investing activities	(1,863,124)	(201,142)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,984	3,456
Proceeds from issuance of common stock under the employee stock purchase plan	21,506	22,344
Payment of holdback amounts related to a business acquisition	(110)	—
Payments for issuance costs related to the 2028 Notes	(684)	—
Purchases of capped calls related to the 2028 Notes	(197)	—
Net cash provided by financing activities	24,499	25,800
Net increase (decrease) in cash and cash equivalents	(1,186,272)	335,426
Cash and cash equivalents at beginning of period	2,389,023	1,423,080
Cash and cash equivalents at end of period	$1,202,751	$1,758,506
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$24,659	$16,901
Cash paid for interest expense	$—	$718
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$84,165	$23,086
Net change in purchased equipment included in accounts payable and accrued expenses	$(6,685)	$1,017

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and applicable regulations of the SEC regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2025 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of January 31, 2026, the condensed consolidated statements of operations for the three and six months ended January 31, 2026 and 2025, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended January 31, 2026 and 2025 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and six months ended January 31, 2026 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2026 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended January 31, 2026.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to make targeted improvements to the accounting and application of guidance related to costs incurred to develop software for internal use. This standard is effective for us in the annual and interim periods beginning in the first quarter of fiscal 2029. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. The amended guidance requires estimation of credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. This standard is effective for us in the annual and interim periods beginning in the first quarter of fiscal 2027. We are currently evaluating the potential impact of this standard on our consolidated financial statement disclosures.
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
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% of our revenue for the three and six months ended January 31, 2026, respectively, and 98% and 97% of our revenue for the three and six months ended January 31, 2025, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended January 31,				Six Months Ended January 31,
	2026		2025		2026		2025
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$432,158	53%	$328,389	51%	$859,289	54%	$647,700	51%
Europe, Middle East and Africa	228,337	28%	192,912	30%	440,670	27%	378,981	30%
Asia Pacific	126,207	15%	102,817	16%	246,659	15%	202,199	16%
Other	29,049	4%	23,782	3%	57,245	4%	46,975	3%
Total	$815,751	100%	$647,900	100%	$1,603,863	100%	$1,275,855	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended January 31,				Six Months Ended January 31,
	2026		2025		2026		2025
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$688,456	84%	$572,988	88%	$1,354,468	84%	$1,131,347	89%
Direct customers	127,295	16%	74,912	12%	249,395	16%	144,508	11%
Total	$815,751	100%	$647,900	100%	$1,603,863	100%	$1,275,855	100%

Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	January 31, 2026	July 31, 2025
Channel partner A	*	12%
(*) Represents less than 10%.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of January 31, 2026 and July 31, 2025 was $2,355.4 million and $2,468.0 million, respectively. In the six months ended January 31, 2026 and 2025, we recognized revenue of $1,327.0 million and $1,080.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,050.8 million. We expect to recognize 47% of the transaction price over the next 12 months and 91% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.

The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$505,119	$439,131	$509,541	$445,398
Capitalization of contract acquisition costs	63,736	41,357	107,396	74,158
Amortization of deferred contract acquisition costs	(49,551)	(40,123)	(97,633)	(79,191)
Ending balance	$519,304	$440,365	$519,304	$440,365
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	January 31, 2026	July 31, 2025

	(in thousands)
Deferred contract acquisition costs, current	$188,696	$180,819
Deferred contract acquisition costs, noncurrent	330,608	328,722
Total deferred contract acquisition costs	$519,304	$509,541

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of January 31, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$928,783	$—	$—	$928,783
Certificates of deposit	123,089	—	—	123,089
Total cash equivalents	$1,051,872	$—	$—	$1,051,872

Short-term investments:
U.S. treasury securities	$347,934	$482	$(43)	$348,373
U.S. government agency securities	67,396	36	(57)	67,375
Corporate debt securities	1,703,458	5,323	(502)	1,708,279
Asset-backed securities	185,785	228	(40)	185,973
Total short-term investments	$2,304,573	$6,069	$(642)	$2,310,000

Total cash equivalents and short-term investments	$3,356,445	$6,069	$(642)	$3,361,872
Cash equivalents and short-term investments consisted of the following as of July 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,403,678	$—	$—	$1,403,678
Corporate debt securities	8,468	—	—	8,468
Certificates of deposit	131,463	—	—	131,463
Total cash equivalents	$1,543,609	$—	$—	$1,543,609

Short-term investments:
U.S. treasury securities	$231,193	$56	$(250)	$230,999
U.S. government agency securities	75,006	26	(40)	74,992
Corporate debt securities	876,330	1,812	(747)	877,395
Total short-term investments	$1,182,529	$1,894	$(1,037)	$1,183,386

Total cash equivalents and short-term investments	$2,726,138	$1,894	$(1,037)	$2,726,995

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of January 31, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$469,524	$470,742
Due between one to three years	1,649,264	1,653,285
Asset-backed securities	185,785	185,973
Total	$2,304,573	$2,310,000
Short-term investments that were in continuous unrealized loss position as of January 31, 2026 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$120,128	$(43)	$—	$—	$120,128	$(43)
U.S. government agency securities	24,930	(57)	—	—	24,930	(57)
Corporate debt securities	347,130	(502)	—	—	347,130	(502)
Asset-backed securities	14,521	(40)	—	—	14,521	(40)
Total	$506,709	$(642)	$—	$—	$506,709	$(642)
Short-term investments that were in continuous unrealized loss position as of July 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$156,395	$(250)	$—	$—	$156,395	$(250)
U.S. government agency securities	36,098	(40)	—	—	36,098	(40)
Corporate debt securities	360,840	(747)	—	—	360,840	(747)
Total	$553,333	$(1,037)	$—	$—	$553,333	$(1,037)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of January 31, 2026 and July 31, 2025.
As of January 31, 2026 and July 31, 2025, we recorded $23.7 million and $17.9 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of January 31, 2026 and July 31, 2025, the carrying amount of our strategic investments was $12.6 million and $10.6 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amounts during the periods presented.
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Our investments in U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate debt securities, asset-backed securities, as well as assets and liabilities arising from our foreign currency forward contracts and interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of January 31, 2026:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$928,783	$928,783	$—	$—
Certificates of deposit	123,089	—	123,089	—
Total cash equivalents	$1,051,872	$928,783	$123,089	$—

Short-term investments:
U.S. treasury securities	$348,373	$—	$348,373	$—
U.S. government agency securities	67,375	—	67,375	—
Corporate debt securities	1,708,279	—	1,708,279	—
Asset-backed securities	185,973	—	185,973	—
Total short-term investments	$2,310,000	$—	$2,310,000	$—

Total cash equivalents and short-term investments	$3,361,872	$928,783	$2,433,089	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$17,998	$—	$17,998	$—
Foreign currency contracts assets-noncurrent (2)	$3,106	$—	$3,106	$—
Foreign currency contracts liabilities-current (3)	$8,141	$—	$8,141	$—
Foreign currency contracts liabilities-noncurrent (4)	$2,397	$—	$2,397	$—
Interest rate contracts liabilities-current (3)	$1,629	$—	$1,629	$—
Interest rate contracts liabilities-noncurrent (4)	$420	$—	$420	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$5,302	$—	$5,302	$—
Foreign currency contracts liabilities-current (3)	$3,688	$—	$3,688	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2026 and July 31, 2025.

Note 5. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following:

	January 31, 2026	July 31, 2025

	(in thousands)
Hosting equipment (1)	$594,404	$571,312
Capitalized internal-use software	376,579	322,265
Computers and equipment	10,366	9,138
Purchased software	1,102	1,102
Furniture and fixtures	1,484	1,195
Leasehold improvements	11,750	10,141
Total property and equipment, gross	995,685	915,153
Less: Accumulated depreciation and amortization	(451,062)	(371,776)
Total property and equipment, net	$544,623	$543,377
(1) Includes purchased equipment that had not been placed in service, totaling $101.9 million and $163.5 million as of January 31, 2026 and July 31, 2025, respectively.
We recognized depreciation and amortization expense on property and equipment of $34.3 million and $24.2 million for the three months ended January 31, 2026 and 2025, respectively, and $66.4 million and $45.2 million for the six months ended January 31, 2026 and 2025, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $7.5 million and $5.0 million for the three months ended January 31, 2026 and 2025, respectively, and $14.4 million and $9.2 million for the six months ended January 31, 2026 and 2025, respectively.
Purchased Intangible Assets
Purchased intangible assets are amortized on a straight-line basis over an estimated useful life of 10 years. These assets are included within other noncurrent assets in the condensed consolidated balance sheets.
Purchased intangible assets consisted of the following:

	January 31, 2026	July 31, 2025

	(in thousands)
Internet protocol addresses and source codes	$21,247	$20,264
Accumulated amortization	(5,754)	(4,641)
Total purchased intangible assets, net	$15,493	$15,623

We recognized amortization expense on purchased intangible assets of $0.6 million and $0.4 million for the three months ended January 31, 2026 and 2025, respectively, and $1.1 million and $0.8 million for the six months ended January 31, 2026 and 2025, respectively.
Accrued Compensation
Accrued compensation consisted of the following:

	January 31, 2026	July 31, 2025

	(in thousands)
Accrued commissions	$34,588	$59,429
Accrued bonuses	61,797	51,598
Accrued payroll and related expenses	50,547	61,370
Employee stock purchase plan	13,583	9,410
Total accrued compensation	$160,515	$181,807
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
During the three months ended January 31, 2026 and within the measurement period, we adjusted the preliminary valuation of the acquired intangible assets from $14.1 million to $3.3 million, which was allocated to the acquired developed technology. This change resulted from transitioning from a benchmarking valuation approach to a replacement cost approach, which we believe provides a more appropriate fair value measurement. As a result of these adjustments and related tax impact, goodwill increased from $32.2 million to $39.2 million. The estimated useful life of the acquired developed technology is four years.
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

Red Canary Inc.
On August 1, 2025, we acquired all the equity of Red Canary Inc. ("Red Canary"), a managed detection and response technology company incorporated in the United States. With this acquisition, we plan to accelerate innovations in Agentic AI-driven security operations.
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
As of August 1, 2025, we estimated fair value of the acquired intangible assets using the income approach. Based on this valuation approach, the estimated the fair value of acquired customer relationships, developed technology and trademarks was $90.8 million, $61.1 million and $10.6 million, respectively.
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
Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the six months ended January 31, 2026 consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2025	$417,730
Goodwill acquired	583,671
Balance as of January 31, 2026	$1,001,401
Acquired Intangible Assets
Acquired intangible assets consist of developed technology, customer relationships and trademarks acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During three and six months ended January 31, 2026, in connection with the acquisition of SPLX and Red Canary, we acquired certain intangible assets, as further described in Note 6, Business Combinations.
Changes in acquired intangible assets for the six months ended January 31, 2026 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2025	Additions	January 31, 2026	July 31, 2025	Amortization Expense	January 31, 2026	July 31, 2025	January 31, 2026	January 31, 2026
	(in thousands)								(years)
Developed technology	$99,964	$64,400	$164,364	$(57,772)	$(12,609)	$(70,381)	$42,192	$93,983	3.9
Customer relationships	9,960	90,800	100,760	(4,829)	(6,255)	(11,084)	5,131	89,676	6.4
Trademarks	—	10,600	10,600	—	(883)	(883)	—	9,717	4.6
Total	$109,924	$165,800	$275,724	$(62,601)	$(19,747)	$(82,348)	$47,323	$193,376	5.1
Amortization expense of acquired intangible assets for the three and six months ended January 31, 2026 was $11.1 million and $19.7 million, respectively, and for the three and six months ended January 31, 2025 was $4.2 million and $8.5 million, respectively. Amortization expense of developed technology is included primarily within cost of revenue and amortization expense of customer relationships and trademarks is included primarily within sales and marketing expenses, in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets as of January 31, 2026 consisted of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2026 (remaining six months)	$21,741
2027	41,146
2028	39,313
2029	35,415
2030	27,543
Thereafter	28,218
Total	$193,376

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
We use foreign currency forward contracts to manage risks related to fluctuations in exchange rates. We designate certain of these instruments as cash flow hedges to mitigate the impact of currency fluctuations on forecasted operating expenses, typically with maturities of up to 21 months.
We also utilize non-designated forward contracts to manage exposure from the remeasurement of monetary assets and liabilities, typically with maturities of one to four months. Changes in the fair value of these non-designated derivatives are recorded in other income (expense), net, and were not material for the periods presented.
As of January 31, 2026 and July 31, 2025, the total notional amount of our outstanding designated foreign currency forward contracts was $791.1 million and $693.1 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $501.3 million and $549.5 million, respectively. As of January 31, 2026, an estimated $9.1 million of the unrealized gain related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of January 31, 2026 and July 31, 2025.
The changes in accumulated other comprehensive income (losses) ("AOCI(L)") related to our cash flow hedges consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,

	2026	2025	2026	2025
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$3,808	$(4,963)	$7,338	$(4,224)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	8,250	(20,974)	6,789	(20,505)
(Gains) losses reclassified from AOCI(L) into the condensed consolidated statement of operations (1)	(2,300)	3,154	(4,369)	1,946
Balance of AOCI(L) as of the end of the period	$9,758	$(22,783)	$9,758	$(22,783)

(1) (Gains) losses related to our cash flow hedges reclassified from AOCI(L) into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$(244)	$513	$(501)	$236
Sales and marketing	(1,256)	2,229	(2,721)	1,557
Research and development	(741)	347	(1,017)	186
General and administrative	(59)	65	(130)	(33)
Total	$(2,300)	$3,154	$(4,369)	$1,946
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of January 31, 2026 and July 31, 2025. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended October 31, 2025, we entered into interest rate swap contracts covering the interest rate applicable to a portion of the outstanding 2028 Notes, maturing on July 15, 2028, and designated as fair value hedges. The interest rate swap contracts are intended to hedge a portion of our fair value risk exposure related to changing interest rates by effectively converting the fixed interest rate of a portion of our 2028 Notes to a floating interest rate. The interest rate swap contracts related to the 2025 Notes (as defined below) matured on July 1, 2025. As of January 31, 2026, the carrying amount of the hedged 2028 Notes (as defined below) was $749.1 million and the total notional amount of outstanding interest rate swaps was $750.0 million.
The gains and losses related to changes in the fair value of the interest rate swap contracts are included within interest expense in the condensed consolidated statement of operations. As of January 31, 2026, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $2.1 million.
The gains and losses effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$(807)	$(732)	$2,087	$(3,275)
Derivatives designated as hedging instruments	(105)	674	(2,049)	3,075
Total	$(912)	$(58)	$38	$(200)
Note 9. Restructuring and Other Charges
During the three months ended October 31, 2025, we carried out and completed a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. As a result, we recognized $4.7 million of restructuring charges consisting of employee severance and benefit payments.
The components of restructuring charges recognized in the condensed consolidated statement of operations for the six months ended January 31, 2026 consisted of the following:

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
During the three months ended January 31, 2026, the conditions allowing holders of the 2028 Notes to convert were not met. Since we have the election of repaying the 2028 Notes in cash, shares of our common stock, or a combination of both, we have classified the 2028 Notes as a noncurrent liability in the condensed consolidated balance sheet as of January 31, 2026.
During the three months ended October 31, 2025, we entered into interest rate swap contracts designated as fair value hedges covering a portion of the outstanding 2028 Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the 2028 Notes consisted of the following:

	January 31,	July 31,
	2026	2025

	(in thousands)
Principal amount	$1,725,000	$1,725,000
Less:
Unamortized debt issuance costs	20,195	24,273
Hedge accounting fair value adjustments	2,087	—
Total	$1,702,718	$1,700,727
The total fair value of the 2028 Notes was $1,606.1 million and $1,686.5 million as of January 31, 2026 and July 31, 2025. The fair value was determined based on the closing trading price per $1,000 of the 2028 Notes as of the last day of trading for the reporting period. We considered the fair value of the 2028 Notes as of January 31, 2026 to be a Level II measurement as they are not actively traded.
The interest expense of the 2028 Notes for the three and six months ended January 31, 2026 was $2.0 million and $4.1 million, which consisted of the amortization of debt issuance costs.

2028 Capped Call Transactions
In connection with the pricing of the 2028 Notes, we entered into capped call transactions (the "2028 Capped Calls") with certain financial institutions (the "Option Counterparties"). The 2028 Capped Calls have an initial strike price of $439.52 per share of our common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $784.85 per share of our common stock, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of our common stock underlying the 2028 Notes. The 2028 Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. As of January 31, 2026, the terms of the 2028 Capped Calls have not been adjusted. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2025 Form 10-K for further information on the 2028 Capped Calls.
2025 Convertible Senior Notes and 2025 Capped Call Transactions
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes were unsecured obligations and bore a contractual interest rate of 0.125% per year with interest payable semiannually in arrears on January 1 and July 1 of each year. The 2025 Notes matured on July 1, 2025. We repaid the 2025 Notes in full by paying the principal amount of $1,150.0 million in cash and settling the premium amount by issuing 3.8 million new shares of our common stock. Additionally, we received 2.4 million shares of our common stock from the capped call transactions related to the 2025 Notes (the "2025 Capped Calls").
The interest expense of the 2025 Notes consisted of the following:

	Three Months Ended January 31,	Six Months Ended January 31,
	2025
	(in thousands)
Contractual interest expense	$359	$718
Amortization of debt issuance costs	982	1,963
Total	$1,341	$2,681
Note 11. Leases
During the three months ended January 31, 2026, we took possession of our new headquarters located in Santa Clara, California. This lease, which was executed in fiscal 2025, consists of approximately 301,000 square feet of rentable space with a rent commencement date of August 15, 2026 and an expiration date of April 30, 2032. In accordance with ASU No. 842, Leases, we recognized in the condensed consolidated balance sheet a right-of-use asset of $14.8 million and a corresponding operating lease liability of $29.4 million upon possession.
Note 12. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services. As of January 31, 2026, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2025 Form 10-K.

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
Stock Options
The activity of stock options for the six months ended January 31, 2026 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts and years)
Balance as of July 31, 2025	177	$220.95	7.8	$11,854
Granted	—	$—
Exercised	(26)	$152.99		$3,679
Canceled, forfeited or expired	—	$—
Balance as of January 31, 2026	151	$232.74	8.7	$118
Exercisable and expected to vest as of July 31, 2025	47	$172.65	3.8	$5,304
Exercisable and expected to vest as of January 31, 2026	44	$200.47	8.2	$73
The total intrinsic value of options exercised for the six months ended January 31, 2026 and 2025 was $3.7 million and $57.3 million, respectively. The weighted-average grant date fair value per share of stock options granted in the six months ended January 31, 2025 was $118.8 million.

We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended January 31,
2025

Expected term (in years)	6.0
Expected stock price volatility	57.7%
Risk-free interest rate	4.1%
Dividend yield	—%

There were no stock options granted during six months ended January 31, 2026.

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the six months ended January 31, 2026:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2025	9,444	$175.55	$2,697,026
Granted	3,149	$283.59
Vested	(1,998)	$182.26	$516,651
Canceled or forfeited	(892)	$165.27
Balance as of January 31, 2026	9,703	$210.16	$1,940,823
Employee Stock Purchase Plan
In fiscal 2018, we adopted the FY 2018 Employee Stock Purchase Plan (the "ESPP"). During the three months ended January 31, 2026, employees purchased 0.1 million shares of our common stock under the ESPP at average purchase price of $175.05 per share, resulting in cash proceeds of $21.5 million. ESPP employee payroll contributions accrued as of January 31, 2026 and July 31, 2025, were $13.6 million and $9.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of January 31, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended January 31,
	2026	2025

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	36.4% - 42.7%	43.6% - 47.6%
Risk-free interest rate	3.5% - 3.6%	4.2% - 4.3%
Dividend yield	—%	—%

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$22,743	$17,194	$42,675	$32,420
Sales and marketing	79,556	67,955	148,204	131,134
Research and development	83,573	64,499	157,132	122,570
General and administrative	30,681	22,469	57,135	43,171
Total	$216,553	$172,117	$405,146	$329,295
During the three months ended January 31, 2026 and 2025, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $10.1 million and $12.3 million, respectively. During the six months ended January 31, 2026 and 2025, the amount capitalized was $19.4 million and $24.7 million, respectively.

Note 14. Income Taxes
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
For the three months ended January 31, 2026 and 2025, we recorded provision for (benefit from) income taxes of $13.0 million and $(8.8) million, respectively. We recorded provision for (benefit from) income taxes of $16.3 million and $(1.2) million for the six months ended January 31, 2026 and 2025, respectively. Our provision for income taxes is primarily attributable to the mix of earnings in countries with different statutory tax rates, partially offset by excess tax benefits related to stock-based compensation. The change in the income tax provision for the three and six months ended January 31, 2026, as compared to the same periods in the prior year, was primarily driven by a non-recurring release of the valuation allowance on our United Kingdom deferred tax assets in the prior year. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We began accounting for the provisions in the legislation in fiscal 2026, which resulted in an immaterial favorable effect on the income tax provision, mainly due to the Company's valuation allowance.
The OECD's January 2026, guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.

Note 15. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net loss	$(34,312)	$(7,724)	$(45,927)	$(19,775)
Weighted-average shares used in computing net loss per share, basic and diluted	159,683	153,672	159,139	153,114
Net loss per share, basic and diluted	$(0.21)	$(0.05)	$(0.29)	$(0.13)
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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	January 31,
	2026	2025

	(in thousands)
Unvested RSUs and shares of common stock	9,103	10,489
Unvested PSAs (1)	955	1,081
Share purchase rights under the ESPP	250	767
Stock options	151	181
2028 Notes (2)	3,925	—
2025 Notes (2)	—	7,626
Total	14,384	20,144
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of January 31, 2026 and 2025, as they are not considered outstanding for accounting purposes. For further information refer to Note 13, Stock-Based Compensation.
(2) Based on the initial conversion price, the entire outstanding principal amount of the 2028 Notes as of January 31, 2026 and the 2025 Notes as of January 31, 2025 would have been convertible into approximately 3.9 million shares and 7.6 million shares of our common stock, respectively, which are reflected in the table above.
Note 16. Segment Information
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
The following table sets forth our segment revenue, significant adjusted segment expenses and other segment items to reconcile to condensed consolidated net loss:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$815,751	$647,900	$1,603,863	$1,275,855
Less:
Adjusted cost of revenue (1)	161,463	127,064	319,792	249,058
Adjusted sales and marketing expenses (1)	283,102	237,468	579,346	478,264
Adjusted research and development expenses (1)	144,448	104,959	268,528	200,208
Adjusted general and administrative expenses (2)	45,772	37,948	83,375	73,717
Stock-based compensation expense and related payroll taxes	220,413	176,356	414,174	336,930
Amortization expense of acquired intangible assets	11,114	4,245	19,747	8,485
Restructuring and other charges	—	—	4,741	—
Acquisition-related expenses	1,212	—	2,295	—
Add: Other segment items, net (3)	17,461	32,416	42,208	51,032
Net loss	$(34,312)	$(7,724)	$(45,927)	$(19,775)
(1) Cost of revenue, sales and marketing expense and research and development expense, adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets and restructuring and other charges.
(2) General and administrative expense adjusted to exclude stock-based compensation and related employer payroll taxes and acquisition-related expenses.
(3) Other segment items, net include interest income, interest expense, other expense, net and provision for income taxes.
Note 17. Subsequent Event
On February 5, 2026, we acquired all the equity of SquareX Holdings, Inc. (“SquareX”), a privately held cybersecurity company specializing in web-based threat protection. We anticipate that this acquisition will extend our browser capabilities to unmanaged devices. The total purchase price for the transaction was approximately $113.0 million, subject to certain purchase price adjustments, and is payable in cash. Certain of the consideration was withheld at the closing to secure certain indemnity obligations. We will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the proximity of the closing, the initial accounting is currently incomplete; accordingly, we cannot yet disclose the preliminary fair values of the acquired net assets. We expect to complete the initial accounting during the third quarter of fiscal 2026.

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
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is calculated on a per-user and metered-usage basis. We recognize subscription and support revenue ratably over the life of customer contracts, which is generally one to three years. As of July 31, 2025, we had expanded our operations to over 9,400 customers across major industries, with users in over 185 countries. Government agencies and some of the largest enterprises in the world rely on us to support their secure digital transformation.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the six months ended January 31, 2026 and 2025, our revenue was $1,603.9 million and $1,275.9 million, respectively. We have incurred net losses in all annual periods since our inception. For the six months ended January 31, 2026 and 2025, our net loss was $45.9 million and $19.8 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform and to address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Certain Factors Affecting Our Performance
Increased Internet Traffic and Adoption of Cloud-Based Software and Security
In a cloud, mobile-first and AI-enabled world where organizations depend on public and third-party infrastructure and technologies to access critical applications that power their businesses, enterprises that continue to rely on outdated network and security architecture built on firewalls and VPNs face serious challenges. The adoption of cloud applications and infrastructure, the explosion of internet traffic volumes, the shift to mobile-first computing generally and the pace at which enterprises adopt the internet as their corporate network in particular, impact our ability to drive market adoption of our cloud platform. In addition, the dependence on the internet, expanding digital transformation and growing AI usage have increased exposure to malicious or compromised websites, and sophisticated hackers are exploiting the gaps left by legacy network security appliances. To securely access the internet, transform their networks and expand their AI adoption, organizations must make fundamental changes in their network and security architectures. We believe that most organizations have yet to fully make these investments. Because our cloud platform enables organizations to securely embrace digital transformation, we believe that the imperative for organizations to securely move to the cloud and safely realize the benefits of AI will increase demand for our cloud platform and broaden our customer base.
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
Follow-On Sales
We typically expand our relationship with our customers over time. While most of our new customers route all of their internet-bound web traffic through our cloud platform, some of our customers initially use our services for a specific security functionality. We leverage our land-and-expand model with the goal of generating incremental revenue, often within the term of the initial subscription, by increasing sales to our existing customers in one of three ways:
•expanding deployment of our cloud platform to cover additional users and services;
•upgrading to more advanced capabilities, including AI-enabled features; and
•selling a subscription to a new solution or product, for example selling data security or AI security services to an existing ZIA or ZPA customer.
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
In addition, we expect our general and administrative expenses to increase in absolute dollars in the foreseeable future, as we continue to operate as a public company, and address any legal matters and related accruals. This is further described in Note 12, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
GAAP gross profit	$624,491	$499,402	$1,227,850	$985,895
Add:
Stock-based compensation expense and related payroll taxes	22,880	17,619	42,862	33,412
Amortization expense of acquired intangible assets	6,917	3,815	12,609	7,490
Restructuring and other charges	—	—	750	—
Non-GAAP gross profit	$654,288	$520,836	$1,284,071	$1,026,797
GAAP gross margin	77%	77%	77%	77%
Non-GAAP gross margin	80%	80%	80%	80%
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
GAAP loss from operations	$(51,773)	$(40,140)	$(88,135)	$(70,807)
Add:
Stock-based compensation expense and related payroll taxes	220,413	176,356	414,174	336,930
Amortization expense of acquired intangible assets	11,114	4,245	19,747	8,485
Restructuring and other charges	—	—	4,741	—
Acquisition-related expenses	1,212	—	2,295	—
Non-GAAP income from operations	$180,966	$140,461	$352,822	$274,608
GAAP operating margin	(6)%	(6)%	(5)%	(6)%
Non-GAAP operating margin	22%	22%	22%	22%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of January 31, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Net cash provided by operating activities	$204,073	$179,433	$652,353	$510,768
Less:
Purchases of property, equipment and other assets	(17,755)	(15,018)	(35,066)	(32,043)
Capitalized internal-use software	(17,189)	(20,987)	(34,862)	(43,416)
Free cash flow	$169,129	$143,428	$582,425	$435,309
As a percentage of revenue:
Net cash provided by operating activities	25%	27%	41%	40%
Less:
Purchases of property, equipment and other assets	(2)%	(2)%	(3)%	(3)%
Capitalized internal-use software	(2)%	(3)%	(2)%	(3)%
Free cash flow margin	21%	22%	36%	34%
Annual Recurring Revenue ("ARR")
ARR is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. ARR refers to the next 12 months of revenue from subscription contracts as of the measurement date. To establish ARR for a customer, we assume that any contract expiring during the next 12 months will be renewed under the existing terms, excluding Red Canary's subscription contracts expiring in fiscal year 2026. ARR as of January 31, 2026 and 2025 was $3,359 million and $2,683 million, respectively.
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% of our revenue for the three and six months ended January 31, 2026, respectively, and 98% and 97% of our revenue for the three and six months ended January 31, 2025, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
Operating Expenses
Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead expenses (i.e., facilities, IT, depreciation expense and amortization expense).
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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries and bonuses, stock-based compensation expense and employee benefit expenses for our finance, legal, human resources and administrative personnel, as well as professional fees for external legal services (including certain litigation-related expenses), accounting and other related consulting services. The litigation-related expenses include professional fees and related expenses incurred by us in defending or settling claims and, if applicable, accruals related to estimated losses in connection with these claims. We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we increase the size of our general and administrative organizations, incur additional costs to support our business growth and due to any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. In particular, litigation-related expenses related to significant litigation claims may result in significant fluctuations from period to period as they are inherently subject to change and difficult to estimate.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$815,751	$647,900	$1,603,863	$1,275,855
Cost of revenue (1) (2) (3)	191,260	148,498	376,013	289,960
Gross profit	624,491	499,402	1,227,850	985,895
Operating expenses:
Sales and marketing (1) (2) (3)	368,946	307,872	742,508	613,959
Research and development (1) (2) (3)	229,137	170,860	429,635	325,114
General and administrative (1) (4)	78,181	60,810	143,842	117,629
Total operating expenses	676,264	539,542	1,315,985	1,056,702
Loss from operations	(51,773)	(40,140)	(88,135)	(70,807)
Interest income	33,893	30,878	67,047	60,926
Interest expense (5)	(4,221)	(2,339)	(6,348)	(5,482)
Other income (expense), net	803	(4,936)	(2,236)	(5,588)
Loss before income taxes	(21,298)	(16,537)	(29,672)	(20,951)
Provision for (benefit from) income taxes (6)	13,014	(8,813)	16,255	(1,176)
Net loss	$(34,312)	$(7,724)	$(45,927)	$(19,775)

(1) Includes stock-based compensation expense and related payroll taxes:
Cost of revenue	$22,880	$17,619	$42,862	$33,412
Sales and marketing	81,647	69,979	153,215	134,845
Research and development	84,689	65,896	159,925	124,761
General and administrative	31,197	22,862	58,172	43,912
Total	$220,413	$176,356	$414,174	$336,930

(2) Includes amortization expense of acquired intangible assets:
Cost of revenue	$6,917	$3,815	$12,609	$7,490
Sales and marketing	4,197	425	7,138	850
Research and development	—	5	—	145
Total	$11,114	$4,245	$19,747	$8,485

(3) Includes restructuring and other charges:
Cost of revenue	$—	$—	$750	$—
Sales and marketing	—	—	2,809	—
Research and development	—	—	1,182	—
Total	$—	$—	$4,741	$—

(4) Acquisition-related expenses	$1,212	$—	$2,295	$—

(5) Includes amortization of debt issuance costs	$2,040	$982	$4,078	$1,963

(6) During the three months ended January 31, 2025, we recognized a tax benefit of $17.2 million attributable to the release of the valuation allowance on United Kingdom (U.K.) deferred tax assets.

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	23	23	23	23
Gross margin	77	77	77	77
Operating expenses
Sales and marketing	45	48	46	48
Research and development	28	26	27	25
General and administrative	10	9	9	10
Total operating expenses	83	83	82	83
Operating margin	(6)	(6)	(5)	(6)
Interest income	4	5	3	4
Interest expense	(1)	—	—	—
Other income (expense), net	—	(2)	—	—
Loss before income taxes	(3)	(3)	(2)	(2)
Provision for (benefit from) income taxes	1	(2)	1	—
Net loss	(4)%	(1)%	(3)%	(2)%

Comparison of the Three Months Ended January 31, 2026 and 2025
Revenue

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue	$815,751	$647,900	$167,851	26%
Revenue increased by $167.9 million, or 26%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change in revenue was driven primarily by sales of additional subscriptions to existing customers, which contributed $96.9 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 15% from January 31, 2025 to January 31, 2026.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue	$191,260	$148,498	$42,762	29%
Gross margin	77%	77%
Cost of revenue increased by $42.8 million, or 29%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $26.9 million for data center and equipment-related costs for hosting and operating our cloud platform. The remainder of the increase was primarily attributable to employee-related expenses of $12.4 million, inclusive of an increase of $5.6 million in stock-based compensation expense, driven primarily by an increase in headcount, and higher amortization of acquired intangible assets of $3.1 million.
Gross margin remained flat from 77% for the three months ended January 31, 2026, compared to the three months ended January 31, 2025.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing expenses	$368,946	$307,872	$61,074	20%
Sales and marketing expenses increased by $61.1 million, or 20%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change was driven primarily by an increase of $48.6 million in employee-related expenses, inclusive of an increase of $11.6 million in stock-based compensation expense and $9.2 million in sales commissions expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $5.6 million in facility related expenses, $3.8 million in amortization of acquired intangible assets and $2.9 million in travel expenses.

Research and Development Expenses

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development expenses	$229,137	$170,860	$58,277	34%
Research and development expenses increased by $58.3 million, or 34%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $40.6 million in employee-related expenses, inclusive of an increase of $19.1 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $13.7 million in facility, cloud hosting, software and equipment-related expenses to support our growth and lower capitalized internal-use software development costs of $3.8 million.
General and Administrative Expenses

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative expenses	$78,181	$60,810	$17,371	29%
General and administrative expenses increased by $17.4 million, or 29%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change was driven primarily by an increase of $13.0 million in employee-related expenses, inclusive of an increase of $8.2 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $1.2 million in acquisition-related expenses and the rise of miscellaneous expenses to support the growth of our business.

Interest Income

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest income	$33,893	$30,878	$3,015	10%
Interest income increased by $3.0 million, or 10%, for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(4,221)	$(2,339)	$(1,882)	80%
Interest expense increased by $1.9 million for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change was driven primarily by higher amortization of debt issuance costs.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Other income (expense), net	$803	$(4,936)	$5,739	(116)%
Other income (expense), net increased by $5.7 million for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For (Benefit From) Income Taxes

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Provision for (benefit from) income taxes	$13,014	$(8,813)	$21,827	(248)%
Our provision for (benefit from) income taxes increased by $21.8 million for the three months ended January 31, 2026, compared to the three months ended January 31, 2025. The change is primarily attributable to the prior year's non-recurring release of valuation allowance on United Kingdom deferred tax assets.
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
Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on the income tax provision for the three months ended January 31, 2026.

The OECD's January 2026, guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We began accounting for the provisions in the legislation in fiscal 2026, which resulted in an immaterial favorable effect on the income tax provision, mainly due to the Company's valuation allowance.

Comparison of the Six Months Ended January 31, 2026 and 2025
Revenue

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue	$1,603,863	$1,275,855	$328,008	26%
Revenue increased by $328.0 million, or 26%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The change in revenue was driven primarily by sales of additional subscriptions to existing customers, which contributed $195.8 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 15% from January 31, 2025 to January 31, 2026.
Cost of Revenue and Gross Margin

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue	$376,013	$289,960	$86,053	30%
Gross margin	77%	77%
Cost of revenue increased by $86.1 million, or 30%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $53.8 million for data center and equipment-related costs for hosting and operating our cloud platform. The remainder of the increase was primarily attributable to employee-related expenses of $23.8 million, inclusive of an increase of $10.3 million in stock-based compensation expense, driven primarily by an increase in headcount, higher amortization of acquired intangible assets of $5.1 million and facility related expenses of $2.2 million.
Gross margin remained flat from 77% for the six months ended January 31, 2026, compared to the six months ended January 31, 2025.
Operating Expenses
Sales and Marketing Expenses

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing expenses	$742,508	$613,959	$128,549	21%
Sales and marketing expenses increased by $128.5 million, or 21%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The change was driven primarily by an increase of $87.3 million in employee-related expenses, inclusive of an increase of $18.8 million in sales commissions expense and $17.1 million in stock-based compensation expense. The increase in employee-related expenses was primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $12.6 million in facility related expenses, $10.2 million in marketing and advertisement expenses, $9.7 million in travel expenses and $6.3 million in amortization of acquired intangible assets.

Research and Development Expenses

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development expenses	$429,635	$325,114	$104,521	32%
Research and development expenses increased by $104.5 million, or 32%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $69.6 million in employee-related expenses, inclusive of an increase of $34.6 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $24.2 million in facility, cloud hosting, software and equipment-related expenses to support our growth and lower capitalized internal-use software development costs of $8.6 million.
General and Administrative Expenses

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative expenses	$143,842	$117,629	$26,213	22%
General and administrative expenses increased by $26.2 million, or 22%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The change was driven primarily by an increase of $21.2 million in employee-related expenses, inclusive of an increase of $14.0 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $2.3 million in acquisition-related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest income	$67,047	$60,926	$6,121	10%
Interest income increased by $6.1 million, or 10%, for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(6,348)	$(5,482)	$(866)	16%
Interest expense increased by $0.9 million for the six months ended January 31, 2026, compared to the six months ended January 31, 2025.
Other Expense, Net

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Other expense, net	$(2,236)	$(5,588)	$3,352	(60)%
Other expense, net decreased by $3.4 million for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For (Benefit From) Income Taxes

	Six Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Provision for (benefit from) income taxes	$16,255	$(1,176)	$17,431	(1,482)%
Our provision for (benefit from) income taxes increased by $17.4 million for the six months ended January 31, 2026, compared to the six months ended January 31, 2025. The change is primarily attributable to the prior year's non-recurring release of valuation allowance on United Kingdom deferred tax assets.
Our provision for (benefit from) income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for (benefit from), and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in United States.
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

Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on the income tax provision for the six months ended January 31, 2026.

The OECD's January 2026, guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We began accounting for the provisions in the legislation in fiscal 2026, which resulted in an immaterial favorable effect on the income tax provision, mainly due to the Company's valuation allowance.

Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,512.8 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate debt securities and asset-backed securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,235.5 million as of January 31, 2026. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2026, we had deferred revenue of $2,355.4 million, of which $1,983.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance.
As of January 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$652,353	$510,768
Net cash used in investing activities	$(1,863,124)	$(201,142)
Net cash provided by financing activities	$24,499	$25,800
Operating Activities
Net cash provided by operating activities during the six months ended January 31, 2026 was $652.4 million, which was driven by a net loss of $45.9 million, adjusted for non-cash charges of $629.1 million and net cash inflows of $69.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $405.1 million for stock-based compensation expense, $97.6 million for amortization of deferred contract acquisition costs, $67.6 million for depreciation and amortization expense, $38.8 million for non-cash operating lease costs, $19.7 million for amortization expense of acquired intangible assets, and $4.1 million in amortization of debt issuance costs. These non-cash charges were partially offset primarily by $3.6 million in accretion of investments purchased at a discount. Net cash inflows from changes in operating assets and liabilities were primarily attributable to $461.5 million decrease in accounts receivable, primarily due to the timing of billings and collections, as well as an $6.3 million increase in accrued expenses and other current and noncurrent liabilities. These cash inflows were partially offset by cash outflows resulting from a decrease of $187.1 million in deferred revenue, an increase of $107.4 million in deferred contract acquisition costs, an increase of $30.2 million in prepaid expenses, other current and noncurrent assets, a decrease of $29.5 million in accrued compensation, a decrease of $22.3 million in operating lease liabilities and a decrease of $22.1 million in accounts payable.
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
Investing Activities
Net cash used in investing activities during the six months ended January 31, 2026, totaled $1,863.1 million. This was primarily driven by purchases of short-term investments of $1,401.5 million, payments for business acquisitions, net of cash acquired, of $672.8 million and capital expenditures of $69.9 million to support the growth and expansion of our cloud platform. These outflows were partially offset by proceeds of $283.1 million from sales and maturities of short-term investments.
Net cash used in investing activities during the six months ended January 31, 2025 of $201.1 million was primarily attributable to purchases of short-term investments of $729.1 million and capital expenditures of $75.5 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from maturities of short-term investments of $605.0 million.
Financing Activities
Net cash provided by financing activities of $24.5 million during the six months ended January 31, 2026 was primarily attributable to $21.5 million in proceeds from the issuance of common stock under the ESPP and $4.0 million was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $25.8 million during the six months ended January 31, 2025 was primarily attributable to $22.3 million in proceeds from the issuance of common stock under the ESPP and $3.5 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended January 31, 2026, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2025 Form 10-K.

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
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the six months ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2025 Form 10-K.
Interest Rate Risk
As of January 31, 2026, we had cash, cash equivalents and short-term investments totaling $3,512.8 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate debt securities and asset-backed securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of January 31, 2026, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $31.4 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Israeli Shekel, Canadian Dollar, Australian Dollar and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for the six months ended January 31, 2026 and 2025.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 12, Commitments and Contingencies, Legal Matters, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $41.5 million, $57.7 million and $202.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of January 31, 2026, we had an accumulated deficit of $1,235.5 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Cloud security technologies are still evolving, and it remains difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are moving their applications and data to the cloud and embracing AI applications and agents. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. While cloud-based security solutions have seen increased adoption, traditional on-premises security appliances continue to be entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict long-term market acceptance of our cloud platform, or the adoption of competing products, services or technologies. If we fail to achieve broad market acceptance of our cloud platform or are unable to keep pace with industry changes, particularly as a result of artificial intelligence, our ability to grow our business and our operating results will be materially and adversely affected.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, including under the EU Data Act, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, elect not to renew non-user based services, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscription services, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of services purchased and/or the users to which our customers deploy our solutions, new laws and regulations impacting service contract terms, mergers and acquisitions involving our customers, competition and deteriorating or uncertain general economic conditions, which may result in reductions in IT budgets and lower employee headcounts.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users, services and internet traffic on our cloud platform has increased rapidly in recent years, and we anticipate that the increasing adoption and deployment of AI technologies by our customers may result in significant increases in traffic on and usage of our platform. Our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods as we expand our operations and significantly increase our headcount. In addition, we expect our recent revenue growth rates will decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2025, 25% of our revenue for fiscal 2024 and 26% of our revenue for fiscal 2023, and 30% and 27% of our revenue for the six months ended January 31, 2026 and 2025, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, AI security, data loss prevention, encryption, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies, including AI, to introduce, products that compete with or are alternatives to our cloud platform.
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
Our competitors may be successful in convincing IT decision makers that legacy appliance-based security products or hybrid security cloud solutions based on outdated technology are sufficient to meet their security needs and provide security performance that competes with our cloud platform. In addition, our competitors have and may develop cloud-based solutions with architectures similar to our products. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
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
Conditions in our market change rapidly and significantly as a result of technological advancements (particularly as a result of artificial intelligence), partnering or acquisitions by our competitors or continuing market consolidation. Start-up companies that innovate and large competitors that are making significant investments in research and development may introduce similar or superior products, services and technologies that compete with our cloud platform. Large companies with substantial communications infrastructure, such as global telecommunications services providers or public cloud providers, have entered or could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. In addition, AI technologies may lower barriers to entry for new competitors, including large AI providers, and enable faster development of alternative solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.
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
•government action to limit access to the internet or internet infrastructure;
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
We currently host our cloud platform and serve our customers from a global network of over 160 public exchanges globally and thousands of private exchanges at the edge. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our control. Our data centers are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center resources, or if data center capacity is unavailable or unavailable at acceptable terms, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, including by disgruntled or negligent current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflict between Russia and Ukraine, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual, perceived or purported security breaches of our cloud platform could result in actual, perceived or purported breaches of our customers’ networks and systems.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. We have experienced, and may in the future experience, significant change in senior management, including the recent hirings of our Chief Marketing Officer and Executive Vice President, Agentic AI Security Engineering. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving so many leaders and employees, and any failure to transition effectively or to retain these new leaders could hinder our strategic planning, business execution and future performance.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 49%, 50% and 50% of our revenue from our international customers in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of July 31, 2025, approximately 63% of our full-time employees were located outside of the United States. We are continuing to adapt to, and develop strategies to address, international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Issues in the development, use and execution of AI and ML, combined with an uncertain regulatory environment and evolving market expectations, may harm our business.
We are increasingly utilizing AI and ML capabilities in our business operations and our product offerings. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our products and services and our internal applications, systems and process to help ensure that AI and ML are implemented responsibly to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use and our ability to realize their anticipated benefits. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business.

Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. As the regulatory landscape for AI and ML evolves, we must develop and maintain robust internal policies and standards that clarify functional roles and responsibilities for the responsible and compliant development, deployment and use of AI technologies in our internal operations and product offerings. The use of AI technologies presents ethical issues that could become controversial and failure, or perceived failure, to establish or enforce such policies and clear lines of accountability could increase our risk of noncompliance, operational errors or reputational harm. As a result of these and other challenges associated with our use, implementation and training of AI and ML, or misunderstandings or misrepresentations by third parties about the type of data that we use to train AI or ML, we may in the future be subject to legal liability, competitive harm, negative media coverage or regulatory action, including new proposed, and in certain cases enacted, rules and legislation regulating AI, new applications of existing data protection, privacy, cybersecurity, information security, intellectual property and other laws, and brand or reputational harm.

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
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Some of our suppliers also temporarily hold a portion of our assets for us. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, constraints based on the then-current availability, terms and pricing of these components and potential loss of assets. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. In addition, the technology industry has experienced component shortages, delivery delays, price increases (including memory, storage and processor price increases) and service interruptions in the past, and we have experienced and may continue to experience shortages, delays, materially increased costs or service interruptions, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, increased demand for components or services used to support AI development, including from large AI providers, or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our services. While global economic conditions have not yet had a material impact on our supply chain, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us may lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted, delayed or becomes significantly more expensive, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all, as it may take several months or longer to identify, qualify and engage a new supplier or integrator. Any disruption or delay in access to components may materially increase our costs, require us to increase costs to our customers, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business and operating results.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD's Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

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
As of January 31, 2026, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 42.3% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 16.7% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
None.
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
During the three months ended January 31, 2026, none of the Company's directors or officers, as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Regulation S-K Item 408.
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

Zscaler, Inc.

February 26, 2026	/s/	Kevin Rubin
Kevin Rubin
Chief Financial Officer