Form 10-Q
period 2026-04-30
Zscaler, Inc.
filed 2026-05-26
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 19, 2026, the number of shares of registrant’s common stock outstanding was 161,709,525.

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
•our ability to develop new solutions or enhancements to our existing solutions, including artificial intelligence, or AI, and machine learning, or ML, capabilities, and bring them to market in a timely manner;
•market acceptance of any new solutions or enhancements to our existing solutions;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate, particularly as a result of AI;
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
•our ability to comply with laws and regulations, including tariffs and trade regulations, that currently apply or become applicable to our business both in the United States, or the U.S., and internationally;
•beliefs about the impacts of legal developments upon our business;
•the attraction and retention of qualified employees and key personnel; and
•the future trading prices of our common stock.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZSCALER, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2026	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$982,112	$2,389,023
Short-term investments	2,556,995	1,183,386
Accounts receivable, net	730,461	992,181
Deferred contract acquisition costs	196,706	180,819
Prepaid expenses and other current assets	187,911	148,881
Total current assets	4,654,185	4,894,290
Property and equipment, net	574,737	543,377
Operating lease right-of-use assets	138,186	89,772
Deferred contract acquisition costs, noncurrent	347,820	328,722
Acquired intangible assets, net	191,735	47,323
Goodwill	1,094,434	417,730
Other noncurrent assets	96,982	98,674
Total assets	$7,098,079	$6,419,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,874	$46,906
Accrued expenses and other current liabilities	122,577	93,984
Accrued compensation	180,637	181,807
Deferred revenue	2,097,103	2,054,417
Operating lease liabilities	66,751	52,497
Total current liabilities	2,500,942	2,429,611
Convertible senior notes	1,699,636	1,700,727
Deferred revenue, noncurrent	380,063	413,609
Operating lease liabilities, noncurrent	94,797	43,352
Other noncurrent liabilities	56,046	33,316
Total liabilities	4,731,484	4,620,615
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of April 30, 2026 and July 31, 2025; no shares issued and outstanding as of April 30, 2026 and July 31, 2025	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of April 30, 2026 and July 31, 2025; 161,710 and 158,301 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	162	159
Additional paid-in capital	3,623,519	2,980,591
Accumulated other comprehensive income (loss)	(7,718)	8,081
Accumulated deficit	(1,249,368)	(1,189,558)
Total stockholders’ equity	2,366,595	1,799,273
Total liabilities and stockholders’ equity	$7,098,079	$6,419,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue	$850,475	$678,034	$2,454,338	$1,953,889
Cost of revenue	192,652	155,978	568,665	445,938
Gross profit	657,823	522,056	1,885,673	1,507,951
Operating expenses:
Sales and marketing	371,941	314,605	1,114,449	928,564
Research and development	232,281	169,765	661,916	494,879
General and administrative	83,241	63,097	227,083	180,726
Total operating expenses	687,463	547,467	2,003,448	1,604,169
Loss from operations	(29,640)	(25,411)	(117,775)	(96,218)
Interest income	34,043	31,263	101,090	92,189
Interest expense	(2,700)	(1,966)	(9,048)	(7,448)
Other income (expense), net	(4,074)	677	(6,310)	(4,911)
Income (loss) before income taxes	(2,371)	4,563	(32,043)	(16,388)
Provision for income taxes	11,512	8,688	27,767	7,512
Net loss	$(13,883)	$(4,125)	$(59,810)	$(23,900)
Net loss per share, basic and diluted	$(0.09)	$(0.03)	$(0.37)	$(0.16)
Weighted-average shares used in computing net loss per share, basic and diluted	160,741	154,909	159,662	153,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net loss	$(13,883)	$(4,125)	$(59,810)	$(23,900)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(11,029)	2,471	(6,343)	3,515
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(11,596)	33,093	(4,807)	12,588
Net realized (gains) losses reclassified into net loss	(280)	2,982	(4,649)	4,928
Net change on cash flow hedges	(11,876)	36,075	(9,456)	17,516
Other comprehensive income (loss)	(22,905)	38,546	(15,799)	21,031
Comprehensive income (loss)	$(36,788)	$34,421	$(75,609)	$(2,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the three months ended April 30, 2026:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	160,570	$161	$3,416,085	$15,187	$(1,235,485)	$2,195,948
Issuance of common stock upon exercise of stock options	1	—	—	—	—	—
Vesting of restricted stock units and performance stock awards	919	1	(1)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	220	—	—	—	—	—
Stock-based compensation	—	—	207,435	—	—	207,435
Other comprehensive loss	—	—	—	(22,905)	—	(22,905)
Net loss	—	—	—	—	(13,883)	(13,883)
Balance as of April 30, 2026	161,710	$162	$3,623,519	$(7,718)	$(1,249,368)	$2,366,595

Stockholders' equity activity for the three months ended April 30, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	154,725	$155	$2,797,350	$(22,304)	$(1,167,855)	$1,607,346
Issuance of common stock upon exercise of stock options	10	—	41	—	—	41
Vesting of restricted stock units and performance stock awards	961	1	(1)	—	—	—
Stock-based compensation	—	—	163,131	—	—	163,131
Other comprehensive income	—	—	—	38,546	—	38,546
Net loss	—	—	—	—	(4,125)	(4,125)
Balance as of April 30, 2025	155,696	$156	$2,960,521	$16,242	$(1,171,980)	$1,804,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

Stockholders' equity activity for the nine months ended April 30, 2026:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	158,301	$159	$2,980,591	$8,081	$(1,189,558)	$1,799,273
Issuance of common stock upon exercise of stock options	27	—	3,984	—	—	3,984
Issuance of common stock under the employee stock purchase plan	123	—	21,506	—	—	21,506
Vesting of restricted stock units and performance stock awards	2,917	3	(3)	—	—	—
Issuance of common stock in connection with business acquisitions subject to future vesting	342	—	—	—	—	—
Stock-based compensation	—	—	617,441	—	—	617,441
Other comprehensive loss	—	—	—	(15,799)	—	(15,799)
Net loss	—	—	—	—	(59,810)	(59,810)
Balance as of April 30, 2026	161,710	$162	$3,623,519	$(7,718)	$(1,249,368)	$2,366,595

Stockholders' equity activity for the nine months ended April 30, 2025:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	152,490	$152	$2,426,819	$(4,789)	$(1,148,080)	$1,274,102
Issuance of common stock upon exercise of stock options	332	—	3,497	—	—	3,497
Issuance of common stock under the employee stock purchase plan	186	—	22,344	—	—	22,344
Vesting of restricted stock units and performance stock awards	2,688	4	(4)	—	—	—
Stock-based compensation	—	—	507,865	—	—	507,865
Other comprehensive income	—	—	—	21,031	—	21,031
Net loss	—	—	—	—	(23,900)	(23,900)
Balance as of April 30, 2025	155,696	$156	$2,960,521	$16,242	$(1,171,980)	$1,804,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(59,810)	$(23,900)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	105,611	74,101
Amortization expense of acquired intangible assets	31,188	12,740
Amortization of deferred contract acquisition costs	149,675	121,499
Amortization of debt issuance costs	6,121	2,947
Non-cash operating lease costs	60,447	47,896
Stock-based compensation expense	610,332	488,696
Accretion of investments purchased at a discount	(4,568)	(13,862)
Unrealized gains on hedging transactions	(1,036)	(862)
Deferred income taxes	326	(17,841)
Other	6,857	1,059
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	280,042	120,506
Deferred contract acquisition costs	(184,660)	(139,986)
Prepaid expenses, other current and noncurrent assets	(29,053)	(12,182)
Accounts payable	(19,992)	28,947
Accrued expenses, other current and noncurrent liabilities	18,174	(7,033)
Accrued compensation	(9,413)	(5,693)
Deferred revenue	(65,903)	90,011
Operating lease liabilities	(43,969)	(45,194)
Net cash provided by operating activities	850,369	721,849
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(77,467)	(104,206)
Capitalized internal-use software	(54,523)	(62,871)
Payments for business acquisitions, net of cash acquired	(770,048)	(834)
Purchase of strategic investments	(4,242)	(786)
Purchases of short-term investments	(1,971,715)	(886,636)
Proceeds from maturities of short-term investments	418,648	875,893
Proceeds from sale of short-term investments	177,568	—
Net cash used in investing activities	(2,281,779)	(179,440)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,984	3,497
Proceeds from issuance of common stock under the employee stock purchase plan	21,506	22,344
Payment of holdback amounts related to a business acquisition	(110)	(440)
Payments for issuance costs related to the 2028 Notes	(684)	—
Purchases of capped calls related to the 2028 Notes	(197)	—
Net cash provided by financing activities	24,499	25,401
Net increase (decrease) in cash and cash equivalents	(1,406,911)	567,810
Cash and cash equivalents at beginning of period	2,389,023	1,423,080
Cash and cash equivalents at end of period	$982,112	$1,990,890
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$36,113	$17,835
Cash paid for interest expense	$—	$718
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$103,728	$26,042
Net change in purchased equipment included in accounts payable and accrued expenses	$(1,946)	$12,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZSCALER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of the Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company that developed a platform incorporating core security functionalities needed to enable fast and secure access to cloud resources based on identity, context and an organization’s policies. Our solution is a purpose-built, multi-tenant, distributed cloud platform that implements Zero Trust principles to securely connect users, devices, applications, workloads and AI agents without relying on traditional network-based security. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform, together with related support services. Our ever-evolving platform provides our customers with a flexible and scalable approach to better secure their operations, optimize user experience, eliminate complexity, reduce costs and respond to the challenges and opportunities of AI and future new technologies. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, South America, Europe and Asia. Our headquarters are in San Jose, California.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2025 was derived from the audited consolidated financial statements as of that date. The accompanying interim unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of April 30, 2026, the condensed consolidated statements of operations for the three and nine months ended April 30, 2026 and 2025, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2026 and 2025 are unaudited. The related financial data and the other financial information disclosed in the accompanying notes to these interim unaudited condensed consolidated financial statements are also unaudited. These interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary to state fairly our quarterly results. The results of operations for the three and nine months ended April 30, 2026 are not necessarily indicative of the results to be expected for our fiscal year ending July 31, 2026 or for any other future fiscal year or interim period.

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
Significant Accounting Policies
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended April 30, 2026.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosure requirements primarily related to the effective tax rate reconciliation and income taxes paid. This standard is effective for us in annual periods beginning in fiscal 2026. We intend to adopt this standard on a prospective basis and have determined that while it will result in additional disclosure, the adoption will have no impact on our consolidated financial statements.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for approximately 98% of our revenue for each of the three and nine months ended April 30, 2026 and 2025, respectively.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026		2025		2026		2025
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$452,617	53%	$342,994	51%	$1,311,906	53%	$990,694	51%
Europe, Middle East and Africa	236,364	28%	203,023	30%	677,034	28%	582,004	30%
Asia Pacific	132,072	16%	107,351	16%	378,730	15%	309,550	16%
Other	29,422	3%	24,666	3%	86,668	4%	71,641	3%
Total	$850,475	100%	$678,034	100%	$2,454,338	100%	$1,953,889	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026		2025		2026		2025
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$718,853	85%	$597,890	88%	$2,073,322	84%	$1,729,238	89%
Direct customers	131,622	15%	80,144	12%	381,016	16%	224,651	11%
Total	$850,475	100%	$678,034	100%	$2,454,338	100%	$1,953,889	100%

Significant Customers
No single customer accounted for 10% or more of the total revenue during the periods presented. The following table summarizes the concentration of 10% or more of the total balance of accounts receivable, net:

	April 30, 2026	July 31, 2025
Channel partner A	12%	12%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. Deferred revenue, including current and noncurrent balances as of April 30, 2026 and July 31, 2025 was $2,477.2 million and $2,468.0 million, respectively. In the nine months ended April 30, 2026 and 2025, we recognized revenue of $1,776.5 million and $1,432.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of these periods.
Remaining Performance Obligations
The typical subscription and support term is one to three years. Most of our subscription and support contracts are non-cancelable over the contractual term. However, customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,459.3 million. We expect to recognize 46% of the transaction price over the next 12 months and 91% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the condensed consolidated balance sheets.
The activity of the deferred contract acquisition costs consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$519,304	$440,365	$509,541	$445,398
Capitalization of contract acquisition costs	77,264	65,828	184,660	139,986
Amortization of deferred contract acquisition costs	(52,042)	(42,308)	(149,675)	(121,499)
Ending balance	$544,526	$463,885	$544,526	$463,885
The outstanding balance of the deferred contract acquisition costs consisted of the following:

	April 30, 2026	July 31, 2025

	(in thousands)
Deferred contract acquisition costs, current	$196,706	$180,819
Deferred contract acquisition costs, noncurrent	347,820	328,722
Total deferred contract acquisition costs	$544,526	$509,541

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of April 30, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$788,013	$—	$—	$788,013
Certificates of deposit	47,729	—	—	47,729
Total cash equivalents	$835,742	$—	$—	$835,742

Short-term investments:
U.S. treasury securities	$441,028	$241	$(1,369)	$439,900
U.S. government agency securities	54,843	10	(163)	54,690
Corporate debt securities	1,748,998	1,305	(5,594)	1,744,709
Certificates of deposit	95,051	—	—	95,051
Asset-backed securities	217,664	170	(199)	217,635
Non-U.S. government securities	5,012	—	(2)	5,010
Total short-term investments	$2,562,596	$1,726	$(7,327)	$2,556,995

Total cash equivalents and short-term investments	$3,398,338	$1,726	$(7,327)	$3,392,737

Cash equivalents and short-term investments consisted of the following as of July 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:	(in thousands)
Money market funds	$1,403,678	$—	$—	$1,403,678
Corporate debt securities	8,468	—	—	8,468
Certificates of deposit	131,463	—	—	131,463
Total cash equivalents	$1,543,609	$—	$—	$1,543,609

Short-term investments:
U.S. treasury securities	$231,193	$56	$(250)	$230,999
U.S. government agency securities	75,006	26	(40)	74,992
Corporate debt securities	876,330	1,812	(747)	877,395
Total short-term investments	$1,182,529	$1,894	$(1,037)	$1,183,386

Total cash equivalents and short-term investments	$2,726,138	$1,894	$(1,037)	$2,726,995

The amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of April 30, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$518,635	$519,471
Due between one to three years	1,826,297	1,819,889
Asset-backed securities	217,664	217,635
Total	$2,562,596	$2,556,995
Short-term investments that were in continuous unrealized loss position as of April 30, 2026 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$275,179	$(1,369)	$—	$—	$275,179	$(1,369)
U.S. government agency securities	37,773	(163)	—	—	37,773	(163)
Corporate debt securities	1,220,650	(5,594)	—	—	1,220,650	(5,594)
Asset-backed securities	175,894	(199)	—	—	175,894	(199)
Non-U.S. government securities	5,010	(2)	—	—	5,010	(2)
Total	$1,714,506	$(7,327)	$—	$—	$1,714,506	$(7,327)
Short-term investments that were in continuous unrealized loss position as of July 31, 2025 consisted of the following:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$156,395	$(250)	$—	$—	$156,395	$(250)
U.S. government agency securities	36,098	(40)	—	—	36,098	(40)
Corporate debt securities	360,840	(747)	—	—	360,840	(747)
Total	$553,333	$(1,037)	$—	$—	$553,333	$(1,037)
We review the individual securities that have unrealized losses in our short-term investment portfolio on a regular basis. We evaluate, among other criteria, whether we have the intention to sell any of these investments and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. We additionally evaluate whether the decline in fair value of the corporate debt securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of April 30, 2026 and July 31, 2025.
As of April 30, 2026 and July 31, 2025, we recorded $26.6 million and $17.9 million, respectively, of accrued interest receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Strategic Investments
Our strategic investments consist primarily of non-marketable equity securities of privately held companies, which do not have a readily determinable fair value. As of April 30, 2026 and July 31, 2025, the carrying amount of our strategic investments was $14.2 million and $10.6 million, respectively, and is included within other noncurrent assets in the condensed consolidated balance sheets. There were no material events or circumstances impacting their carrying amounts during the periods presented.
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Our investments in U.S. treasury securities, U.S. government agency securities, Non-U.S. government securities, certificates of deposit, corporate debt securities, asset-backed securities, as well as assets and liabilities arising from our foreign currency forward contracts and interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities.

Assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of April 30, 2026:

		Level I	Level II	Level III
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Cash equivalents:	(in thousands)
Money market funds	$788,013	$788,013	$—	$—
Certificates of deposit	47,729	—	47,729	—
Total cash equivalents	$835,742	$788,013	$47,729	$—

Short-term investments:
U.S. treasury securities	$439,900	$—	$439,900	$—
U.S. government agency securities	54,690	—	54,690	—
Corporate debt securities	1,744,709	—	1,744,709	—
Certificates of deposit	95,051	—	95,051	—
Asset-backed securities	217,635	—	217,635	—
Non-U.S. government securities	5,010	—	5,010	—
Total short-term investments	$2,556,995	$—	$2,556,995	$—

Total cash equivalents and short-term investments	$3,392,737	$788,013	$2,604,724	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$14,199	$—	$14,199	$—
Foreign currency contracts assets-noncurrent (2)	$1,969	$—	$1,969	$—
Foreign currency contracts liabilities-current (3)	$13,784	$—	$13,784	$—
Foreign currency contracts liabilities-noncurrent (4)	$3,943	$—	$3,943	$—
Interest rate contracts liabilities-current (3)	$2,287	$—	$2,287	$—
Interest rate contracts liabilities-noncurrent (4)	$4,692	$—	$4,692	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$3,987	$—	$3,987	$—
Foreign currency contracts liabilities-current (3)	$2,573	$—	$2,573	$—
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
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2026 and July 31, 2025.

Note 5. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following:

	April 30, 2026	July 31, 2025

	(in thousands)
Hosting equipment (1)	$634,698	$571,312
Capitalized internal-use software	406,618	322,265
Computers and equipment	11,723	9,138
Purchased software	1,102	1,102
Furniture and fixtures	1,512	1,195
Leasehold improvements	14,988	10,141
Total property and equipment, gross	1,070,641	915,153
Less: Accumulated depreciation and amortization	(495,904)	(371,776)
Total property and equipment, net	$574,737	$543,377
(1) Includes purchased equipment that had not been placed in service, totaling $105.4 million and $163.5 million as of April 30, 2026 and July 31, 2025, respectively.
We recognized depreciation and amortization expense on property and equipment of $37.5 million and $27.7 million for the three months ended April 30, 2026 and 2025, respectively, and $103.9 million and $72.8 million for the nine months ended April 30, 2026 and 2025, respectively. Additionally, we recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized internal-use software of $8.1 million and $5.9 million for the three months ended April 30, 2026 and 2025, respectively, and $22.5 million and $15.1 million for the nine months ended April 30, 2026 and 2025, respectively.
Purchased Intangible Assets
Purchased intangible assets are amortized on a straight-line basis over an estimated useful life of 10 years. These assets are included within other noncurrent assets in the condensed consolidated balance sheets.
Purchased intangible assets consisted of the following:

	April 30, 2026	July 31, 2025

	(in thousands)
Internet protocol addresses and source codes	$22,692	$20,264
Less: Accumulated amortization	(6,335)	(4,641)
Total purchased intangible assets, net	$16,357	$15,623

We recognized amortization expense on purchased intangible assets of $0.6 million and $0.5 million for the three months ended April 30, 2026 and 2025, respectively, and $1.7 million and $1.3 million for the nine months ended April 30, 2026 and 2025, respectively.
Accrued Compensation
Accrued compensation consisted of the following:

	April 30, 2026	July 31, 2025

	(in thousands)
Accrued commissions	$47,624	$59,429
Accrued bonuses	42,193	51,598
Accrued payroll and related expenses	51,474	61,370
Employee stock purchase plan	39,346	9,410
Total accrued compensation	$180,637	$181,807
Note 6. Business Combinations
SquareX, Inc.
On February 5, 2026, we acquired all of the outstanding equity of SquareX, Inc. (“SquareX”), a browser security technology company, for total cash consideration of $112.8 million. The acquisition is expected to extend our browser capabilities, including on unmanaged devices.
Pursuant to the purchase agreement, we issued restricted common stock awards with a grant date fair value of $37.4 million, which are subject to future employment service conditions and will be recognized as stock-based compensation expense over the post-combination service period.
The preliminary purchase price was allocated to $9.8 million of developed technology, valued using the replacement cost approach with an estimated useful life of five years.
The resulting goodwill of $93.0 million is primarily attributable to the assembled workforce and anticipated operational synergies and is not expected to be deductible for income tax purposes.
The purchase price allocation is preliminary and subject to adjustment during a measurement period of up to one year from the acquisition date.
SPLXAI Inc.
On October 31, 2025, we acquired all of the outstanding equity of SPLXAI Inc. ("SPLX"), an early-stage artificial intelligence technology company, for total cash consideration of $40.6 million. The acquisition is expected to extend our AI Security capabilities.
Pursuant to the purchase agreement, we issued restricted common stock awards with a grant date fair value of $16.6 million, which are subject to future employment service conditions and will be recognized as stock-based compensation expense over the post-combination service period.
During the three months ended January 31, 2026, and within the measurement period, we revised the preliminary valuation of acquired intangible assets from $14.1 million to $3.3 million, allocated to developed technology with a useful life of four years. This change resulted from transitioning from a benchmarking valuation approach to a replacement cost approach, which we believe provides a more appropriate measure of fair value.

As a result of this adjustment and the related tax impact, goodwill increased from $32.2 million to $39.2 million and is primarily attributable to the assembled workforce and anticipated operational synergies and is not expected to be deductible for income tax purposes.
The purchase price allocation is preliminary and subject to adjustment during the measurement period of up to one year from the acquisition date.
Red Canary Inc.
On August 1, 2025, we acquired all of the outstanding equity of Red Canary Inc. ("Red Canary"), a managed detection and response technology company, for total cash consideration of $651.4 million. The acquisition is expected to accelerate innovation in Agentic AI-driven security operations.
Pursuant to the purchase agreement, we issued restricted common stock awards with a grant date fair value of $20.2 million, which are subject to future employment service conditions and will be recognized as stock-based compensation expense over the post-combination service period.
We estimated the fair value of the acquired intangible assets using the income approach. The resulting goodwill of $544.5 million is primarily attributable to the assembled workforce and anticipated operational synergies and is not expected to be deductible for income tax purposes.
The purchase price allocation is preliminary and subject to adjustment during the measurement period of up to one year from the acquisition date.
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
Note 7. Goodwill and Acquired Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the nine months ended April 30, 2026 consisted of the following:

Amount

(in thousands)
Balance as of July 31, 2025	$417,730
Goodwill acquired	676,704
Balance as of April 30, 2026	$1,094,434
Acquired Intangible Assets
Acquired intangible assets consist of developed technology, customer relationships and trademarks acquired through our business acquisitions. Acquired intangible assets are amortized using the straight-line method over their estimated useful lives.
During three and nine months ended April 30, 2026, in connection with the acquisition of SquareX, SPLX and Red Canary, we acquired certain intangible assets, as further described in Note 6, Business Combinations.
Changes in acquired intangible assets for the nine months ended April 30, 2026 consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2025	Additions	April 30, 2026	July 31, 2025	Amortization Expense	April 30, 2026	July 31, 2025	April 30, 2026	April 30, 2026

	(in thousands)								(years)
Developed technology	$99,964	$74,200	$174,164	$(57,772)	$(19,852)	$(77,624)	$42,192	$96,540	3.8
Customer relationships	9,960	90,800	100,760	(4,829)	(9,923)	(14,752)	5,131	86,008	6.2
Trademarks	—	10,600	10,600	—	(1,413)	(1,413)	—	9,187	4.3
Total	$109,924	$175,600	$285,524	$(62,601)	$(31,188)	$(93,789)	$47,323	$191,735	4.9
Amortization expense of acquired intangible assets for the three and nine months ended April 30, 2026 was $11.4 million and $31.2 million, respectively, and for the three and nine months ended April 30, 2025 was $4.3 million and $12.7 million, respectively. Amortization expense of developed technology is included primarily within cost of revenue and amortization expense of customer relationships and trademarks is included primarily within sales and marketing expenses, in the condensed consolidated statements of operations.

Future amortization expense of acquired intangible assets as of April 30, 2026 consisted of the following:

Amount

Fiscal Year ending July 31,	(in thousands)
2026 (remaining three months)	$11,116
2027	43,106
2028	41,273
2029	37,375
2030	29,503
Thereafter	29,362
Total	$191,735

Note 8. Derivative Instruments
Foreign Currency Forward Contracts
We use foreign currency forward contracts to manage risks related to fluctuations in exchange rates. We designate certain of these instruments as cash flow hedges to mitigate the impact of currency fluctuations on forecasted operating expenses, typically with maturities of up to 21 months.
We also utilize non-designated forward contracts to manage exposure from the remeasurement of monetary assets and liabilities, typically with maturities of one to four months. Changes in the fair value of these non-designated derivatives are recorded in other income (expense), net and were not material for the periods presented.
As of April 30, 2026 and July 31, 2025, the total notional amount of our outstanding designated foreign currency forward contracts was $793.0 million and $693.1 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $494.3 million and $549.5 million, respectively. As of April 30, 2026, the unrealized loss related to our cash flow hedges expected to be released into earnings over the next 12 months is not expected to be material. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported on the condensed consolidated balance sheet as of April 30, 2026 and July 31, 2025.
The changes in accumulated other comprehensive income (losses) ("AOCI(L)") related to our cash flow hedges consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2026	2025	2026	2025
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$9,758	$(22,783)	$7,338	$(4,224)
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(11,596)	33,093	(4,807)	12,588
(Gains) losses reclassified from AOCI(L) into the condensed consolidated statement of operations (1)	(280)	2,982	(4,649)	4,928
Balance of AOCI(L) as of the end of the period	$(2,118)	$13,292	$(2,118)	$13,292

(1) (Gains) losses related to our cash flow hedges reclassified from AOCI(L) into the condensed consolidated statement of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$242	$547	$(259)	$783
Sales and marketing	(377)	1,869	(3,098)	3,426
Research and development	(211)	472	(1,228)	658
General and administrative	66	94	(64)	61
Total	$(280)	$2,982	$(4,649)	$4,928
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the underlying contracts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and standards. We periodically assess the creditworthiness of our counterparties to ensure they continue to meet our credit quality requirements. We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of April 30, 2026 and July 31, 2025. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Interest Rate Swap Contracts
During the three months ended October 31, 2025, we entered into interest rate swap contracts covering the interest rate applicable to a portion of the outstanding 2028 Notes (as defined below), maturing on July 15, 2028, and designated as fair value hedges. The interest rate swap contracts are intended to hedge a portion of our fair value risk exposure related to changing interest rates by effectively converting the fixed interest rate of a portion of our 2028 Notes to a floating interest rate. The interest rate swap contracts related to the 2025 Notes (as defined below) matured on July 1, 2025. As of April 30, 2026, the carrying amount of the hedged 2028 Notes was $746.9 million and the total notional amount of outstanding interest rate swaps was $750.0 million.
The gains and losses related to changes in the fair value of the interest rate swap contracts are included within interest expense in the condensed consolidated statement of operations. As of April 30, 2026, the cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the convertible senior notes was $7.2 million.
The gains and losses effect of derivative instruments designated as fair value hedges included within interest expense in the condensed statement of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2026	2025	2026	2025
	(in thousands)
Gains (losses) on interest rate swaps:
Hedge accounting fair value adjustments	$5,125	$(384)	$7,212	$(3,659)
Derivatives designated as hedging instruments	(4,930)	387	(6,979)	3,462
Total	$195	$3	$233	$(197)
Note 9. Restructuring and Other Charges
During the three months ended October 31, 2025, we carried out and completed a restructuring plan as a part of our planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. As a result, we recognized $4.7 million of restructuring charges consisting of employee severance and benefit payments.
The components of restructuring charges recognized in the condensed consolidated statement of operations for the nine months ended April 30, 2026 consisted of the following:

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
During the three months ended April 30, 2026, the conditions allowing holders of the 2028 Notes to convert were not met. Since we have the election of repaying the 2028 Notes in cash, shares of our common stock, or a combination of both, we have classified the 2028 Notes as a noncurrent liability in the condensed consolidated balance sheet as of April 30, 2026.
During the three months ended October 31, 2025, we entered into interest rate swap contracts designated as fair value hedges covering a portion of the outstanding 2028 Notes. For further information refer to Note 8, Derivative Instruments.
The net carrying amount of the 2028 Notes consisted of the following:

	April 30,	July 31,
	2026	2025

	(in thousands)
Principal amount	$1,725,000	$1,725,000
Less:
Unamortized debt issuance costs	18,152	24,273
Hedge accounting fair value adjustments	7,212	—
Total	$1,699,636	$1,700,727
The total fair value of the 2028 Notes was $1,569.4 million and $1,686.5 million as of April 30, 2026 and July 31, 2025. The fair value was determined based on the closing trading price per $1,000 of the 2028 Notes as of the last day of trading for the reporting period. We considered the fair value of the 2028 Notes as of April 30, 2026 to be a Level II measurement as they are not actively traded.
The interest expense of the 2028 Notes for the three and nine months ended April 30, 2026 was $2.0 million and $6.1 million, which consisted of the amortization of debt issuance costs.

2028 Capped Call Transactions
In connection with the pricing of the 2028 Notes, we entered into capped call transactions (the "2028 Capped Calls") with certain financial institutions (the "Option Counterparties"). The 2028 Capped Calls have an initial strike price of $439.52 per share of our common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $784.85 per share of our common stock, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of our common stock underlying the 2028 Notes. The 2028 Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. As of April 30, 2026, the terms of the 2028 Capped Calls have not been adjusted. Refer to Note 10, Convertible Senior Notes, to the audited consolidated financial statements included in our Fiscal 2025 Form 10-K for further information on the 2028 Capped Calls.
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
The interest expense of the 2025 Notes consisted of the following:

	Three Months Ended April 30, 2025	Nine Months Ended April 30, 2025

	(in thousands)
Contractual interest expense	$359	$1,077
Amortization of debt issuance costs	984	2,947
Total	$1,343	$4,024
Note 11. Leases
In December 2025, we took possession of our new headquarters located in Santa Clara, California. This lease, which was executed in fiscal 2025, consists of approximately 301,000 square feet of rentable space with a rent commencement date of August 15, 2026 and an expiration date of April 30, 2032. In accordance with ASU No. 842, Leases, we recognized in the condensed consolidated balance sheet a right-of-use asset of $14.8 million and a corresponding operating lease liability of $29.4 million upon possession.
Note 12. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services. As of April 30, 2026, there have been no material changes outside the ordinary course of our business to our non-cancelable purchase obligations from those disclosed in the Fiscal 2025 Form 10-K.

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
Stock Options
The activity of stock options for the nine months ended April 30, 2026 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts and years)
Balance as of July 31, 2025	177	$220.95	7.8	$11,854
Granted	—	$—
Exercised	(27)	$152.99		$3,679
Canceled, forfeited or expired	—	$—
Balance as of April 30, 2026	150	$232.74	8.4	$12
Exercisable and expected to vest as of July 31, 2025	47	$172.65	3.8	$5,304
Exercisable and expected to vest as of April 30, 2026	50	$200.64	8.0	$12
The total intrinsic value of options exercised for the nine months ended April 30, 2026 and 2025 was $3.7 million and $59.3 million, respectively. The weighted-average grant date fair value per share of stock options granted in the nine months ended April 30, 2025 was $118.81.

We estimate the fair value of stock options using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended April 30, 2025

Expected term (in years)	6.0
Expected stock price volatility	57.7%
Risk-free interest rate	4.1%
Dividend yield	—%

There were no stock options granted during nine months ended April 30, 2026.

Restricted Stock Units and Performance Stock Awards
The activity of restricted stock units ("RSUs") and performance stock awards ("PSAs") consisted of the following for the nine months ended April 30, 2026:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2025	9,444	$175.55	$2,697,026
Granted	4,381	$243.37
Vested	(2,917)	$183.52	$657,872
Canceled or forfeited	(1,313)	$175.67
Balance as of April 30, 2026	9,595	$204.08	$1,253,894
Employee Stock Purchase Plan
In fiscal 2018, we adopted the FY 2018 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended April 30, 2026, employees purchased 0.1 million shares of our common stock under the ESPP at an average purchase price of $175.05 per share, resulting in cash proceeds of $21.5 million. ESPP employee payroll contributions accrued as of April 30, 2026 and July 31, 2025, were $39.3 million and $9.4 million, respectively, and are included within accrued compensation in the condensed consolidated balance sheets. Payroll contributions accrued as of April 30, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The fair value of the purchase right for the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended April 30,
	2026	2025

Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	36.4% - 42.7%	43.6% - 47.6%
Risk-free interest rate	3.5% - 3.6%	4.2% - 4.3%
Dividend yield	—%	—%

Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$21,223	$17,543	$63,898	$49,963
Sales and marketing	69,293	60,419	217,497	191,553
Research and development	85,951	60,615	243,083	183,185
General and administrative	28,719	20,824	85,854	63,995
Total	$205,186	$159,401	$610,332	$488,696
During the three months ended April 30, 2026 and 2025, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $10.4 million and $9.7 million, respectively. During the nine months ended April 30, 2026 and 2025, the amount capitalized was $29.8 million and $34.4 million, respectively.

Note 14. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for, and estimate of, our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
For the three months ended April 30, 2026 and 2025, we recorded provision for income taxes of $11.5 million and $8.7 million, respectively. We recorded provision for income taxes of $27.8 million and $7.5 million for the nine months ended April 30, 2026 and 2025, respectively. The increase for the three months ended April 30, 2026 was primarily driven by the increase in our pre-tax income in non-U.S. jurisdictions in which we conduct business. The increase for the nine months ended April 30, 2026 was primarily driven by a non-recurring release of valuation allowance on our United Kingdom deferred tax assets in the prior year. We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. operations are subject to income taxes in the countries in which we operate.
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
The Organization for Economic Cooperation and Development’s (OECD) January 2026 guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.
Note 15. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net loss	$(13,883)	$(4,125)	$(59,810)	$(23,900)
Weighted-average shares used in computing net loss per share, basic and diluted	160,741	154,909	159,662	153,699
Net loss per share, basic and diluted	$(0.09)	$(0.03)	$(0.37)	$(0.16)
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
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive:

	April 30,
	2026	2025

	(in thousands)
Unvested RSUs and shares of common stock	9,089	9,498
Unvested PSAs (1)	1,002	1,072
Share purchase rights under the ESPP	717	926
Stock options	150	171
2028 Notes (2)	3,925	—
2025 Notes (2)	—	7,626
Total	14,883	19,293
(1) The number of unvested PSAs is estimated at 100% of the target number of shares granted and excludes unvested PSAs for which performance conditions have not been established as of April 30, 2026 and 2025, as they are not considered outstanding for accounting purposes. For further information refer to Note 13, Stock-Based Compensation.
(2) Based on the initial conversion price, the entire outstanding principal amount of the 2028 Notes as of April 30, 2026 and the 2025 Notes as of April 30, 2025 would have been convertible into approximately 3.9 million shares and 7.6 million shares of our common stock, respectively.
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
The following table sets forth our segment revenue, significant adjusted segment expenses and other segment items to reconcile to condensed consolidated net loss:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$850,475	$678,034	$2,454,338	$1,953,889
Less:
Adjusted cost of revenue (1)	163,780	133,886	483,572	382,944
Adjusted sales and marketing expenses (1)	295,537	250,243	874,883	728,507
Adjusted research and development expenses (1)	143,502	106,012	412,030	306,220
Adjusted general and administrative expenses (2)	51,807	41,240	135,182	114,957
Stock-based compensation expense and related payroll taxes	212,266	167,809	626,440	504,739
Amortization expense of acquired intangible assets	11,441	4,255	31,188	12,740
Restructuring and other charges	—	—	4,741	—
Acquisition-related expenses	1,782	—	4,077	—
Add: Other segment items, net (3)	15,757	21,286	57,965	72,318
Net loss	$(13,883)	$(4,125)	$(59,810)	$(23,900)
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
Note 17. Subsequent Event
On May 19, 2026, we entered into a definitive agreement to acquire Symmetry Systems, Inc. ("Symmetry"), a cybersecurity company specializing in data and identity mapping for AI security. Under the terms of the purchase agreement, we will acquire Symmetry for total consideration of $175.0 million, consisting of cash and restricted shares subject to future employment services. We expect this acquisition to enhance our AI security offerings and our Zero Trust ExchangeTM platform. The transaction is expected to close in the fourth quarter of fiscal 2026, subject to the satisfaction of closing conditions.

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
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For the nine months ended April 30, 2026 and 2025, our revenue was $2,454.3 million and $1,953.9 million, respectively. We have incurred net losses in all annual periods since our inception. For the nine months ended April 30, 2026 and 2025, our net loss was $59.8 million and $23.9 million, respectively. We expect we will continue to incur net losses for the foreseeable future, as we continue to invest in our sales and marketing organization to maximize our market opportunity, to invest in research and development efforts to enhance the functionality of our cloud platform and to address any legal matters and related accruals, as further described in Note 12, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Changes in macroeconomic and geopolitical conditions, including but not limited to global conflicts, inflation and responses to inflation, tariffs or retaliatory measures due to tariffs, supply chain disruptions, energy shortages and the emergence of AI, can cause uncertainty in our business. We continue to see customer scrutiny of and elongated approval processes for transactions, particularly larger deals, as customers continue to carefully consider purchasing decisions and are requiring multiple approvals for large expenditures in response to the uncertain economic environment. Macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
GAAP gross profit	$657,823	$522,056	$1,885,673	$1,507,951
Add:
Stock-based compensation expense and related payroll taxes	21,629	18,262	64,491	51,674
Amortization expense of acquired intangible assets	7,243	3,830	19,852	11,320
Restructuring and other charges	—	—	750	—
Non-GAAP gross profit	$686,695	$544,148	$1,970,766	$1,570,945
GAAP gross margin	77%	77%	77%	77%
Non-GAAP gross margin	81%	80%	80%	80%
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
GAAP loss from operations	$(29,640)	$(25,411)	$(117,775)	$(96,218)
Add:
Stock-based compensation expense and related payroll taxes	212,266	167,809	626,440	504,739
Amortization expense of acquired intangible assets	11,441	4,255	31,188	12,740
Restructuring and other charges	—	—	4,741	—
Acquisition-related expenses	1,782	—	4,077	—
Non-GAAP income from operations	$195,849	$146,653	$548,671	$421,261
GAAP operating margin	(3)%	(4)%	(5)%	(5)%
Non-GAAP operating margin	23%	22%	22%	22%
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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of April 30, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on June 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
Net cash provided by operating activities	$198,016	$211,081	$850,369	$721,849
Less:
Purchases of property, equipment and other assets	(42,401)	(72,163)	(77,467)	(104,206)
Capitalized internal-use software	(19,661)	(19,455)	(54,523)	(62,871)
Free cash flow	$135,954	$119,463	$718,379	$554,772
As a percentage of revenue:
Net cash provided by operating activities	23%	31%	35%	37%
Less:
Purchases of property, equipment and other assets	(5)%	(10)%	(3)%	(6)%
Capitalized internal-use software	(2)%	(3)%	(3)%	(3)%
Free cash flow margin	16%	18%	29%	28%
Annual Recurring Revenue ("ARR")
ARR is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. ARR refers to the next 12 months of revenue from subscription contracts as of the measurement date. To establish ARR for a customer, we assume that any contract expiring during the next 12 months will be renewed under the existing terms, excluding Red Canary's subscription contracts expiring in fiscal year 2026. ARR as of April 30, 2026 and 2025 was $3,525 million and $2,817 million, respectively.
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98% of our revenue for each of the three and nine months ended April 30, 2026 and 2025, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
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
As our customers expand and increase the use of our cloud platform, driven by additional applications, workloads, AI agents, and connected devices, our cost of revenue will increase due to higher bandwidth and data center expenses. Our cost of revenue may also increase as a result of higher market prices for data center equipment supporting our cloud platform. However, we expect to continue to benefit from economies of scale as our customers increase the use of our cloud platform. We intend to continue to invest additional resources in our cloud platform and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors. These include the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, the mix of services offered in our solutions, including new product introductions, the data center and bandwidth costs associated with operating our cloud platform to support additional applications, workloads, AI agents, and connected devices, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. Although we expect our gross profit to increase in absolute dollars and our gross margin to remain relatively consistent, our gross profit and gross margin could fluctuate from period to period depending on the interplay of the above factors.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$850,475	$678,034	$2,454,338	$1,953,889
Cost of revenue (1) (2) (3)	192,652	155,978	568,665	445,938
Gross profit	657,823	522,056	1,885,673	1,507,951
Operating expenses:
Sales and marketing (1) (2) (3)	371,941	314,605	1,114,449	928,564
Research and development (1) (2) (3)	232,281	169,765	661,916	494,879
General and administrative (1) (4)	83,241	63,097	227,083	180,726
Total operating expenses	687,463	547,467	2,003,448	1,604,169
Loss from operations	(29,640)	(25,411)	(117,775)	(96,218)
Interest income	34,043	31,263	101,090	92,189
Interest expense (5)	(2,700)	(1,966)	(9,048)	(7,448)
Other income (expense), net	(4,074)	677	(6,310)	(4,911)
Income (loss) before income taxes	(2,371)	4,563	(32,043)	(16,388)
Provision for income taxes (6)	11,512	8,688	27,767	7,512
Net loss	$(13,883)	$(4,125)	$(59,810)	$(23,900)

(1) Includes stock-based compensation expense and related payroll taxes:
Cost of revenue	$21,629	$18,262	$64,491	$51,674
Sales and marketing	72,206	63,937	225,421	198,782
Research and development	88,779	63,753	248,704	188,514
General and administrative	29,652	21,857	87,824	65,769
Total	$212,266	$167,809	$626,440	$504,739

(2) Includes amortization expense of acquired intangible assets:
Cost of revenue	$7,243	$3,830	$19,852	$11,320
Sales and marketing	4,198	425	11,336	1,275
Research and development	—	—	—	145
Total	$11,441	$4,255	$31,188	$12,740

(3) Includes restructuring and other charges:
Cost of revenue	$—	$—	$750	$—
Sales and marketing	—	—	2,809	—
Research and development	—	—	1,182	—
Total	$—	$—	$4,741	$—

(4) Acquisition-related expenses	$1,782	$—	$4,077	$—

(5) Includes amortization of debt issuance costs	$2,043	$984	$6,121	$2,947

(6) During the three and nine months ended April 30, 2025, we recognized a tax benefit of $0.2 million and $17.4 million, respectively attributable to the release of the valuation allowance on United Kingdom (U.K.) deferred tax assets.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	23	23	23	23
Gross margin	77	77	77	77
Operating expenses
Sales and marketing	43	46	46	48
Research and development	27	25	27	25
General and administrative	10	10	9	9
Total operating expenses	80	81	82	82
Operating margin	(3)	(4)	(5)	(5)
Interest income	4	5	4	5
Interest expense	—	—	—	(1)
Other income (expense), net	(1)	—	—	—
Income (loss) before income taxes	—	1	(1)	(1)
Provision for income taxes	2	2	1	—
Net loss	(2)%	(1)%	(2)%	(1)%

Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Revenue	$850,475	$678,034	$172,441	25%
Revenue increased by $172.4 million, or 25%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change in revenue was driven primarily by sales of additional subscriptions to existing customers, which contributed $102.7 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 17% from April 30, 2025 to April 30, 2026.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue	$192,652	$155,978	$36,674	24%
Gross margin	77%	77%
Cost of revenue increased by $36.7 million, or 24%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $26.4 million for data center and equipment-related costs for hosting and operating our cloud platform. The remainder of the increase was primarily attributable to employee-related expenses of $6.9 million, inclusive of an increase of $3.7 million in stock-based compensation expense, and higher amortization of acquired intangible assets of $3.4 million.
Gross margin remained flat at 77% for the three months ended April 30, 2026, compared to the three months ended April 30, 2025.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing expenses	$371,941	$314,605	$57,336	18%
Sales and marketing expenses increased by $57.3 million, or 18%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change was driven primarily by an increase of $46.2 million in employee-related expenses, inclusive of an increase of $11.1 million in sales commissions expense and $8.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $6.2 million in facility, software and equipment-related expenses and $3.8 million in amortization of acquired intangible assets.

Research and Development Expenses

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Research and development expenses	$232,281	$169,765	$62,516	37%
Research and development expenses increased by $62.5 million, or 37%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, as we continue to develop and enhance the functionality of our cloud platform and integrate acquired technologies. The change was driven primarily by an increase of $46.8 million in employee-related expenses, inclusive of an increase of $25.3 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $16.2 million in facility, cloud hosting, software and equipment-related expenses to support our growth.
General and Administrative Expenses

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
General and administrative expenses	$83,241	$63,097	$20,144	32%
General and administrative expenses increased by $20.1 million, or 32%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change was driven primarily by an increase of $13.4 million in employee-related expenses, inclusive of an increase of $7.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $1.8 million in acquisition-related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Interest income	$34,043	$31,263	$2,780	9%
Interest income increased by $2.8 million, or 9%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(2,700)	$(1,966)	$(734)	37%
Interest expense increased by $0.7 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change was driven primarily by higher amortization of debt issuance costs.
Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Other income (expense), net	$(4,074)	$677	$(4,751)	(702)%
Other income (expense), net increased by $4.8 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Provision for income taxes	$11,512	$8,688	$2,824	33%
Our provision for income taxes increased by $2.8 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change is primarily driven by the increase in our pre-tax income in non-U.S. jurisdictions in which we conduct business.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for, and estimate of, our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the United States.
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

Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on the income tax provision for the three months ended April 30, 2026.

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

The OECD's January 2026 guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.

Comparison of the Nine Months Ended April 30, 2026 and 2025
Revenue

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Revenue	$2,454,338	$1,953,889	$500,449	26%
Revenue increased by $500.4 million, or 26%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change in revenue was driven primarily by sales of additional subscriptions to existing customers, which contributed $321.2 million in additional revenue. The remainder of the increase was primarily attributable to the addition of new customers, as we increased our customer base by 17% from April 30, 2025 to April 30, 2026.
Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue	$568,665	$445,938	$122,727	28%
Gross margin	77%	77%
Cost of revenue increased by $122.7 million, or 28%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $80.2 million for data center and equipment-related costs for hosting and operating our cloud platform. The remainder of the increase was primarily attributable to employee-related expenses of $30.7 million, inclusive of an increase of $13.9 million in stock-based compensation expense, higher amortization of acquired intangible assets of $8.5 million and facility related expenses of $3.4 million.
Gross margin remained flat at 77% for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025.
Operating Expenses
Sales and Marketing Expenses

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing expenses	$1,114,449	$928,564	$185,885	20%
Sales and marketing expenses increased by $185.9 million, or 20%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change was driven primarily by an increase of $133.5 million in employee-related expenses, inclusive of an increase of $30.0 million in sales commissions expense and $25.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to $18.8 million in facility, software and equipment-related expenses, $12.7 million in marketing and advertisement expenses, $10.1 million in amortization of acquired intangible assets, $8.9 million in travel expenses and $4.1 million in professional services.

Research and Development Expenses

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Research and development expenses	$661,916	$494,879	$167,037	34%
Research and development expenses increased by $167.0 million, or 34%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025, as we continue to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $116.4 million in employee-related expenses, inclusive of an increase of $59.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $40.4 million in facility, cloud hosting, software and equipment-related expenses to support our growth and lower capitalized internal-use software development costs of $8.3 million.
General and Administrative Expenses

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
General and administrative expenses	$227,083	$180,726	$46,357	26%
General and administrative expenses increased by $46.4 million, or 26%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change was driven primarily by an increase of $34.6 million in employee-related expenses, inclusive of an increase of $21.9 million in stock-based compensation expense, primarily due to an increase in headcount. The remainder of the increase was primarily attributable to increased expenses of $4.1 million in acquisition-related expenses, $2.8 million in facility-related expenses and the rise of miscellaneous expenses to support the growth of our business.
Interest Income

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Interest income	$101,090	$92,189	$8,901	10%
Interest income increased by $8.9 million, or 10%, for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change was driven primarily by our increased balance of cash equivalents and short-term investments.

Interest Expense

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(9,048)	$(7,448)	$(1,600)	21%
Interest expense increased by $1.6 million for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change was driven primarily by higher amortization of debt issuance costs.
Other Expense, Net

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Other expense, net	$(6,310)	$(4,911)	$(1,399)	28%
Other expense, net increased by $1.4 million for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Nine Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Provision for income taxes	$27,767	$7,512	$20,255	270%
Our provision for income taxes increased by $20.3 million for the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. The change is primarily attributable to the prior year's non-recurring release of valuation allowance on United Kingdom deferred tax assets.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision for, and estimate of, our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in our business operations and changes in tax laws. Our estimated annual effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no tax benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in United States.
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

Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on the income tax provision for the nine months ended April 30, 2026.

The OECD's January 2026 guidance introduced a "Side-by-Side Safe Harbor" that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. However, this relief does not extend to foreign jurisdictions where local minimum tax requirements remain applicable. We continue to monitor these developments and are assessing the potential impact on the income tax provision beginning in fiscal 2027.

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

Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,539.1 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate debt securities, asset-backed securities and non-U.S. government securities.
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
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,249.4 million as of April 30, 2026. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2026, we had deferred revenue of $2,477.2 million, of which $2,097.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue in comparison to our invoices issued quarterly in advance or monthly in advance.
As of April 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$850,369	$721,849
Net cash used in investing activities	$(2,281,779)	$(179,440)
Net cash provided by financing activities	$24,499	$25,401
Operating Activities
Net cash provided by operating activities during the nine months ended April 30, 2026 was $850.4 million, which was driven by a net loss of $59.8 million, adjusted for non-cash charges of $965.0 million and net cash outflows of $54.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $610.3 million for stock-based compensation expense, $149.7 million for amortization of deferred contract acquisition costs, $105.6 million for depreciation and amortization expense, $60.4 million for non-cash operating lease costs, $31.2 million for amortization expense of acquired intangible assets, and $6.1 million in amortization of debt issuance costs. These non-cash charges were partially offset primarily by $4.6 million in accretion of investments purchased at a discount. Net cash outflows from changes in operating assets and liabilities were primarily attributable from an increase of $184.7 million in deferred contract acquisition costs, a decrease of $65.9 million in deferred revenue, a decrease of $44.0 million in operating lease liabilities, an increase of $29.1 million in prepaid expenses, other current and noncurrent assets, a decrease of $20.0 million in accounts payable and a decrease of $9.4 million in accrued compensation. Net outflows were partially offset by cash inflows resulting from decrease in accounts receivable, primarily due to the timing of billings and collections of $280.0 million as well as an $18.2 million increase in accrued expenses and other current and noncurrent liabilities.
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
Investing Activities
Net cash used in investing activities during the nine months ended April 30, 2026, totaled $2,281.8 million. This was primarily driven by purchases of short-term investments of $1,971.7 million, payments for business acquisitions, net of cash acquired, of $770.0 million and capital expenditures of $132.0 million to support the growth and expansion of our cloud platform and expenditures on strategic investments of $4.2 million. These outflows were partially offset by proceeds of $596.2 million from sales and maturities of short-term investments.
Net cash used in investing activities during the nine months ended April 30, 2025 of $179.4 million was primarily attributable to purchases of short-term investments of $886.6 million and capital expenditures of $167.1 million to support the growth and expansion of our cloud platform. These activities were partially offset by proceeds from maturities of short-term investments of $875.9 million.
Financing Activities
Net cash provided by financing activities of $24.5 million during the nine months ended April 30, 2026 was primarily attributable to $21.5 million in proceeds from the issuance of common stock under the ESPP and $4.0 million was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities of $25.4 million during the nine months ended April 30, 2025 was primarily attributable to $22.3 million in proceeds from the issuance of common stock under the ESPP and $3.5 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the nine months ended April 30, 2026, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2025 Form 10-K.

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
Our significant accounting policies are described in the Fiscal 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the nine months ended April 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Fiscal 2025 Form 10-K.
Interest Rate Risk
As of April 30, 2026, we had cash, cash equivalents and short-term investments totaling $3,539.1 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, non-U.S. government securities, certificates of deposit, corporate debt securities and asset-backed securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of April 30, 2026, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $35.1 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss and are realized only if we sell the underlying securities prior to maturity.
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
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, Euro, Israeli Shekel, Canadian Dollar, Australian Dollar and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on the unaudited condensed consolidated financial statements for the nine months ended April 30, 2026 and 2025.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•if we fail to develop or introduce new enhancements to our cloud platform, including AI enhancements, our ability to attract and retain customers and remain competitive could be impaired;

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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $41.5 million, $57.7 million and $202.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of April 30, 2026, we had an accumulated deficit of $1,249.4 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions are still in the process of being widely adopted, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Cloud security technologies are still evolving, and it remains difficult to predict customer demand and adoption rates for our solutions. We believe that our cloud platform offers superior protection to our customers, who are moving their applications and data to the cloud and embracing AI applications and agents. We also believe that our cloud platform represents a major shift from on-premises appliance-based security solutions. While cloud-based security solutions have seen increased adoption, traditional on-premises security appliances continue to be entrenched in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in and the familiarity of their IT personnel with on-premises appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers on the benefits and capabilities of our cloud platform, particularly as we continue to pursue customer relationships with large organizations. Even with these efforts, we cannot predict long-term market acceptance of our cloud platform, or the adoption of competing products, services or technologies. If we fail to achieve or maintain broad market acceptance of our cloud platform or are unable to keep pace with industry changes, particularly as a result of AI, our ability to grow our business and our operating results will be materially and adversely affected.
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
In addition, numerous other factors, many of which are out of our control, have impacted, and may in the future impact, our ability to add new customers, including:
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
•litigation; and
•general economic conditions.
As a result of challenging and uncertain macroeconomic conditions and the other challenges described in these risk factors, we have experienced, and may experience in the future, increased scrutiny and a longer approval process for initial purchases by new customers, particularly for larger transactions. We cannot predict how challenging and uncertain macroeconomic conditions or other challenges will impact potential customers' purchasing decisions and whether potential customers may decide to delay purchases, decrease the size of purchases or entirely forego purchasing our services.
If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.

If our customers do not renew their subscriptions for our services and add additional users and services to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, including under the EU Data Act, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, elect not to renew non-user-based services, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscriptions, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of services purchased and/or the users to which our customers deploy our solutions, new laws and regulations impacting service contract terms, mergers and acquisitions involving our customers, competition, our customers' increasing use of AI to automate tasks traditionally performed by human workers and deteriorating or uncertain general economic conditions. Any of these factors may result in our customers and potential customers reducing their IT budgets or lowering employee headcounts, which could negatively impact our business.
Our future success also depends in part on the rate at which our current customers add additional users or services to their subscriptions, which is driven by a number of factors, including customer satisfaction with our services, customer security and networking issues and requirements, general economic conditions and customer reaction to the price per additional user or of additional services. In addition, as our customers increasingly deploy AI agents, our success will increasingly depend on our ability to monetize the increasing prevalence of non-user-based traffic. If our efforts to expand our relationships with our existing customers are not successful, our business may materially suffer.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 28% of our revenue for fiscal 2025, 25% of our revenue for fiscal 2024 and 26% of our revenue for fiscal 2023, and 30% and 27% of our revenue for the nine months ended April 30, 2026 and 2025, respectively. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, trade regulations including tariffs, inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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

Conditions in our market change rapidly and significantly as a result of technological advancements (particularly as a result of AI), partnering or acquisitions by our competitors or continuing market consolidation. Start-up companies that innovate and large competitors that are making significant investments in research and development may introduce similar or superior products, services and technologies that compete with our cloud platform. Large companies with substantial communications infrastructure, such as global telecommunications services providers or public cloud providers, have entered or could choose to enter the security solutions market. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. In addition, AI technologies may lower barriers to entry for new competitors, including large AI providers, and enable faster development of alternative solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.
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
•the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the current conflicts between Russia and Ukraine and in the Middle East, including recent conflicts related to Iran) or terrorism, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events;
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
•the failure of our disaster recovery and business continuity arrangements; and
•the potential implementation of export controls or tariffs, or retaliatory measures in response to such actions, on the sales of our products in countries where our customers or potential customers are located.
The occurrence of any of these factors, or if we are unable to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers or otherwise materially harm our business, results of operations and financial condition. In addition, powerful new AI models have accelerated our ability to discover vulnerabilities in our software and third-party components we incorporate into our software. As a result, we are identifying more vulnerabilities, and any failure to timely remediate any significant vulnerability may result in issues that could disrupt the continuity or security of our services.
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
If we fail to develop or introduce new enhancements to our cloud platform, including AI enhancements, on a timely basis, our ability to attract and retain customers, remain competitive and grow our business could be impaired.
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
In addition, the application of AI-enabled vulnerability tools to our infrastructure and software is surfacing a substantially greater volume of issues requiring remediation than in the past. While timely remediation strengthens the security of our cloud platform, the engineering capacity required for patching, regression testing and re-validation may reduce the resources available for new feature development and the introduction of new solutions, which could adversely affect our ability to timely develop and release new product features and enhancements.

If our global network of exchanges, which deliver our services, was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 160 public exchanges globally and thousands of private exchanges at the edge. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our control. Our exchanges are hosted in third-party data centers which are vulnerable to damage and connections to our exchanges may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events. Our exchanges may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center resources, or if data center capacity is unavailable or unavailable at acceptable terms, we may experience delays and additional expenses in arranging new exchanges, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, including by disgruntled or negligent current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. The growth in state sponsored cyber activity, including those actions taken in connection with recent global conflicts and geopolitical tensions, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual, perceived or purported security breaches of our cloud platform could result in actual, perceived or purported breaches of our customers’ networks and systems.
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
Further, our vendors and service providers have been, and may in the future be, the targets of cyberattacks, and their systems and networks have been, and may in the future be, breached or may contain exploitable defects or bugs that could result in a breach of or disruption to their or our systems and networks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent their security measures, resulting in the unauthorized access to, misuse, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals. Geo-political factors including international conflicts, such as between Russia and Ukraine and in the Middle East, including recent conflicts related to Iran, may increase the risk of such cyberattacks.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business. We have experienced, and may in the future experience, significant change in senior management. For example, two sales leaders recently departed the Company. Any significant leadership change or senior management transition involves risk and any failure to transition effectively or to retain new leaders could hinder our strategic planning, business execution and future performance.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 49%, 50% and 50% of our revenue from our international customers in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of July 31, 2025, approximately 63% of our full-time employees were located outside of the United States. We are continuing to adapt to, and develop strategies to address, international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic and social uncertainty or international conflict, such as the current conflicts between Russia and Ukraine and in the Middle East, including recent conflicts related to Iran;
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2025, 37% of our global work force is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced natural disasters, civil unrest and terrorism and, in the past, has been and may again be involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
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

In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently, generally are not recognized until launched against a target and are becoming faster, more sophisticated, more prevalent and more automated as a result of the availability and rapid commoditization of AI-enabled cyberattack toolkits. While advanced adversaries continue to gain capabilities, less-sophisticated actors are increasingly able to plan, develop and deliver attacks at a scale, speed and degree of customization that has historically required specialized expertise. As a result, we expect the volume, speed and the per-incident impact of cyberattacks to increase and dramatically expand the global threat landscape. Further, there is a risk that a cyber threat could emerge that our services are unable to detect or prevent until after some of our customers are impacted.
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
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, AI enabled attacks or attacks targeting and exploiting AI and ML systems and applications, advanced persistent threat intrusions, ransomware and other malware, attacks on their vendors and supply chains, and theft or misuse of intellectual property or business or personal data, including by disgruntled or negligent, current or former employees or contractors. No security solution, including our cloud platform, can address all possible security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers become infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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
We are increasingly utilizing AI and ML capabilities in our business operations and our product offerings. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, which could affect their further development, adoption and use and our ability to realize their anticipated benefits. The rapid evolution of AI and ML requires the application of significant financial, operational and human resources to develop, test, maintain and monitor our products and services and our internal applications, systems and processes to help ensure that AI and ML are implemented effectively and responsibly. We may not accurately forecast the required resources or effectively deploy resources when and where needed to realize the benefits of AI and ML technologies. We are increasingly deploying AI agents, which may take actions that are erroneous, irreversible or misaligned with intended business outcomes, including interacting with unauthorized data sources and external tools. We are also enabling employees across our organization to design, build and deploy software applications. This decentralization of software development activity may increase the risk of security vulnerabilities, data exposure, regulatory non-compliance and operational failures that are difficult to detect or remediate through traditional oversight mechanisms.
Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. As the regulatory landscape for AI and ML evolves, including through new frameworks such as the EU AI Act, we must develop and maintain robust internal policies and standards that clarify functional roles and responsibilities for the responsible and compliant development, deployment and use of AI technologies in our internal operations and product offerings. The use of AI technologies presents ethical issues that could become controversial and failure, or perceived failure, to establish or enforce such policies and clear lines of accountability could increase our risk of noncompliance, operational errors, reputational harm and penalties.

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
We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Some of our suppliers also temporarily hold a portion of our assets for us. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, constraints based on the then-current availability, terms and pricing of these components and potential loss of assets. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services that we use to operate our business. As AI-enabled cyberattacks increase, these SaaS vendors may be compromised or suffer outages, which may disrupt their services on which our cloud platform depends.
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
Global economic conditions are increasing our supply chain costs and could result in further increased costs and disruptions and delays for components in the future. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us may lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. If our supply of certain components is disrupted, delayed or becomes significantly more expensive, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all, as it may take several months or longer to identify, qualify and engage a new supplier or integrator. Any disruption or delay in access to components may materially increase our costs, require us to increase costs to our customers, delay opening new exchanges, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business and operating results.

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
The United States and the global economy have recently experienced historically high levels of inflation. The existence of inflation in the U.S. and global economy, the pricing pressure created by rising inflation in prior periods and changes to trade regulations including tariffs may result in high interest rates and capital costs, high shipping costs, supply shortages, increased costs of labor, weakening exchange rates, reduced demand, and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Further, the recent conflict in the Middle East has disrupted global energy markets, causing actual or perceived energy shortages and increased energy costs. Inflation and related increases in interest rates, elevated energy costs and energy shortages could increase our customers' operating costs and disrupt their operations, which could result in reduced IT budgets, less demand for our solutions or delays in new orders, renewals or payments due to us.
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
The impact of global economic conditions could materially and adversely affect our business, operating results and financial condition.
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

AI laws and regulations, such as the European Union's AI Act, impose compliance obligations on AI systems that process personal data. Such laws and regulations may, among other things, require risk assessments specific to AI, changes to data governance practices and enhancing transparency disclosures that supplement existing data protection requirements. The AI regulatory landscape is fragmented and uncertain, with various countries considering or enacting differing AI-specific laws and regulations to govern the emerging technology. This creates significant regulatory uncertainty about which compliance standards will ultimately govern our operations and solutions.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security and telecommunications services in the jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Needing to address new obligations and changes in the interpretation of existing obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations and may adversely impact our business, financial condition and operating results. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual, perceived or purported security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of, information relating to individuals or other data, may result in governmental investigations, enforcement actions and other proceedings, private claims and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

We are subject to governmental import and export controls and trade and economic sanctions and other trade controls including tariffs that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. For example, the U.S. and other countries have continued to implement increased economic and other sanctions, as well as increased export controls in response to the current conflict between Russia and Ukraine and other geopolitical conflicts. These export controls and sanctions and any additional restrictions may impact our ability to operate in Russia and other affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and software and operate our cloud platform or could limit our customers’ ability to access or use our services or software in those countries.

Although we take precautions to prevent our services and software from being provided in violation of such laws, our services and software may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required licenses, for a particular transaction may be costly or time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
In addition, changes in our platform; export, sanctions and import laws and regulations; or tariffs and other trade regulations could delay the introduction of our products, reduce the sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change or threatened change in export or import regulations, tariffs, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease or eliminate our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any limitation in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD's Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in the allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). On January 5, 2026, the OECD announced a side-by-side elective safe harbor that would exempt electing U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. However, this safe harbor does not provide an exemption from the "qualified domestic minimum top-up taxes" that many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

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
As of July 31, 2025, we also had U.S. federal, California, and foreign research and development and other tax credit carryforwards of $192.8 million, $102.6 million and $2.1 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2037. Our California research and development tax credits may be carried forward indefinitely. Foreign tax credits will begin to expire in the fiscal year ending July 31, 2033. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our U.S. federal tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations.
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
As of April 30, 2026, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 34.9% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 16.6% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•investor and market perceptions regarding AI-related disruption to software companies and the cybersecurity industry;
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
On July 3, 2025, we issued $1,725 million in aggregate principal amount of our 0.0% Convertible Senior Notes due 2028, which mature on July 15, 2028. Prior to April 15, 2028, the 2028 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. During the quarter ended April 30, 2026, the conditions allowing holders of the 2028 Notes to convert were not met. After April 15, 2028, holders may convert all or any portion of their 2028 Notes at their option at any time. If one or more holders elect to convert their 2028 Notes when eligible, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted.

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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or public health emergency, occurring at our headquarters, in India, where we have significant facilities, or where a key channel partner, vendor or exchange is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our component suppliers or other third-party providers, including our network bandwidth and SaaS solution providers, this could materially and adversely affect our ability to provide services in a timely or cost-effective manner.
In addition, natural disasters, acts of war, international conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East, including recent conflicts related to Iran, terrorism and other geopolitical unrest or health issues, such as an outbreak of a pandemic or epidemic disease, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry and may become more frequent and effective through the use of AI. As a result, our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.
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
On February 5, 2026, in connection with our acquisition of SquareX, we agreed to issue a total of 220,916 shares of our common stock as deferred consideration for a key employee. A portion of these awards is subject to either time-based vesting or performance conditions.
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
(b) Issuer Purchases of Equity Securities

None.
Item 5. Other Information
During the three months ended April 30, 2026, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408:
On March 20, 2026, Adam Geller, the Company's chief product officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 96,411 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 22, 2027, or earlier if all transactions under the trading arrangement are completed.
On March 24, 2026, Kevin Rubin, the Company's chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 14,754 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 25, 2027, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408 during the three months ended April 30, 2026.

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

Zscaler, Inc.

May 26, 2026	/s/	Kevin Rubin
Kevin Rubin
Chief Financial Officer