Form 10-K
period 2026-07-31
Zscaler, Inc.
filed 2026-09-03
CIK 1713683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on January 31, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $18.5 billion.
As of August 27, 2026, the number of shares of registrant’s common stock outstanding was 163,054,698.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its fiscal year 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our ability to develop new solutions or enhancements to our existing solutions, including AI and ML capabilities, and bring them to market in a timely manner;
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

•our expectations regarding any settlement upon conversion of the 2028 Notes (as defined in Note 10, Convertible Senior Notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K);
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

PART I
Item 1. Business
Overview
We are the cybersecurity platform for the AI era. We empower our customers with the cybersecurity solutions necessary to protect their enterprises, drive growth and outpace competitors where success depends on securely adopting the technologies required to operate and compete effectively in an AI world. We were founded in 2007, based on a vision that, with the broad adoption of SaaS applications, the internet would become the new corporate network, the cloud would become the new data center and perimeter-based security would fail to protect users, applications and data. As AI redefines how businesses operate, and powerful AI-enabled cyberthreats proliferate, enterprises must now adopt a zero trust approach to security. We deliver a comprehensive, cloud-native zero trust platform that minimizes the attack surface of an enterprise and eliminates lateral threat movement, enabling security at the scale and speed of AI. As a result, we believe we are the only cybersecurity platform capable of protecting enterprises in the most complex and consequential threat landscape in history.
The traditional model of enterprise security built around hub-and-spoke networks, firewalls and virtual private networks, or VPNs, was designed to protect a fixed perimeter. With rapid and increasing cloud adoption, workforce mobility and the emergence of an autonomous agentic workforce, traditional perimeter security fails to completely secure the modern enterprise, is prohibitively expensive and delivers poor user experience. These outdated yet widely-deployed tools are preventing enterprises from safely embracing the digital transformation that is necessary to compete today.
Enterprises have moved applications from the data center to the cloud, workforce mobility has dissolved the office perimeter and enterprises must securely access applications and data, wherever they are hosted, from any device, anywhere in the world. The emergence and rapid adoption of AI have accelerated this transformation, with AI agents accessing applications, AI models and data at machine speed and creating new governance and data security challenges that legacy tools were not built to address.
Our Zscaler Zero Trust ExchangeTM security platform is a cloud-native security solution that is purpose-built to securely connect users, devices, workloads and AI agents to applications, AI models and data based on identity and business policy, rather than network location. Our platform was designed from day one on the principles of never trust and always verify. This approach reflects our consistent, pervasive application of zero trust principles, not just at the network layer, but across every transaction on our platform, based on defined permissions and business policies. Firewalls and VPNs force enterprises to trust traffic, exposing them to unnecessary risk, which is proliferating in the hyper-velocity of our AI world. Frontier AI models are discovering vulnerabilities faster and compressing the time from discovery to exploitation. Securing the AI transformation requires the same zero trust architectural principles that have guided our platform since inception, including inline inspection at scale, hiding applications from the internet and eliminating lateral threat movement.
Our Zero Trust Exchange represents a fundamentally different architectural design and approach to networking and security that allows companies to securely accelerate their digital transformation and AI initiatives. As threat actors increasingly leverage AI to develop faster, autonomous and more sophisticated attacks, we harness AI to defend against evolving threats. In addition to protecting companies from the threats created by agentic AI, we're also enabling organizations to safely deploy AI agents and models. Zscaler continuously applies AI and ML to improve and train the Zero Trust Exchange, allowing our platform to detect threats with greater precision, respond to incidents more quickly, adapt to new attack vectors and enable our customers to safely deploy AI agents and models. We believe that our ability to embed AI-driven intelligence throughout our zero trust architecture positions us to deliver the adaptive, proactive and continuously improving security that the modern threat landscape demands. Zero trust integrated with AI is the new foundation for enterprise security architectures, and we are pioneering this convergence.
Our cloud-native, multi-tenant architecture is distributed across over 200 public data centers globally and thousands of private sites at the edge, which brings security and business policy close to users, devices, workloads and AI agents in over 185 countries and provides fast, secure and reliable access, while dramatically simplifying operations. Our platform processes over 750 billion transactions, blocks over nine billion policy violations and threats and performs over 250,000 unique security updates per day. We believe this scale creates a structural data advantage, as every transaction enriches the threat and policy intelligence that trains our AI engines, improving the security for our customers. Our customers benefit from the cloud security effect of our ever-expanding ecosystem because once a new threat is detected, it can be rapidly blocked across our entire customer base.
Our platform provides our customers with flexible and scalable solutions to better secure their operations, optimize user experience, eliminate complexity, reduce costs and address the risks and opportunities created by AI. To support organizations as they further embrace cloud offerings and AI technology, our platform focuses on four key pillars.
•Zero Trust SASE delivers cloud-based networking and security services by applying our zero trust principles across the entire enterprise, including users, applications, branches, campuses, cloud, workloads, internet of things, or IoT,/operational technology, or OT, systems, AI models, autonomous AI agents and data centers based on identity and business policy, rather than on network location.
•Security for AI enables organizations to adopt AI with confidence by discovering, governing and protecting AI applications, models, agents, identities, data, endpoints and workflows across the enterprise.
•Data Security safeguards sensitive information across its entire life cycle, from creation to storage, transmission and access, regardless of location, device or application.
•Agentic Security Operations refers to the integration of advanced AI technologies to empower both Security Operations, or SecOps, and IT Operations teams with increased efficiency and actionable insights.
We have approximately 11,000 customers globally, including many of the largest enterprises and government agencies across every major industry. Our customers include over 40% of the Forbes Global 2000 and over 50% of the Fortune 500. Currently we support over 4,600 of the estimated 20,000 organizations with over 1,500 employees, which is indicative of our significant room for growth.
We have delivered significant growth, with revenue increasing from $2,167.8 million in fiscal 2024 to $2,673.1 million in fiscal 2025 to $3,352.5 million in fiscal 2026, representing year-over-year revenue growth of 23% and 25%, respectively. We experienced net losses of $63.2 million, $41.5 million and $57.7 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
Our Differentiated Architecture

Zscaler's Zero Trust Exchange is a structurally unified platform where every product runs on the same infrastructure, is enforced by the same policy engine and is trained on the same signals. Our platform connects each user, device and AI agent only to the applications, data and AI models they are authorized to access, unlike legacy security products that permit broad access once on the network and past the security perimeter. Our Zero Trust Exchange confirms identity, verifies device posture, applies business policy and makes the connection directly without connecting any user, device or AI agent to the corporate network. This approach eliminates lateral threat movement because the user and the application do not communicate directly, even though the experience is seamless to the user. Our service automatically forwards traffic through our expansive data center network, providing a streamlined user experience and enabling customers to monitor and control access to applications and data. And notably, because applications are never exposed to the network, our architecture makes it harder for frontier AI models to discover assets, exploit vulnerabilities and breach an organization.
Because the Zero Trust Exchange is inline on every connection, our platform’s fully integrated security offerings process each of the billions of daily transactions on the platform at the same time. When a threat is detected in one transaction, that intelligence immediately updates the model that governs every future transaction. This closed-loop architecture, combined with the scale and diversity of our telemetry, positions us to apply policies across security, data protection and operations to deliver superior security, increased agility and enhanced productivity, while reducing cost and complexity. Our platform complements and interoperates with key technology and cloud vendors relied upon by enterprises for identity access management, device and endpoint management and security information and event management (SIEM), which together comprise the foundation for modern access and security architecture.
Our platform, protected by more than 950 issued and pending patents in the United States and other countries, unifies security for user access, AI, data, cloud and security operations under a single architecture and a single policy engine. Our products run on the same resilient and redundant platform, distributed across over 200 public data centers globally and thousands of private sites at the edge, all enforcing the same zero trust model and drawing from the same intelligence, while providing the scale that enterprises demand. Now, with nonhuman identities increasing exponentially with increasing deployment of agents and operating at machine speed, we believe our zero trust security, delivered by our extensible and unified platform, is uniquely capable and required to secure enterprises.
Zero Trust SASE
Our Zero Trust SASE solution securely connects workforces, AI agents, workloads and IoT/OT devices to cloud apps and AI services without needing to rely on traditional approaches like multiprotocol label switching, or MPLS, or software defined-wide area network, or SD-WAN. Zero Trust SASE combines the capabilities of our cloud-native Zero Trust Exchange security platform with our Zero Trust Branch and Cloud solutions to deliver an integrated platform that is easy to manage through a unified console and delivers a better end-user experience by eliminating the performance bottlenecks associated with traditional firewall and VPN-based approaches. This enables our customers to simplify network and security operations, reduce reliance on legacy infrastructure and support cloud and digital transformation initiatives.
Zero Trust SASE delivers our core Zero Trust products through the deployment of our comprehensive and inline solutions, spanning the following core domains.
Zscaler Internet Access
Zscaler Internet AccessTM, or ZIATM, provides secure access to external services, including SaaS and AI applications, regardless of device, location or network. ZIA safeguards every connection to the internet by ensuring that users, devices, workloads and AI agents do not connect to malicious sites and that sensitive data is not leaked outside the organization. Security policies seamlessly follow the users so that they have a consistent experience at home or in the office.
ZIA provides comprehensive cyberthreat defense functionality to prevent sophisticated ransomware, phishing and zero-day cyber attacks. Our inline proxy architecture enables full transport layer security, or TLS, inspection at scale to identify threats and protect sensitive data in encrypted traffic, with connections brokered between users and applications based on identity, context and business policies. Our core ZIA threat prevention capabilities include:

•Advanced Threat Protection uses techniques including AI/ML, advanced heuristics, signatures and reputation to deliver real-time protection from malicious internet content like browser exploits, scripts, zero-pixel iFrames, malware and botnet callbacks.
•Sandbox enables enterprises to block zero-day exploits and advanced persistent threats by analyzing unknown files for malicious behavior, and can scale to every user regardless of location.
•Zero Trust Firewall protects web and non-web traffic for users, applications, locations and clouds across all ports and protocols, using inline traffic inspection and native TLS and secure sockets layer, or SSL, decryption to terminate malicious connections and prevent threats.
Zscaler Private Access
Zscaler Private AccessTM, or ZPATM, provides secure access to managed applications, hosted internally in data centers or in private or public clouds, with granular access controls based on identity and context. This offers customers a modern approach to Zero Trust Network Access without granting extensive network permissions.
ZPA leverages a global policy engine to govern access to enterprise and internally managed applications regardless of location. If access is granted to a user, our ZPA solution connects the user’s device only to the authorized application without exposing the identity or location of the application. As a result, applications are not exposed to the internet, further limiting the external attack surface and eliminating lateral threat movement. This results in reduced cost and complexity, while offering better security and an improved user experience.
Our ZPA solution provides broad functionality including:

•Cyberthreat Protection and Data Protection delivers the same cyberthreat protection and data protection functionality that is applied to internet traffic via our ZIA solution.
•Application Discovery provides granular discovery of internally managed applications to enable customers to quickly and seamlessly provision appropriate segmentation policies.
•Secure Application Access empowers administrators to establish global policies from a single console, enabling policy-driven access that is agnostic to the network the users are on. By creating seamless access to applications regardless of a user’s network, our ZPA solution eliminates the need for traditional remote access VPNs, reverse proxies and other similar products.
•Application Segmentation and Protection enables user and application-level segmentation with micro tunnels, each of which is a temporary session between a specific user and a specific application. This prevents lateral movement across the network, significantly reducing security risk while eliminating the need for internal firewalls.
•Application Protection initiates outbound-only connections between authenticated users and internally managed applications using micro tunnels. Access is provided to users without bringing them onto the corporate network and without exposing applications to the internet. With no inbound connections and no public IP addresses, there is no inbound attack surface and therefore no threat of distributed denial-of-service, or DDoS, attacks. For allowed connections, our ZPA solution also provides web application firewall functionality, including OWASP Top 10 protections for threats, such as structured query language injection and cross-site scripting, to block common attack vectors.
•Reduced Attack Surface is delivered by utilizing inside-out connections that are outbound from users to the Zero Trust Exchange security platform, which allows customers to deny all inbound connections. This reduces their attack surface by not exposing IP addresses of all devices, applications, appliances or workloads to the internet. Reduced attack surface results in lower exposure to zero-day application vulnerabilities and eliminates the need for DDoS mitigation.
Zero Trust Browser
Our Zero Trust Browser solution secures browser-based access to business applications for the extended workforce, including third parties and partners, with comprehensive protection against breaches while preserving the end-user experience. As the browser has become the primary interface for accessing business applications, securing browser-based activity is essential to protecting enterprise data and maintaining productivity.
Zero Trust Browser can be implemented in a variety of ways including:
•Zero Trust Browser Extension brings browser-native security directly into the existing user experience. With industry-first Browser Detection and Response, organizations gain another line of defense inside the browser to detect and respond to threats that may evade upstream network and endpoint controls.
•Zero Trust Enterprise Browser provides a purpose-built Chromium browser with Zero Trust security integrated into the experience. It gives customers another powerful option for securing modern work without requiring them to build a separate security architecture around the browser.
•Cloud Browser Isolation provides a powerful layer of protection for high-risk web content, active and sensitive cloud applications, unmanaged devices and other scenarios where active and sensitive content should be separated from the endpoint.
Zscaler Digital Experience
Zscaler Digital ExperienceTM, or ZDXTM, monitors end-user experience and helps organizations identify and resolve performance issues across their digital environment. ZDX is delivered through the Zscaler Client Connector, the same endpoint agent used for ZIA and ZPA, so customers can adopt ZDX without deploying new infrastructure or additional endpoint agents. Because ZDX unifies device, network and application telemetry, it can pinpoint the source of a performance issue across the entire transaction path, including intermediate and last-mile internet service providers the enterprise does not control. Where a fault is attributable to an intermediate provider, administrators can apply ZIA policy to route traffic around it, sustaining application availability rather than only reporting the disruption. A single deployment serves service desk, network operations and security teams, enabling organizations to consolidate monitoring and troubleshooting across IT functions.
Zero Trust Branch
Our Zero Trust Branch solution securely connects branches, factories, data centers and campuses without the need for expensive MPLS services or traditional SD-WAN, using the same zero trust principles as we do for users. Zero Trust Branch reimagines branches as independent environments, connecting directly over broadband, 5G or satellite without allowing the users and devices to move laterally on the network. Business policies determine who can access what, when and where. With this model, branches become like islands and are invisible to the internet.
Our Zero Trust Branch solution includes broad functionality, which we categorize into the following:

•Zero Trust SD-WAN securely connects branches, campuses and data centers without complex routing or expensive MPLS services. It reduces the attack surface and eliminates lateral threat movement by connecting users and IoT/OT devices to applications through our Zero Trust Exchange security platform. Branch traffic can be securely forwarded directly to the Zero Trust Exchange, where ZIA or ZPA policies can be applied for full security inspection and identity-based access control.

•Zero Trust Device Segmentation provides agentless micro segmentation for enterprise IT and OT environments, creating a "network of one" where even devices on the same network can only communicate with each other if authorized.

The combination of Zero Trust SD-WAN with Zero Trust Device Segmentation extends the Zero Trust Exchange security platform to protect east-west traffic in branch offices, campuses, factories and plants with critical OT infrastructure, eliminating the need for east-west firewalls, network access controls and traditional micro segmentation solutions, while simultaneously delivering operational simplicity.
Zero Trust Cloud
Our Zero Trust Cloud solution securely connects workloads across hybrid and public cloud environments, enabling faster cloud migration without compromising or disrupting security posture. Built on our zero trust architecture, it utilizes our Zero Trust Exchange platform for centralized security policy enforcement and robust data protection. Zero Trust Cloud is designed to securely connect workloads and inspect all traffic, enabling the detection and mitigation of cyber threats like ransomware, preventing data loss and facilitating workload segmentation to halt the lateral movement of threats. This strategy aims to provide customers with consistent threat and data protection, eliminate the attack surface, reduce operational complexity and lower overall costs.
Our Zero Trust Cloud solution includes broad functionality, which we categorize into the following:
•Secure Workload to Internet secures outbound communications from customer workloads to the internet. This protects workloads hosted in public clouds, private data centers or hybrid environments when they connect to external resources such as application programming interfaces, or APIs, SaaS platforms, third-party services or AI agents. To protect against cyber threats and data loss, the solution performs cloud-scale TLS inspection, which is designed to identify and block malicious attacks and prevent the unauthorized exfiltration of sensitive data from our customers' cloud workloads.

•Zero Trust Gateway is a deployment model for Zero Trust Cloud that eliminates the need for customers to host the Zscaler Cloud Connector in their own environment. It accelerates deployment times and eliminates the need for traditional cloud firewalls, VPNs, express routes or direct connects.

•Workload Micro Segmentation secures mission critical applications inside public clouds and data centers to stop lateral threat movement within the host, preventing application compromise and reducing the risk of data breaches. Our agent-based offering utilizes an innovative, AI-enabled approach that is simpler to deploy and operate and enforces zero trust security across compute environments. This reduces the attack surface, resulting in lower risk of application compromise and data breaches.

Security for AI
Our Security for AI solution enables secure AI adoption across the full AI ecosystem, from applications, models and agents to identities, data, endpoints and workflows, by discovering, governing and protecting AI use across the enterprise. AI tools are becoming an integral part of enterprise IT, spanning data, network, identities, endpoints and cloud environments, requiring broad visibility and governance across all systems and applications. Point products address only fragments of the AI ecosystem, leaving organizations with significant security gaps. We deliver these capabilities on a single, unified platform, which lowers cost and complexity while improving security outcomes as customers scale their use of AI. Our comprehensive Security for AI solution closes these gaps and is built around the following key principles:
•discover and maintain visibility across all AI applications, models, workflows and related infrastructure, so that AI systems do not operate outside of policy;

•govern access to AI with the same zero trust controls applied across our platform, granting users only the access they require;

•identify vulnerabilities and weaknesses in AI models and applications before and after deployment through continuous, automated testing; and

•enforce inline protection over AI interactions in real time to prevent data loss, harmful outputs and misuse.

As enterprises deploy autonomous AI agents, we are extending these same controls to agent activity, including the discovery of AI agents and the governance of the connections they make between each other and their access to applications and data.
Our Security for AI solution includes broad functionality, which we categorize into the following key areas:

•AI Asset Management provides ongoing discovery and inventory across an organization’s AI footprint, including AI applications, models, agents, workflows and related AI infrastructure. Drawing on the same platform that already inspects enterprise traffic, it correlates asset discovery with access relationships, data lineage and security posture, enabling teams to identify the unsanctioned use of AI, understand what data AI systems can access, and prioritize and remediate risk.

•Secure Access to AI enables organizations to safely use AI by discovering which AI applications are in use and by whom, and by inspecting prompts and responses inline. It can allow, block or coach the use of AI applications by user or group, apply data loss prevention and isolation controls to help prevent sensitive data exposure and enforce acceptable use policies. Developers are granted Zero Trust access to the AI tools and services they use, with the same controls.

•Secure AI Apps and Infrastructure protects the AI applications, models, agents and supporting infrastructure organizations build, deploy and run. It continuously red teams AI applications and models throughout the development pipeline, helping teams identify and fix misconfigurations, vulnerabilities and excessive permissions before deployment. At runtime, it guards AI applications and models against prompt injection, data leakage, abuse and unauthorized access, while enforcing zero trust access, posture and data protection controls across the AI environment.

•AI Gateway provides inline visibility and control for AI traffic, including prompts, responses, file uploads, tool calls, API requests, agent actions and agent-to-agent communications. It inspects AI interactions in real time to understand user, application and agent intent; protect sensitive data; detect risky or non-compliant behavior; and enforce policy before data or actions reach AI applications, models, agents or tools. Policies can allow, block, isolate, redact or coach activity based on user, group, application, model, agent, data type, action and risk context, helping organizations govern AI use without disrupting adoption.

AI is accelerating the speed and sophistication of cybersecurity threats in ways that traditional perimeter- and rule-based security architectures were not designed to address. We believe the most durable response is Zscaler’s architecture. Our platform inspects every connection — including AI-generated traffic, autonomous agent interactions and model-to-model communications — inline and in real time, before a transaction is completed. This allows us to evaluate the intent and context of every AI interaction as it occurs, rather than relying on logs, signatures or post-hoc analysis. When risk is detected, we intervene at the point of interaction, not after the fact. We process more than 750 billion transactions per day. This scale generates a continuous stream of threat signals that we use to train and improve our detection models. We believe the combination of inline inspection architecture, deployment scale, comprehensive discovery, access and data security controls and accumulated threat intelligence provides powerful AI security benefits to our customers that other vendors cannot deliver.
The primary use cases for our Security for AI solution include:
•discovering and remediating unsanctioned AI tools and shadow AI deployments before they introduce unmanaged risk;
•detecting and blocking AI-native threats, including prompt injection, jailbreaks and data exfiltration through model interactions, inline and in real time;
•governing autonomous AI agents as they access applications, data and external services, including interactions over emerging agent communication protocols;
•enabling employees to use AI applications securely while preventing sensitive data loss through prompts and responses;
•enabling development teams to safely adopt AI-assisted code generation, with controls that identify insecure, non-compliant or unreviewed code before it reaches production; and
•extending existing Zero Trust and data protection policies uniformly across the AI life cycle, without creating exceptions to established governance and compliance posture.
Data Security
Our data security functionality enables enterprises to prevent unauthorized sharing or exfiltration of confidential information by users, devices, servers, workloads and AI agents, thereby reducing business and compliance risks for our customers. We provide inline monitoring of data flows between users and applications, workload to workload and applications to LLMs with AI-powered auto data discovery, reducing the risk of inadvertently transmitting sensitive data and intellectual property. We also provide out-of-band discovery and remediation of data risks across a wide range of data stores, including SaaS, IaaS/PaaS, cloud data lakes and warehouses and on-premise systems. Our unified solution integrates inline and out-of-band insights with workflow automation, agentic analysis and automated policies, enabling enterprises to reduce operational complexity and mitigate risks. Core cloud platform data security services include:
•AI-Powered Data Classification & Contextual Insights leverage a variety of advanced technologies to identify sensitive information across structured and unstructured data, including data at rest, data in motion and data in use. Traditional data loss prevention, or DLP, technologies are augmented with AI-based classification to improve accuracy and simplify operational complexity. Our Access Graph reveals contextual relationships between identities (human and non-human), sensitive data and AI infrastructure, enabling organizations to govern access to sensitive data at scale.
•Data Loss Prevention enables enterprises to alert on and/or block the transmission or sharing of sensitive data across a wide range of exfiltration channels. These include web DLP, endpoint DLP, email DLP and DLP for AI systems. Endpoints are protected by preventing printing or copying to local storage, including USB devices.

Additionally, our Email DLP solutions secure corporate email traffic, including Microsoft Exchange and Gmail. DLP policies also protect interactions with AI applications, safeguarding user prompts.
•SaaS Security combines our cloud access security broker, or CASB, SaaS security posture management and SaaS supply chain security to discover and control known and unknown applications, identify SaaS misconfigurations, find and mitigate potentially risky third-party connections into those SaaS applications and scan data residing in those applications for threats and data protection violations. By performing TLS inspection at scale, we enable inline protections such as malware detection and DLP, while extending CASB capabilities through both inline and out-of-band controls across specific sanctioned and unsanctioned applications. Business policies can be defined with granular access control for specified cloud applications, such as the ability to upload or download files or post comments on videos based on different user or group identity.
•Data Security Posture Management enables enterprises to discover and mitigate risk across their vast range of data stores — including public cloud, SaaS, data lakes and warehouses and on-premise data systems. Advanced classification and contextual analysis enables enterprises to understand where sensitive data resides, and to uncover risks related to posture configuration, access entitlements or compliance. Automated workflows enable organizations to remediate these risks, integrating with mainstream IT Service Management tools such as ServiceNow and Jira. The solution empowers organizations to proactively remediate data risks and avoid sensitive data exposures or compliance violations.
Agentic Security Operations
Our Agentic Security Operations solution enables enterprises to reduce cyber risk by using AI-powered automation to identify, prioritize and respond to threats at machine speed. As threat actors increasingly leverage AI, our customers require security solutions that can counter AI-driven threats with equally fast, AI-powered defenses. Our platform reduces risk across both the proactive and reactive sides of security operations; proactively identifying gaps and prioritizing vulnerabilities, while also detecting and containing incidents in real time with AI-powered capabilities and human-in-the-loop oversight. These solutions include broad and differentiated capabilities across the full attack life cycle.
Exposure Management
Our exposure management platform helps organizations understand their digital attack surface by providing deep visibility into assets and vulnerabilities so they can identify, assess and remediate exposures before they can be exploited. It ingests and analyzes data from Zscaler systems, such as our Zero Trust Exchange security platform, and third-party data from more than 150 sources to deliver a comprehensive view of an enterprise’s threat landscape and prioritize what to address first. Our Data Fabric for Security ingests, synthesizes and enriches this data to yield compelling insights for exposure management, such as providing dynamic and customizable prioritization, streamlined reporting, automated workflows for remediation and contextualized risk-based assessments of a customer’s risk landscape.
Deception

Our deception solution disrupts threat actors by deploying decoys and related techniques that mimic real assets to detect unauthorized attempts to access systems, credentials, applications or other resources. When unauthorized activity is identified, security personnel are immediately alerted and the activity can be automatically isolated to prevent lateral spread. While the activity is isolated, customers can use our deception solution to monitor attack behavior and feed misleading information to the threat actor to gather valuable intelligence about the attack, update threat models and strengthen defenses for the future. Customers can be operational in minutes with a one-click deployment by leveraging a diverse library of pre-configured decoys including those that replicate applications, network components, chatbots and IoT services.

Managed Detection and Response
Our Managed Detection and Response, or MDR, service offering provides threat detection and on-demand incident response services to augment our customers’ security operations capabilities and reduce reliance on extensive internal resources or specialized expertise. This capability leverages advanced technologies including agentic workflows, AI-supported threat intelligence, expert analysis and automated runbooks to identify and address complex cybersecurity threats.
Agentic SOC
Our Agentic Security Operations Center, or Agentic SOC, solution centralizes and correlates security alerts across our platform to identify threats with higher fidelity. It then uses AI agents to triage, investigate and respond at machine speed. We automatically leverage the power of Zscaler telemetry, enabling customers to accelerate detection and response without spending time managing data pipelines, building correlation rules or maintaining complex playbooks. This enables security teams to contain threats before they reach the endpoint and provides the ability to identify and address behaviors such as lateral movement, command-and-control activity, beaconing and data exfiltration. This results in a more efficient and effective SOC that reduces operational burden while improving the speed and precision of threat detection, investigation and response.
Threat Hunting

Our Threat Hunting managed security service is designed to help customers identify potentially malicious activity through proactive analysis of telemetry generated by our Zero Trust Exchange security platform and key third-party data sources such as endpoint, identity and cloud telemetry. This service uses telemetry to detect anomalies, investigate suspicious activity and support the identification of threats that may not be detected through automated controls alone. When a threat is identified in one customer environment, we can proactively hunt for that same threat pattern across our broader customer base, helping organizations benefit from insights gained across the platform, helping customers improve visibility into emerging threats and supporting incident investigation and response across distributed environments.
Growth Strategies
The increasing adoption of the cloud and mobility and the rapid enterprise adoption of AI applications and agents are driving network and application transformation. As a provider of a fully integrated, multi-tenant cloud security solution, we believe we are uniquely positioned to empower our customers to secure and accelerate their digital transformation into the cloud and AI-enabled enterprises. Key elements of our growth strategy include:
•Continue to win new customers. We believe that we have a significant opportunity to expand our customer base globally. We continue to invest significantly in our sales and marketing organization to execute against this opportunity.
•Expansion in existing customers. We leverage organic account expansion to sell subscriptions for additional users, additional solutions and premium solution bundles that contain more functionality, including non-user-based metered pricing models. We also expect to expand our Z-Flex program, a procurement model which allows customers to make flexible product selections within pre-negotiated spend commitments. This program lowers the barrier for customers to access the full breadth of the Zero Trust Exchange by reducing the friction of new product adoption within our customers’ budget commitments.
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
•Expansion into additional market segments. We are targeting the expansion of our immediate addressable market into additional markets, segments and verticals, including sovereign cloud offerings. For example, we are targeting our expansion into new geographies in the Asia Pacific, Latin America and Middle East regions,
We sell to enterprises of all sizes. As of July 31, 2026, we had approximately 11,000 customers. Currently, we support over 4,600 of the estimated 20,000 organizations with over 1,500 employees, which is indicative of our significant room for growth. Our customers include many of the largest global enterprises operating across every major industry, including automotive, airlines and transportation, conglomerates, consumer goods and retail, energy, financial services, healthcare, insurance, manufacturing, media and communications, public sector and education, technology and telecommunications services. We derived approximately 47%, 49% and 50% of our revenue from our international customers in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. No end customer contributed more than 10% of our revenue in fiscal 2026, fiscal 2025 and fiscal 2024.
Sales and Marketing
Although we have a channel sales model, we use a joint sales approach in which our sales force develops relationships directly with our customers, and together with our internal channel account teams, works with our partners on account penetration, account coordination, sales and overall market development. Our sales organization is account-centric, with dedicated sales and customer success resources. Our customer care and success teams maintain high-touch relationships with our customers to deploy and manage our cloud platform, identify, analyze and resolve performance issues and respond to security threats. We believe customer service touchpoints are opportunities to further develop our relationship with our customers and potentially generate incremental revenue through the addition of new users and services.
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
We expect to continue investing in our channel partners as we provide them with education, training and programs, including supporting their independent sales of our solutions. We are also investing in joint go-to-market initiatives with our global systems integrators and other partners to expand our reach and help customers implement digital transformation programs. We believe that these investments in our channel partner programs and our sales force will lead to increased awareness and adoption of our solutions. We expect this to result in significant expansion in our customer base, which would materially impact our business and results of operations.
Our marketing strategy is focused on platform and brand awareness, which drives our opportunity pipeline and customer demand. This strategy is account-based, enabling us to pursue targeted marketing activities across both digital and non-digital channels. We continue to invest in programs designed to elevate our brand in the market and engage new enterprise accounts, including our annual Zenith Live customer and partner conference and our annual Public Sector Summit, in addition to our participation in a number of cloud and security industry events. We also have a deeply integrated ecosystem of channel partners, with whom we engage in joint marketing activities.
Data Center Operations
We have expanded the Zero Trust Exchange to over 200 public data centers globally and thousands of private sites at the edge, which are built to be highly resilient, have multiple levels of redundancy and provide failover to other data centers in our network. Our data centers are co-located within top-tier internet interconnection hubs that have direct connectivity, known as peering, to major telecommunication service providers, SaaS providers, public cloud providers, internet content providers and popular internet destinations. A number of our data centers are also located with our service provider partners.
Compliance
Our platform has received numerous industry standard and internationally recognized certifications upon successful completion of further independent third-party assessments, including ISO 27001, ISO 27701, ISO 27018, ISO 27017, ISO 22301, SOC2, SOC 3, PCI-DSS, CSA-STAR, HITRUST and HIPAA.
We also built a leading U.S. and international government compliance portfolio. We are authorized at the FedRAMP Moderate and High levels and Impact Level 5 with the DOD for ZPA. In addition, in the U.S. we are authorized at both the FedRAMP Moderate and High levels and Impact Level 5 with the DOD for ZIA, among others. We also hold CMMC Level 2 certification, ITAR, FIPS, CJIS, SOC 1 and VPAT 508 in our U.S. Government portfolio. We also became the first cloud-based SaaS security company to achieve StateRAMP for state and local governments. Internationally, we are IRAP Protected and APRA in Australia, Cyber Essentials Plus and G-Cloud in the UK, C5 in Germany, ITSG-33 Prob B in Canada, ISMAP in Japan, MTCS in Singapore, Spain Gov CPSTIC catalog listing and ENS-High, ACN in Italy, and most recently, CSL in China.
Research and Development
Our research and development organization is responsible for the design, architecture, operation and quality of our cloud platform. In addition to improving on our features and functionality, this organization works closely with our cloud operations team to ensure that our platform is reliable, available and scalable. ThreatLabz, our internal team of security experts, researchers and network engineers, analyzes the global threat landscape, works to eliminate threats across our cloud platform and reports on emerging security issues, including risks arising from enterprise adoption of AI applications and AI agents.
Research and development expense was $903.4 million, $672.5 million and $499.8 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Our research and development leadership team is predominantly located in San Jose, California, and we also maintain research and development centers internationally, including in India, Israel and Spain.
Competition
The market for security solutions is defined by changing technologies, an evolving threat landscape and complex enterprise needs. Our competitors and potential competitors include legacy on-premises appliance vendors and other vendors across a number of categories:
•independent IT security vendors, which offer a broad mix of network and endpoint security products;

•large networking, cloud service and other vendors, which offer security appliances and/or incorporate security capabilities in their products, platforms and other services;
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, AI security, DLP, data security posture management, or DSPM, browser security, MDR, SecOps, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies, including AI, to introduce products that compete with or are alternatives to our cloud platform.
The principal competitive factors in the markets in which we operate include:
•delivering security from the cloud regardless of location of the user;
•delivering security for the rapid adoption of AI;
•platform features, effectiveness, flexibility and extensibility;
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
We believe we are positioned favorably against our competitors based on these factors. Our cloud platform integrates many of the point products offered by our competitors and potential competitors, which is a key differentiator. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages users from purchasing our services, including through selling at zero or negative margins, offering concessions, product bundling, maintaining closed technology platforms or incorporating AI and ML technologies into their products and services more quickly or successfully than we do. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based network security architecture and may not be willing or ready to abandon those historical investments. As our market grows and rapidly changes, including as AI and ML technologies evolve and lower the bar to entry, we expect it will continue to attract new companies, including smaller emerging companies, which could introduce new products and services. In addition, we may expand into new markets and encounter additional competitors in these markets.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. As of July 31, 2026, we had more than 950 issued patents and pending patent applications, including more than 450 issued patents in the United States and other countries. Our issued patents expire between 2028 and 2044 and cover various aspects of our cloud platform. In addition, we have registered “Zscaler” as a trademark in the United States and other jurisdictions, and we have registered other trademarks and filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Zscaler” and similar variations. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and invention assignment or similar agreements with our employees, consultants and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription and license agreements. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition to our internally developed technology, we also license software, including open source software, from third parties that we integrate into or bundle with our cloud platform.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products and services that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our platform infringes their intellectual property rights. In particular, companies in our industry have extensive patent portfolios. Third parties, including certain of these companies and non-practicing entities, have in the past and may in the future, assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or channel partners, with whom our license or other agreements may obligate us to indemnify them against these claims. Successful claims of infringement by a third-party could prevent us from offering certain services or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected subscriptions or services, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors – Risks Related to Our Business – Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects” for additional information.
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
Human Capital
As of July 31, 2026, we had over 8,700 employees in locations around the world. We have not experienced any work stoppages and we consider our relations with our employees to be positive and collaborative.
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
Our Culture
Our culture is about creating an environment where our global workforce can contribute their best work to help our customers and our business succeed. Our cultural framework is outlined on our website at https://www.zscaler.com/culture and summarized below.
Our TOPIC values are:
•Teamwork
•Ownership
•Passion
•Innovation
•Customer Obsession
Our HUMAN leadership principles are:
•Hire, Develop & Inspire the Best
•Understand & Innovate with the Customer
•Model a Thoughtful Bias for Action
•Act Like an Owner
•Nurture a Growth Mindset
We introduced our Ways of Working as our operating system and the bridge between our high-level vision and our everyday actions. It codifies our commitments to the mission, the outcome and each other into actionable behaviors. Our Ways of Working include:
•Ownership and Collaboration. Ownership blends strategy and action, while collaboration emphasizes adaptable support, enabling meaningful contributions to team success.
•Trust Through Outcomes and Impact. Trust is built through delivering results, maintaining integrity and prioritizing the team, rather than relying on rank or tenure. It grows from impact and outcomes, fueling effective execution and collective progress.
•A Challenge Culture with Ongoing Feedback. Effective execution thrives on honest, constructive conversations that challenge ideas and align the team to shared goals.
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
Compensation and Benefits
We provide competitive compensation and benefits packages to attract and retain our talent. In addition to base pay, employees may be eligible for performance-based bonuses that are tied to our financial performance and long-term equity incentives that vest subject to continued service. Certain employees may also need to achieve defined performance metrics for parts of their long-term incentives to vest. Our employee performance management program aligns individual achievement and corporate goal attainment with compensation. Employees are assessed on both what was achieved and how they achieved it to help build a high-performance culture that delivers for our customers and is aligned to our cultural values.
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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur annual net losses for the foreseeable future. We experienced net losses of $63.2 million, $41.5 million and $57.7 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. As of July 31, 2026, we had an accumulated deficit of $1,252.7 million. Because the market for our cloud platform is rapidly evolving and cloud-based security solutions are still in the process of being widely adopted, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, particularly in research and development and sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
•competition from hybrid, cloud or legacy security products;
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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our services when existing contract terms expire, and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to five years, and in the normal course of business, some customers have elected not to renew. In addition, in certain cases, including under the EU Data Act, customers may cancel their subscriptions without cause either at any time or upon advance written notice (commonly ranging from 30 days to 60 days), typically subject to an early termination penalty for unused services. In addition, our customers may renew for fewer users, elect not to renew non-user-based services, renew for shorter contract lengths or switch to a lower-cost product suite. If our customers do not renew their subscriptions, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and given the length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our prices and pricing plans, our customers’ spending levels, decreases in the number of services purchased and/or the users to which our customers deploy our solutions, new laws and regulations impacting service contract terms, mergers and acquisitions involving our customers, competition, our customers' increasing use of AI to automate tasks traditionally performed by human workers and deteriorating or uncertain general economic conditions. Any of these factors may result in our customers and potential customers reducing their IT budgets or lowering employee headcounts, which could negatively impact our business.
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
We have experienced rapid growth in revenue, operations and employee headcount in recent periods. In addition, the number of customers, users, services and internet traffic on our cloud platform has increased rapidly in recent years, and we anticipate that the increasing adoption and deployment of AI technologies by our customers will result in significant increases in traffic on and usage of our platform. Our growth may not be sustainable and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods as we expand our operations and significantly increase our headcount. In addition, we expect our recent revenue growth rates will decline in the future as the size of our revenue base increases. As a result, we believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we generally experience seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second half of our fiscal year. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one to five years. We expect that seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.
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
We currently derive most of our revenue from sales through our channel partner network, and we expect for the foreseeable future most of our future revenue growth will also be driven through this network. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners, including global systems integrators and regional telecommunications service providers that will in turn drive substantial revenue and provide additional value-added services to our customers. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our cloud platform. Our channel partners may also cease marketing or reselling our platform with limited or no notice and without penalty. If our channel partners do not effectively market and sell subscriptions to our cloud platform, choose to promote our competitors’ products or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our cloud platform may be adversely affected. For example, sales through our top five channel partners and their affiliates, in aggregate, represented 31% of our revenue for fiscal 2026, 28% of our revenue for fiscal 2025 and 25% of our revenue for fiscal 2024. In addition, our channel partner structure could subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our cloud platform to customers or violates applicable laws or our corporate policies. Moreover, our channel partners' operations may be negatively impacted by events including pandemics, international conflicts, changes to applicable trade laws and regulations (including tariffs), inflation and other events affecting the global economy in general. For example, these events could increase credit risk of end customers and create uncertainty in credit markets. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, our business, financial position and results of operations could be materially and adversely affected.
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
•large networking, cloud service and other vendors, which offer security appliances and/or incorporate security capabilities in their products, platforms and other services;
•companies with point solutions that compete with some of the features of our cloud platform, such as proxy, firewall, CASB, sandboxing and advanced threat protection, AI security, DLP, DSPM, browser security, MDR, SecOps, load balancing and VPN; and
•other providers of IT security services that offer, or may leverage related technologies, including AI, to introduce products that compete with or are alternatives to our cloud platform.
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
Our competitors may be successful in convincing decision makers that legacy appliance-based security products, hybrid security cloud solutions based on outdated technology or newly developed cloud-delivered and/or AI-based security services are sufficient to meet their security needs and provide security performance that competes with our cloud platform. In addition, our competitors have and may develop cloud-based solutions with architectures similar to our products. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with our competitors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.
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
In addition, AI technologies may lower barriers to entry for new competitors, including large AI providers and hyperscalers, and enable faster development of alternative solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.
If the delivery of our services to our customers is interrupted or delayed for any reason, our business would suffer.
Any interruption or delay in the delivery of our services will negatively impact our customers. Our solutions enable secure connections to cloud-based applications and other destinations via the internet, by directing our customers’ internet traffic through our cloud platform. In addition, in certain local jurisdictions, we enable select third parties to host our services and cloud platform via their owned and controlled data centers to align with local requirements. Our customers depend on the continuous availability of our cloud platform to access the internet, and our services are designed to operate without interruption in accordance with our service level commitments. However, our platform is complex and may contain defects or errors that are not detected until after deployment. If we fail to timely detect defects or errors before deployment, or if our entire platform were to fail, customers and users could lose access to critical services and applications until the disruption is resolved or customers deploy our disaster recovery solution that allows them to bypass our cloud platform to access the internet. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted internet access and have a low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, service disruptions and other performance problems due to a variety of factors.

The following factors, many of which are beyond our control, can affect the delivery and availability of our services and the performance of our cloud, whether delivered by us or select third-party providers:
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
•the failure of our disaster recovery and business continuity arrangements; and
•the actual or potential implementation of export controls or tariffs, or retaliatory measures in response to such actions, on the sales of our products in countries where our customers or potential customers are located.
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
In addition, the application of AI-enabled vulnerability tools to our infrastructure and software is surfacing a substantially greater volume of vulnerabilities requiring remediation than in the past. In the future, new computing methods, including quantum, may introduce vulnerabilities, compatibility issues, increased processing requirements, latency or service disruptions, which may render key cryptographic methods used for encryption, authentication, digital signatures, certificates, software integrity, and key establishment ineffective. If quantum adoption materializes faster than expected, we may need to accelerate the refresh of our service delivery fleet, which could have a material impact on our costs. Additionally, we may need to make changes to our pricing and packaging in response to evolving customer needs, competitive dynamics or the costs associated with these technology transitions, which could adversely affect our revenue and margins. While timely remediation strengthens the security of our cloud platform, the engineering capacity required for patching, regression testing and re-validation may reduce the resources available for new feature development and the introduction of new solutions, which could adversely affect our ability to timely develop and release new product features and enhancements.
If our global network of data centers, which deliver our services, was damaged or otherwise failed to meet the requirements of our business, our ability to provide services to our customers and maintain the performance of our cloud platform could be negatively impacted, which could cause our business to suffer.
We currently host our cloud platform and serve our customers from a global network of over 200 public data centers globally and thousands of private sites at the edge. While we have electronic access to the components and infrastructure of our cloud platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our control. Our data centers are hosted in third-party locations, which are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled or negligent, current or former employees or contractors) and other catastrophic events. Our data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center resources, or if data center capacity is unavailable or unavailable at acceptable terms, we may experience delays and additional expenses in establishing new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.
If our cloud platform or internal networks, systems or data are or are perceived to have been breached, our solution may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.
It is virtually impossible for us to entirely mitigate the risk of breaches of our cloud platform or other security incidents affecting our cloud platform or our internal systems, networks or data. In addition, the functionality of our platform may be disrupted, either intentionally or due to negligence, including by disgruntled or negligent, current or former employees or contractors. The security measures we use internally and have integrated into our cloud platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, and include our own newly developed products and services, may not function as expected or may not be sufficient to identify or protect against certain attacks. Enterprises are subject to a wide variety of attacks on their networks and systems, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. Further, the development of AI and ML and the proliferation of AI and ML tools used to identify and exploit vulnerabilities create additional risks of attacks and of impactful security breaches and incidents. The growth in state sponsored cyber activity, including those actions taken in connection with recent global conflicts and geopolitical tensions, showcases the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual, perceived or purported security breaches of our cloud platform could result in actual, perceived or purported breaches of our customers’ networks and systems.
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
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. Although we have a channel sales model, our sales representatives often engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our cloud platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling a cloud-based security solution requires particularly talented sales personnel with the ability to communicate the transformative potential of our cloud platform. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining enough talented sales personnel in both the U.S. and international markets.
New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain enough qualified individuals in the future. As a result of our rapid headcount growth, a large percentage of our sales and marketing team is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
Sales to larger customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers. These risks include:
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
We generally recognize revenue from customers ratably over the terms of their subscriptions, which are typically one to five years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue for that period. Any change, however, may affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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
If we do not provide superior support to our customers, our ability to renew subscriptions, increase the number of users and sell additional services to customers may be adversely affected. We believe that successfully delivering our cloud solution requires a highly skilled level of customer support and engagement. We or our channel partners must assist our customers to deploy our cloud platform, resolve performance issues, address interoperability challenges with a customer’s existing network and security infrastructure and respond to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our cloud platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources, including the possible use of AI support agents. To the extent that we or our channel partners are unsuccessful in hiring, training, retaining or deploying adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our cloud platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation globally. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers and could harm our business, financial condition and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations where we operate, is often intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications, security software and AI and ML solutions. In addition, the United States and other regions in which we operate have in the past and may again in the future experience acute workforce shortages for highly skilled workers, which in turn, can create hyper-competitive wage environments that may impact our ability to attract and retain employees. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in cybersecurity and AI/ML has become increasingly difficult as the demand for cybersecurity and AI/ML professionals has increased. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees.
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
•U.S. or other government requirements relating to the formation, administration and performance of contracts with the public sector, including the requirement to maintain facilities and other security clearances, affect how we and our channel partners do business with governmental agencies;
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
•government customers procuring commercial items get the benefit of more favorable terms and conditions by operation of law, regardless of agreed upon contractual terms; and
•changes in government policy positions, including applicable tariffs and other trade regulations, or the threat of such changes; spending priorities or reductions in government employees or programs, which result in a reduction of government spending in general or on technology and cybersecurity products in particular.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived approximately 47%, 49% and 50% of our revenue from our international customers in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. As of July 31, 2026, approximately 60% of our full-time employees were located outside of the United States. We are continuing to adapt to, and develop strategies to address, international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•greater risk of unexpected changes in, or increased costs associated with, regulatory practices or enforcement policies, trade regulations including tariffs and tax laws and treaties;

•greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, sanctions and other applicable trade laws and regulations;
•requirements to comply with foreign privacy, data protection and cybersecurity laws and the need to offer data sovereignty solutions to satisfy some customers' demands;
•increased expenses incurred in providing customer support services to our global customer base and establishing and maintaining office space and equipment for our international operations;
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
We believe that our significant presence in India provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2026, 36% of our global workforce is based in India and is comprised mostly of R&D, finance and operations professionals. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced natural disasters, civil unrest and terrorism and, in the past, has been and may again be involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.
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
Risks Related to Artificial Intelligence, Information Technology, Intellectual Property, Data Security and Privacy
The actual or perceived failure of our cloud platform to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, financial condition and results of operations.
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
Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states, AI enabled attacks or attacks targeting and exploiting AI and ML systems and applications, advanced persistent threat intrusions, ransomware and other malware, attacks on their vendors and supply chains, and theft or misuse of intellectual property or business or personal data, including by disgruntled or negligent, current or former employees or contractors. No security solution, including our cloud platform, can address all possible security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML and the proliferation of AI and ML tools used to identify and exploit vulnerabilities, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any customer's network becomes infected with malware or experiences a security breach or incident, they could be disappointed with our services, regardless of whether our services are intended to block the attack or would have blocked the attack if the customer had properly configured our cloud platform. Additionally, if any enterprises that are publicly known to use our services are the subject of a cyberattack that becomes publicized, our current or potential customers may look to our competitors for alternatives to our services.
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

Further, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. As the regulatory landscape for AI and ML evolves, including through new frameworks such as the EU AI Act, we must develop and maintain robust internal policies and standards that clarify functional roles and responsibilities for the responsible and compliant development, deployment and use of AI technologies in our internal operations and product offerings. Since the use of AI technologies presents ethical issues that could become controversial, failure, or perceived failure, to establish or enforce such policies and clear lines of accountability could increase our risk of noncompliance, operational errors, reputational harm and penalties.
As a result of these and other challenges associated with our use, implementation and training of AI and ML, or misunderstandings or misrepresentations by third parties about the type of data that we use to train AI or ML, we may in the future be subject to legal liability, competitive harm, negative media coverage, regulatory action and brand or reputational harm.
We incorporate technology from third parties into our cloud platform, and our inability to obtain or maintain rights to the technology could harm our business.
We license software and other technology from third parties that we incorporate into or integrate with our cloud platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties, that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our services or that our licensors' technology does not include flaws that could harm the performance of our cloud platform or malicious code that could expose our platform to cyberthreats. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell our services containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This could limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business and results of operations could be significantly harmed. Additionally, as part of our longer-term strategy to grow our business, we may consider opening our cloud platform to third-party developers and applications to further extend its functionality, but we cannot be certain that such efforts to grow our business will be successful.
Some of our technology incorporates "open source" software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our solutions incorporate software licensed by third parties under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates or warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. Some of the open source software we incorporate into our products may include LLMs. Using open source LLMs can present uncertainty regarding license terms and restrictions, potential exposure to intellectual property, privacy or other claims related to training data, increased risk of embedded bias or security vulnerabilities and challenges in compliance with evolving AI-specific regulations. Furthermore, the terms of many open source licenses have not been interpreted by U.S. and other courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. In addition, by the terms of some open source licenses, under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise be limited in the licensing of our services, each of which could provide an advantage to competitors or other entrants to the market, create security vulnerabilities in our solutions and reduce or eliminate the value of our services. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. Moreover, our processes for controlling our use of open source software in our platform may not be effective. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results and financial condition.
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

We rely on a limited number of suppliers for several components of our cloud platform and the systems we use to operate our business and provide services to our customers, including sole or limited sourced hardware, software and SaaS services. Some of our suppliers also temporarily hold a portion of our assets for us. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, constraints based on the then-current availability, terms and pricing of these components and potential loss of assets. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. We also rely on sole or limited sourced SaaS vendors to provide critical services, and as AI-enabled cyberattacks increase, these SaaS vendors may be compromised or suffer outages, which may disrupt their services on which our cloud platform depends.

The technology industry has experienced component shortages, delivery delays, price increases (including memory, storage and processor price increases) and service interruptions in the past. We have experienced and may continue to experience shortages, delays, materially increased costs or service interruptions as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, increased demand for components or services used to support AI development or the inability of our suppliers to supply the components in all jurisdictions in which we may host our services. Additionally, changes to existing international trade agreements, tariffs, export controls or other trade measures and regulations that impact our sourcing partners or us may lead to increased costs to operate our business and to disruptions in our supply chain, which could limit our ability to support our customers. For instance, geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan could materially and negatively impact the availability of certain critical components that we use in our data centers.

If our supply of certain components is disrupted, delayed or becomes significantly more expensive, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all, as it may take several months or longer to identify, qualify and engage a new supplier or integrator. Any disruption or delay in access to components may materially increase our costs, require us to increase costs to our customers, delay establishing new data centers, delay increasing capacity or replacing defective equipment at existing data centers, cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business and operating results.

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
As the number of products and competitors in our market increases and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Our insurance may not cover intellectual property rights infringement claims. Third parties have in the past and may in the future also assert infringement claims against our customers or channel partners, and our agreements may obligate us to indemnify them against these claims. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such employees have divulged proprietary or other confidential information to us.
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
We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. In addition, our intellectual property may be stolen, including by cybercrimes, and we may not be able to identify the perpetrators or prevent the exploitation of our intellectual property by our competitors or others. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, either of which could harm our business, operating results and financial condition. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or that our competitors will not independently develop similar technology or design around our patents.
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
The United States and the global economy have recently experienced historically high levels of inflation. The existence of inflation in the U.S. and global economy, the pricing pressure created by rising inflation in prior periods and changes to trade regulations including the imposition of new or increased tariffs (or the threat thereof) may result in high interest rates and capital costs, high shipping costs, supply shortages, increased costs of labor, weakening exchange rates, reduced demand, and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Further, the recent conflict in the Middle East has disrupted global energy markets, causing actual or perceived energy shortages and increased energy costs. Inflation and related increases in interest rates, elevated energy costs and energy shortages could increase our customers' operating costs and disrupt their operations, which could result in reduced IT budgets, less demand for our solutions or delays in new orders, renewals or payments due to us.

Governments have implemented and are implementing fiscal policy interventions in response to high levels of inflation, including raising interest rates or keeping them at elevated levels. Even if these interventions lower inflation to desirable levels, they may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our consolidated financial condition and results of operations. For example, if our customers were to reduce their IT budgets or workforces in response to deteriorating economic conditions, they may not purchase or renew subscriptions for our services or may renew for fewer users or less expensive services. Higher interest rates have provided a benefit to us as a result of the increased interest income we earn on our cash and investments, but a reduction of interest rates in the future would reduce this income.
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
•termination of contracts; and
•loss of intellectual property rights.

If any government sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation or elect to settle legal proceedings even where we have meritorious claims or defenses, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, operating results and financial condition.
As a global employer, we are subject to various labor laws, including worker classification laws, that impact compliance obligations regarding working time, proper payment for time worked, time off regulations, as well as anti-retaliation, discrimination and harassment policies and compliance with employee representative rights. We take reasonable efforts to comply with applicable labor laws and regulations impacting our workforce, but failure to comply with such laws could result in government enforcement actions and penalties or lawsuits by employees, may negatively impact business operations and may be harmful to our reputation and our ability to attract and retain employees.
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
The regulatory frameworks for privacy, data protection and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various data protection, cybersecurity, information security and other telecommunications regulations or requirements where we offer our solutions around the world. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations that require us to comply with rules pertaining to privacy, data protection, cybersecurity and information security. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use and disclosure of personal, financial and other data. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business.
The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, distribution, use, storage, transfer and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals’ consent to use information for certain purposes. Numerous U.S. states have enacted, and others are expected to enact, privacy laws, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation provides for substantial obligations relating to the handling, storage, disclosure, transfer and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Furthermore, cross-border data transfers face increasing restrictions and compliance requirements. Various countries have implemented or are considering data residency requirements that could limit our ability to provide global services efficiently or require significant infrastructure investments. In addition, the number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions, which may make it difficult for us to comply with our privacy, data protection and security obligations globally.
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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. For example, the U.S. and other countries have continued to implement increased economic and other sanctions, as well as increased export controls, in response to the current conflicts between Russia and Ukraine and in the Middle East and other geopolitical conflicts. These export controls and sanctions and any additional restrictions may impact our ability to operate in the affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our services and software and operate our cloud platform or could limit our customers’ ability to access or use our services or software in those countries.

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
In addition, changes in our platform or changes in applicable export, sanctions and import laws and regulations (including tariffs and other trade regulations) could delay the introduction of our products, reduce the sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our services or, in some cases, prevent the provision of our services to certain countries, governments, persons or entities altogether. Any change or threatened change in export or import regulations, tariffs, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease or eliminate our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any limitation in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.
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
We are expanding our international operations and staff to support our business in international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. For example, certain jurisdictions have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD's Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in the allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). In calendar year 2026, the OECD announced a side-by-side elective safe harbor that would exempt electing U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. However, this safe harbor does not provide an exemption from the "qualified domestic minimum top-up taxes" that many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2026, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,062.9 million and $600.4 million, respectively, available to offset future taxable income. In 2026, $531.5 million of state net operating losses began to expire at different periods. The remaining $68.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2026, we had foreign net operating loss carryforwards totaling $71.0 million, all of which will be carried forward indefinitely.
As of July 31, 2026, we also had U.S. federal and California research and development and other tax credit carryforwards of $188.8 million and $122.6 million, respectively. If not utilized, the federal research and development tax credit carryforwards will expire at different periods beginning in 2037. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales because we have been advised that such taxes are not applicable to our services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may enact new legislation requiring collection of such taxes. For example, California has enacted legislation that, beginning January 1, 2027, will subject certain SaaS transactions to sales and use tax. The legislation may increase the price of our services to California customers and our costs as a purchaser of third-party SaaS. In addition, jurisdictions may assert that existing sales and use, value added or similar taxes are applicable to our services, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may materially and adversely affect our operating results.
Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of July 31, 2026, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 39.7% of our common stock outstanding with Jay Chaudhry, our Chief Executive Officer and chairman of our board of directors, and his affiliates beneficially owning approximately 16.5% of our common stock. As a result, these stockholders, acting together, will have significant control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
•the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power to amend certain provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquirer to facilitate an unsolicited takeover attempt;
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
•price and volume fluctuations in the overall stock market or in the trading of our common stock from time to time;
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
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
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
Risks Related to the 2028 Notes
Servicing of our debt will require a significant amount of cash, which may impact our cash available for working capital, capital expenditures and other corporate purposes.
On July 3, 2025, we issued $1,725 million in aggregate principal amount of our 0.0% Convertible Senior Notes due 2028, which mature on July 15, 2028. Prior to April 15, 2028, the 2028 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. During the quarter ended July 31, 2026, the conditions allowing holders of the 2028 Notes to convert were not met. After April 15, 2028, holders may convert all or any portion of their 2028 Notes at their option at any time. If one or more holders elect to convert their 2028 Notes when eligible, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted.

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
In connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are generally expected to offset potential dilution of our common stock, resulting from conversion of the 2028 Notes, or offset any cash payments made in excess of principal amounts of converted 2028 Notes, subject to a cap.
The Option Counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Notes. It is likely they will engage in such activity during the observation period related to a conversion of the 2028 Notes, in connection with any fundamental change repurchase of the 2028 Notes and, to the extent that we unwind a corresponding portion of the capped call transactions, following any other repurchase of the 2028 Notes. These activities could influence the market price of our common stock or the 2028 Notes.

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

General Risks

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as acts of war and international conflicts.
An extreme natural disaster, such as an earthquake, fire, flood or severe weather event; a man-made problem, such as an act of war or international conflict; or a public health emergency occurring where we have significant facilities, employees, customers, channel partners, component suppliers, vendors, data centers or other infrastructure could adversely affect our business, results of operations and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, and we have significant facilities in India. Both regions have heightened exposure to natural disasters including earthquakes, fires and floods. In addition to the natural disasters and man-made problems described above, cyberattacks have become more prevalent and damaging and may become more frequent and effective through the use of AI. Any of these potential natural or man-made problems could adversely impact our business or cause widespread issues in national economies or the world economy, which could adversely impact our business.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Select Market, or Nasdaq. The requirements of these rules and regulations impose significant legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly; and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business, and weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S., or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the consolidated financial statements include those related to determination of revenue recognition, deferred revenue, deferred contract acquisition costs, capitalized internal-use software, valuation of acquired intangible assets, period of benefit generated from our deferred contract acquisition costs, allowance for doubtful accounts, valuation of equity incentive awards, useful lives of property and equipment, useful lives of acquired intangible assets, recoverability of goodwill, valuation of deferred tax assets and liabilities, loss contingencies related to litigation, fair value of the 2028 Notes and the discount rate used for operating leases. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
From time to time, we may become involved in various legal proceedings, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

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
As a provider of cybersecurity products and services, it is critical for us to identify and implement protective measures across our enterprise and products, continuously driving improvements to our security approach. Our in-house global threat research team, Zscaler ThreatLabz, a team of more than 150 security experts, collectively works to identify and prevent emerging threats, using malware reverse engineering, behavior analytics, data science and AI. We use the threat intelligence generated by ThreatLabz and other sources to implement security checks and reviews throughout our product development life cycle. Our internal security teams and external cybersecurity auditors continuously evaluate our products, including by performing regular penetration tests and risk assessments to identify potential vulnerabilities.
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

Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management and post-incident analysis designed to safeguard the confidentiality, availability and integrity of our platform and assets. A cross-functional incident response team, comprised of representatives from our internal security committee including information technology, information security, engineering, cloud operations, compliance, privacy, legal and members of our executive leadership team, is responsible for the monitoring and disposition of potential incidents, such as data breaches, intrusions and other security events, and implementing our detailed incident response plan. Our approach includes procedures to appropriately inform management, the audit committee of the board of directors and the full board of directors, as applicable, about cybersecurity threats and incidents. In fiscal 2026, we did not identify any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, our business, results of operations or financial condition.
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
Item 2. Properties
During our first fiscal quarter of 2027, we will transition to our new corporate headquarters located in Santa Clara, California, consisting of approximately 301,000 square feet of space under a sublease agreement that expires on April 30, 2032. Under a sublease that expires on October 31, 2026, we also lease approximately 172,000 square feet of space in San Jose, California, which currently serves as our corporate headquarters. We also maintain offices elsewhere in the United States, as well as multiple locations internationally, including in Asia, Europe and the Middle East. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically.
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
Holders of Record
As of July 31, 2026, we had 52 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
On August 1, 2025 in connection with our acquisition of Red Canary, Inc., we agreed to issue a total of 72,068 shares of our common stock as deferred merger consideration for certain key employees which is subject to either time-based vesting or performance conditions.
On May 27, 2026 in connection with our acquisition of Symmetry Systems, Inc., we agreed to issue a total of 133,895 shares of our common stock as deferred merger consideration for certain key employees which is subject to either time-based vesting or performance conditions.
These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

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
This performance graph compares the cumulative total return to our stockholders to the Standard & Poor's 500 Index and Standard & Poor Information Technology Index for the five years ended July 31, 2026. All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zscaler, Inc., the S&P 500 Index
and the S&P 500 Information Technology Index

$300
$250
$200
$150
$100
$50
$0
7/31/21
7/31/22
7/31/23
7/31/24
7/31/25
7/31/26
Zscaler, Inc.
S&P 500
S&P 500 Information Technology

*$100 invested on 7/31/21 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Company/Index	July 31, 2021 (*)	July 31, 2022	July 31, 2023	July 31, 2024	July 31, 2025	July 31, 2026
Zscaler, Inc.	$100.00	$65.73	$67.98	$76.02	$121.05	$64.09
S&P 500 Index	$100.00	$95.36	$107.77	$131.64	$153.14	$183.10
S&P 500 Information Technology Index	$100.00	$94.49	$119.86	$162.04	$200.37	$252.91
_____
(*) Base period.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our fiscal year end is July 31, and our fiscal quarters end on October 31, January 31, April 30 and July 31. Our fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024 are referred to as fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
For a discussion of our results of operations for the year ended July 31, 2025 as compared to the year ended July 31, 2024, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on September 11, 2025.
Overview
We empower our customers with the cybersecurity solutions necessary to protect their enterprises, drive growth and outpace competitors where success depends on securely adopting the technologies required to operate and compete effectively in an AI world. We were founded in 2007, based on a vision that, with the broad adoption of SaaS applications, the internet would become the new corporate network, the cloud would become the new data center and perimeter-based security would fail to protect users, applications and data. As AI redefines how businesses operate and powerful AI-enabled cyberthreats proliferate, enterprises must now adopt a zero trust approach to security. We deliver a comprehensive, cloud-native zero trust platform that minimizes the attack surface of an enterprise and eliminates lateral threat movement, delivering security at the scale and speed of AI.
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. We also generate an immaterial amount of revenue from professional and other services, which consist primarily of fees associated with mapping, implementation, network design and training. Our subscription pricing is primarily calculated on a per-user and metered-usage basis. We recognize subscription and support revenue ratably over the life of customer contracts, which is generally one to five years. As of July 31, 2026, we had expanded our operations to approximately 11,000 customers across major industries, with users in over 185 countries. Many of the world's largest enterprises and government agencies rely on our cloud platform to enable secure digital transformation.
We operate our business as one reportable segment. Our revenue has experienced significant growth in recent periods. For fiscal 2026, fiscal 2025 and fiscal 2024, our revenue was $3,352.5 million, $2,673.1 million and $2,167.8 million, respectively. We have incurred net losses in all annual periods since our inception. For fiscal 2026, fiscal 2025 and fiscal 2024, our net loss was $63.2 million, $41.5 million and $57.7 million, respectively.
Certain Factors Affecting Our Performance
Adoption of the Cloud, Mobility and AI
Cloud adoption, workforce mobility and the rapid emergence of AI have fundamentally altered enterprise IT architectures and security requirements.
As enterprise applications have migrated out of data centers and workforces have become increasingly distributed, conventional perimeter-based security, including firewalls and VPNs, are inadequate to address modern threats. These legacy tools can be expensive to maintain, may degrade user experience and were not designed to secure a borderless enterprise. AI adds further complexity as frontier models are accelerating the sophistication of cyberattacks and compressing the time between vulnerability discovery and exploitation, while AI-driven agentic workflows introduce data governance and access control demands that traditional architectures were not built to meet.
We believe our cloud platform is well-positioned to address these dynamics. By performing inline inspection at scale, hiding applications from the internet and eliminating lateral threat movement our platform is designed to reduce the attack surface that legacy architectures expose. We connect users, devices, workloads, and AI agents to applications based on identity and context rather than network location, an approach we believe is increasingly aligned with how enterprises need to operate in the rapidly evolving AI and digital world.
We believe the imperative for organizations to securely move to the cloud and safely realize the benefits of AI will increase demand for our cloud platform and broaden our customer base.
New Customer Acquisition
Our future success also depends on our ability to acquire new customers. We believe that our ability to increase the number of customers, and more significantly large enterprises, on our cloud platform is an indicator of our market penetration and our future business opportunities. As of July 31, 2026, 2025 and 2024, we had approximately 11,000, 9,400 and 8,650 customers, respectively, across all major geographies and industries. As of July 31, 2026, we had over 40% of the Forbes Global 2000 as customers. Our ability to continue to grow these numbers will increase our future opportunities for renewals and follow-on sales. We believe that we have significant room to capture additional market share and intend to continue to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, further leverage our channel partnerships and drive adoption of our solution.
Follow-On Sales
We typically expand our relationship with our customers over time. We leverage our organic account expansion strategies to drive incremental revenue, often within the term of the initial subscription, by increasing sales to existing customers in the following ways:
•expanding deployment of our cloud platform to cover additional users and services;
•upgrading to more advanced capabilities; including AI-enabled features; and
•selling a new solution or product, such as selling Data security or Security for AI solutions to an existing ZIA or ZPA customer, or selling ZIA or ZPA to an existing Zero Trust Branch customer.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest significantly in sales and marketing to grow and train our sales force, broaden our brand awareness and expand and deepen our channel partner relationships, including with global systems integrators and public cloud marketplaces. While these planned investments will increase our operating expenses in the short term, we believe that over the long term these investments will help us to expand our customer base and grow our business. We also are investing in programs to increase recognition of our brand and solutions, including joint marketing activities with our channel partners and strategic partners.
We also intend to continue investing in our research and development organization and our development efforts to offer new solutions on our cloud platform and dedicating resources to update and upgrade our existing solutions.
In addition, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, as we continue to operate as a public company and scale to support the needs of the business.

While we expect our operating expenses to increase in absolute dollars in the foreseeable future, as a result of these activities, we intend to balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. In the long term we anticipate that these investments will positively impact our business and results of operations.
Impact of Macroeconomic Conditions
Changes in macroeconomic and geopolitical conditions, including but not limited to global conflicts, inflation and responses to inflation, tariffs or retaliatory measures due to tariffs, supply chain disruptions, energy shortages and the emergence of AI, can cause uncertainty in our business. In response to uncertain economic conditions, we see customer scrutiny of, and complex approval processes for, transactions, particularly larger deals, as customers carefully consider purchasing decisions and require multiple approvals for large expenditures. As a result, macroeconomic conditions may impact the future demand for subscriptions of our cloud platform.
Key Business Metrics and Other Financial Measures
We review a number of operating and financial metrics, including the following key metrics, to measure our performance, identify trends, formulate business plans and make strategic decisions.
Annual Recurring Revenue ("ARR")
ARR is a key business metric that we use to measure our periodic performance. ARR refers to the next 12 months of revenue from subscription contracts as of the measurement date. To establish ARR for a customer, we assume that any contract expiring during the next 12 months will be renewed under the existing terms. ARR as of July 31, 2026 and 2025 was $3,771 million and $3,015 million, respectively.
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

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
GAAP gross profit	$2,574,894	$2,054,937	$1,690,642
Add:
Stock-based compensation expense and related payroll taxes (1)	87,469	70,998	52,766
Amortization expense of acquired intangible assets	27,855	14,975	12,879
Restructuring and other charges	1,333	138	—
Non-GAAP gross profit	$2,691,551	$2,141,048	$1,756,287
GAAP gross margin	77%	77%	78%
Non-GAAP gross margin	80%	80%	81%
(1) Includes acquisition-related stock-based compensation expense and related payroll taxes of $0.1 million, $0.2 million and nil for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Acquisition-related stock-based compensation includes deferred merger consideration subject to post-combination service vesting conditions, performance stock awards, and acquisition replacement awards.
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

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
GAAP loss from operations	$(133,267)	$(128,460)	$(121,477)
Add:
Stock-based compensation expense and related payroll taxes (1)	841,648	685,534	549,100
Amortization expense of acquired intangible assets	43,468	16,820	14,624
Restructuring and other charges	10,260	4,921	—
Acquisition-related expenses	5,000	1,316	—
Non-GAAP income from operations	$767,109	$580,131	$442,247
GAAP operating margin	(4)%	(5)%	(6)%
Non-GAAP operating margin	23%	22%	20%
(1) Includes acquisition-related stock-based compensation expense and related payroll taxes of $57.4 million, $33.1 million and $17.7 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Acquisition-related stock-based compensation includes deferred merger consideration subject to post-combination service vesting conditions, performance stock awards, and acquisition replacement awards.

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
Free cash flow includes the cyclical impact of inflows and outflows resulting from contributions to our employee stock purchase plan for which the purchase period of approximately six months ends in each of our second and fourth fiscal quarters. Payroll contributions accrued as of July 31, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,129,654	$972,453	$779,846
Less:
Purchases of property, equipment and other assets	(277,304)	(164,252)	(144,588)
Capitalized internal-use software	(73,207)	(81,508)	(50,308)
Free cash flow	$779,143	$726,693	$584,950
As a percentage of revenue:
Net cash provided by operating activities	34%	36%	36%
Less:
Purchases of property, equipment and other assets	(8)%	(6)%	(7)%
Capitalized internal-use software	(3)%	(3)%	(2)%
Free cash flow margin	23%	27%	27%
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services. Subscription and related support services accounted for approximately 98%, 98% and 97% of our revenue for each of fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Our contracts with our customers do not at any time provide the customer with the right to take possession of the software that runs our cloud platform. Our customers may also purchase professional services, such as mapping, implementation, network design and training. Professional services account for an immaterial portion of our revenue.
We generate revenue from contracts with typical durations ranging from one to five years. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. We recognize revenue ratably over the life of the contract. Amounts that have been invoiced are recorded in deferred revenue or in revenue, if the revenue recognition criteria have been met. Subscriptions that are invoiced annually in advance or multi-year in advance represent a significant portion of our short-term and long-term deferred revenue in comparison to invoices issued quarterly in advance or monthly in advance. We cannot predict the mix of invoicing schedules in any given period.
We generally experience seasonality in terms of when we enter into agreements with our customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the second half of our fiscal year. However, because we recognize revenue ratably over the terms of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.
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
As our customers expand and increase the use of our cloud platform, driven by additional users, applications, workloads, AI agents, and connected devices, our cost of revenue will increase due to higher bandwidth and data center expenses. Our cost of revenue may also increase as a result of higher market prices for data center equipment supporting our cloud platform. However, we expect to continue to benefit from economies of scale as our customers increase the use of our cloud platform. We intend to continue to invest additional resources in our cloud platform and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors. These include the timing of our acquisition of new customers and our renewals of and follow-on sales to existing customers, the average sales price of our services, the mix of services offered in our solutions, including new product introductions, the data center and bandwidth costs associated with operating our cloud platform to support additional users, applications, workloads, AI agents, and connected devices, the extent to which we expand our customer support and cloud operations organizations and the extent to which we can increase the efficiency of our technology, infrastructure and data centers through technological improvements. Although we expect our gross profit to increase in absolute dollars and our gross margin to remain relatively consistent, our gross profit and gross margin could fluctuate from period to period depending on the interplay of the above factors.
Operating Expenses
Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and, with respect to sales and marketing expenses, sales commissions that are recognized as expenses over the period of benefit. Operating expenses also include overhead expenses, which primarily consists of facilities, IT, depreciation expense and amortization expense.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, stock-based compensation expense, marketing programs, travel and entertainment expenses, expenses for conferences and events, amortization of intangible assets acquired through our business acquisitions and allocated overhead expenses which primarily consists of facilities, IT, depreciation expense and amortization expense. We capitalize our sales commissions and associated payroll taxes that are incremental to the acquisition of customer contracts and recognize them as expenses over the estimated period of benefit. The amount recognized in our sales and marketing expenses reflects the amortization of expenses previously deferred as attributable to each period presented in this Annual Report on Form 10-K, as described below under "Critical Accounting Estimates."
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

Interest Expense
Interest expense consists primarily of amortization of debt issuance costs, recognition of contractual interest expense related to the 2025 convertible senior notes, and gains and losses related to changes in the fair value of interest rate swaps. For further information refer to Note 8, Derivative Instruments and Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Revenue	$3,352,523	$2,673,115	$2,167,771
Cost of revenue (1)(2)(3)	777,629	618,178	477,129
Gross profit	2,574,894	2,054,937	1,690,642
Operating expenses:
Sales and marketing (1)(2)(3)	1,495,812	1,259,158	1,100,239
Research and development (1)(2)(3)	903,399	672,485	499,828
General and administrative (1)(3)(4)	308,950	251,754	212,052
Total operating expenses	2,708,161	2,183,397	1,812,119
Loss from operations	(133,267)	(128,460)	(121,477)
Interest income	136,132	125,364	109,130
Interest expense (5)	(11,794)	(9,522)	(13,132)
Other expense, net	(8,210)	(5,673)	(3,750)
Loss before income taxes	(17,139)	(18,291)	(29,229)
Provision for income taxes	46,040	23,187	28,477
Net loss	$(63,179)	$(41,478)	$(57,706)
(1) Includes stock-based compensation expense and related payroll taxes:

Cost of revenue	$87,469	$70,998	$52,766
Sales and marketing	294,537	259,562	230,597
Research and development	341,880	257,663	186,107
General and administrative	117,762	97,311	79,630
Total	$841,648	$685,534	$549,100
(2) Includes amortization expense of acquired intangible assets:

Cost of revenue	$27,855	$14,975	$12,879
Sales and marketing	15,613	1,700	1,232
Research and development	—	145	513
Total	$43,468	$16,820	$14,624
(3) Includes restructuring and other charges:

Cost of revenue	$1,333	$138	$—
Sales and marketing	6,501	—	—
Research and development	1,799	4,783	—
General and administrative	627	—	—
Total	$10,260	$4,921	$—

(4) Acquisition-related expenses	$5,000	$1,316	$—

(5) Includes amortization of debt issuance costs	$8,166	$4,293	$3,914

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended July 31,
	2026	2025	2024
Revenue	100%	100%	100%
Cost of revenue	23	23	22
Gross margin	77	77	78
Operating expenses
Sales and marketing	45	47	51
Research and development	27	25	23
General and administrative	9	10	10
Total operating expenses	81	82	84
Operating margin	(4)	(5)	(6)
Interest income	4	5	6
Interest expense	(1)	(1)	(1)
Other expense, net	—	—	—
Loss before income taxes	(1)	(1)	(1)
Provision for income taxes	1	1	2
Net loss	(2)%	(2)%	(3)%

Comparison of Fiscal 2026 and Fiscal 2025
Revenue

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue	$3,352,523	$2,673,115	$679,408	25%
Revenue increased by $679.4 million, or 25%, in fiscal 2026, compared to fiscal 2025. The change in revenue was driven primarily by an increase in users and sales of additional subscriptions to existing customers, which contributed $474.6 million in additional revenue. The addition of new customers contributed the remaining $204.8 million in additional revenue, driven by acquisition and organic customer growth, as we grew our customer base by 16% from fiscal 2025 to fiscal 2026.
Cost of Revenue and Gross Margin

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue	$777,629	$618,178	$159,451	26%
Gross margin	77%	77%
Cost of revenue increased by $159.5 million, or 26%, in fiscal 2026, compared to fiscal 2025. The overall increase in cost of revenue was driven primarily by the expanded use of our cloud platform by existing and new customers, which led to an increase of $103.1 million for data center and equipment-related costs for hosting and operating our cloud platform. The remainder of the increase was primarily attributable to employee-related expenses of $37.8 million, inclusive of an increase of $18.4 million in stock-based compensation expense, higher amortization of acquired intangible assets of $12.9 million.
Gross margin remained flat at 77% for fiscal 2026 as compared to fiscal 2025.
Operating Expenses
Sales and Marketing Expenses

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing expenses	$1,495,812	$1,259,158	$236,654	19%
Sales and marketing expenses increased by $236.7 million, or 19%, for fiscal 2026, compared to fiscal 2025. The change was driven primarily by an increase of $167.0 million in employee-related expenses due to an increase in headcount related to acquisition and organic headcount growth, along with an increase of $36.5 million in stock-based compensation expense and $36.4 million in sales commissions expense which was also partially due to headcount growth. The remainder of the increase was primarily attributable to $24.9 million in facility, software and equipment-related expenses, $14.6 million in marketing and advertisement expenses, and $13.9 million in amortization of acquired intangible assets.

Research and Development Expenses

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development expenses	$903,399	$672,485	$230,914	34%
Research and development expenses increased by $230.9 million, or 34%, for fiscal 2026, compared to fiscal 2025, as we continued to develop and enhance the functionality of our cloud platform and integrate technologies acquired through our business acquisitions. The change was driven primarily by an increase of $170.4 million in employee-related expenses, inclusive of an increase of $85.1 million in stock-based compensation expense, primarily due to an increase in headcount driven by acquisitions and organic headcount growth. The remainder of the increase was primarily attributable to increased expenses of $62.3 million in facility, cloud hosting, software, equipment-related expenses and lower capitalization of internal-use software development costs.
General and Administrative Expenses

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative expenses	$308,950	$251,754	$57,196	23%
General and administrative expenses increased by $57.2 million, or 23%, for fiscal 2026, compared to fiscal 2025. The change was driven primarily by an increase of $39.0 million in employee-related expenses, inclusive of an increase of $20.6 million in stock-based compensation expense, primarily due to an increase in headcount.
Interest Income

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Interest income	$136,132	$125,364	$10,768	9%
Interest income increased by $10.8 million for fiscal 2026, compared to fiscal 2025. The change was driven primarily by our higher average balance of cash equivalents and short-term investments.
Interest Expense

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(11,794)	$(9,522)	$(2,272)	24%
Interest expense increased by $2.3 million for fiscal 2026, compared to fiscal 2025. The change was driven primarily by higher amortization of debt issuance costs.

Other Expense, Net

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Other expense, net	$(8,210)	$(5,673)	$(2,537)	45%
Other expense, net increased by $2.5 million for fiscal 2026, compared to fiscal 2025. The change was driven primarily by fluctuations in foreign currency transactions gains and losses.
Provision For Income Taxes

	Year Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Provision for income taxes	$46,040	$23,187	$22,853	99%
Our provision for income taxes increased by $22.9 million, or 99%, for fiscal 2026, compared to fiscal 2025. The change was primarily driven by the release of the valuation allowance against our United Kingdom ("U.K.") deferred tax assets for fiscal 2025. For further information, refer to Note 15, Income Taxes, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our effective tax rate of (268.6)% and (126.8)% in fiscal 2026 and fiscal 2025, respectively, differs from the applicable U.S. statutory federal income tax rate due to our valuation allowance against our U.S. federal and state deferred tax assets, the release of the valuation allowance against our U.K. deferred tax assets, and our foreign income being taxed at different rates than the U.S. statutory rate.
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
Many non-U.S. countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations, an action plan that aims to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of “Pillar Two”, a global minimum tax. We have analyzed the impact of the enacted tax laws regarding Pillar Two and have determined there is an immaterial impact on our income tax provision for the fiscal 2026.

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

Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $3,474.2 million, which were held for working capital and general corporate purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, non-U.S. government securities and certificates of deposits.
In July 2025, we completed the private offering of the Convertible Senior Notes due 2028 (the “2028 Notes”) with an aggregate principal amount of $1,725.0 million. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $1,700.0 million. The 2028 Notes mature on July 15, 2028. In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions are generally expected to offset potential dilution to our common stock, as a result of any conversion of the 2028 Notes, or offset any cash payments made in excess of the principal amount of converted 2028 Notes, subject to a cap. We used an aggregate amount of $196.8 million of the net proceeds of the 2028 Notes to purchase the capped call transactions. For further information refer to Note 10, Convertible Senior Notes, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have generated significant losses from operations, as reflected in our accumulated deficit of $1,252.7 million as of July 31, 2026. We expect to continue to incur operating losses and have in the past and may in the future generate negative cash flows due to expected investments to grow our business, including potential business acquisitions and other strategic transactions.
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
We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, monthly in advance or multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as a contract liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2026, we had deferred revenue of $2,925.8 million, of which $2,480.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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
As of July 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,129,654	$972,453	$779,846
Net cash used in investing activities	$(2,652,732)	$(427,022)	$(683,180)
Net cash provided by financing activities	$62,409	$420,512	$64,208
Operating Activities
Net cash provided by operating activities during fiscal 2026 was $1,129.7 million, which resulted from a net loss of $63.2 million, adjusted for non-cash charges of $1,290.4 million and net cash outflows of $97.6 million from changes in operating assets and liabilities.
Net cash outflows from changes in operating assets and liabilities were primarily the result from increase of $312.2 million in deferred contract acquisition costs, as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $140.0 million in accounts receivable primarily due to timing of billings and collections, a decrease of $67.6 million in operating lease liabilities primarily due to lease payments, an increase of $28.1 million in prepaid expenses, other current and noncurrent assets and a decrease of $10.6 million in accounts payable. Net cash outflows were partially offset by cash inflows resulting from an increase of $379.9 million in deferred revenue from advance invoicing in accordance with our subscription contracts, an increase of $44.6 million in accrued compensation and increase of $36.4 million in accrued expenses, other current and noncurrent liabilities.
Investing Activities
Net cash used in investing activities during fiscal 2026 of $2,652.7 million was primarily attributable to the purchases of short-term investments of $2,254.3 million, business acquisitions, net of cash acquired, of $918.1 million, capital expenditures of $350.5 million to support the growth and expansion of our cloud platform and purchase of strategic investments of $10.4 million. These activities were partially offset by proceeds from the maturities and sales of short-term investments of $880.5 million.
Financing Activities
Net cash provided by financing activities of $62.4 million during fiscal 2026 was primarily attributable to $59.4 million in proceeds from the issuance of common stock under the ESPP and $4.0 million in proceeds from the exercise of stock options.

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
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ materially from these estimates. We refer to accounting estimates of this type as critical accounting estimates. Of our significant accounting policies described in Note 1. Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K, the critical accounting estimates that have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Most of our contracts contain multiple performance obligations, which primarily include subscription and support services, along with professional and other services. When a contract contains multiple performance obligations, we allocate the transaction price to each performance obligation based on its relative standalone selling price ("SSP").

We determine SSP based on our overall pricing objectives, taking into consideration the type of subscription and support services and professional and other services, the geographical region of the customer, and the number of users. For performance obligations where observable SSP data exists from standalone transactions, we use those prices directly. Where observable data is limited, we apply judgment using a market-based approach consistent with our pricing strategy. We periodically reassess our SSP determinations to reflect changes in our go-to-market approach and product offerings.

Certain contracts also include variable consideration in the form of service level credits and rebates. We include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur. We have not experienced material incidents affecting our service level commitments, and rebates or estimated credits have not been material in the periods presented.

Deferred Contract Acquisition Costs
We capitalize sales commissions and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract. Sales commissions for renewal contracts are not considered commensurate with commissions paid for the acquisition of initial contracts, given the substantive difference in commission rates relative to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years, while commissions paid for renewal contracts are amortized over the contractual term of the renewal.
We determine the period of benefit by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our customer relationships, customer retention data, our technology development life cycle, and other factors. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment losses on deferred contract acquisition costs in the periods presented.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangible assets include, but are not limited to, future expected cash flows, revenue growth rates, expected customer attrition rates, and royalty rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Income Taxes
We account for income taxes using the asset and liability method, recognizing deferred tax assets and liabilities for the expected future tax consequences of events reported in our financial statements or tax returns. Deferred tax assets are also recorded for future tax benefits, such as net operating losses and tax credit carryforwards.

We establish a valuation allowance to reduce deferred tax assets to the amount that is "more likely than not" to be realized. This requires significant judgment based on our assessment of all available evidence, including past operating results, estimates of future taxable income, and tax planning strategies. Any change in our determination would result in an adjustment to the valuation allowance and a corresponding impact to our provision for income taxes in that period.

Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized as of July 31, 2026. Accordingly, we have maintained a full valuation allowance against such deferred tax assets.

Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute our business plans, and the amount of stock-based compensation tax deductions available in the future. Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would decrease income tax expense in the period the release is recorded.
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

Interest Rate Risk
As of July 31, 2026, we had cash, cash equivalents and short-term investments totaling $3,474.2 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, non-U.S. government securities and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2026, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investments in available-for-sale securities by $35.0 million. Fluctuations in the fair value of our investments in available for sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In July 2025, we issued our 2028 Notes with an aggregate principal amount of $1,725.0 million. In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions are generally expected to offset potential dilution of our common stock, resulting from conversion of the 2028 Notes, or offset any cash payments made in excess of principal amounts of converted 2028 Notes, subject to a cap.
As the 2028 Notes have a 0.0% interest rate, we do not have economic interest rate exposure on the unhedged portion of the 2028 Notes. However, the fair value of the 2028 Notes is exposed to interest rate risk. Generally, the fair value of the 2028 Notes will increase as interest rates fall and decrease as interest rates rise. During fiscal 2026, we entered into interest rate swap contracts, designated as fair value hedges, that economically convert the fixed interest rate on a portion of the 2028 Notes with a total notional amount of $750.0 million to floating interest rates. We present the fair value for required disclosure purposes only. In addition, the fair value of the 2028 Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2028 Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 10, Convertible Senior Notes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Zscaler, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zscaler, Inc. and its subsidiaries (the "Company") as of July 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Red Canary, Inc., SPLXAI Inc., SquareX Holdings, Inc. and Symmetry Systems, Inc. from its assessment of internal control over financial reporting as of July 31, 2026 because they were acquired by the Company in purchase business combinations during the year ended July 31, 2026. We have also excluded Red Canary, Inc., SPLXAI Inc., SquareX Holdings, Inc. and Symmetry Systems, Inc. from our audit of internal control over financial reporting. Red Canary, Inc., SPLXAI Inc., SquareX Holdings, Inc. and Symmetry Systems, Inc. are wholly owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 0.1% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2026.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Subscription and Support Revenue
As described in Notes 1 and 2 to the consolidated financial statements, the Company generates revenue primarily from sales of subscriptions to access its cloud platform, together with related support services to customers. Revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. For the year ended July 31, 2026, the Company’s revenue was $3,352.5 million, of which approximately 98% relates to subscription and support revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for subscription and support revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription and support revenue. These procedures also included, among others (i) testing revenue recognized for a sample of subscription and support revenue transactions by obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, evidence that control of the services transferred to the customers, and payment receipts, and (ii) confirming a sample of outstanding customer invoice balances as of July 31,

2026 and, for confirmations not returned, obtaining and inspecting source documents, such as sales quotes, purchase orders, sales orders, invoices, evidence that control of the services transferred to the customers, and subsequent payment receipts.
Acquisition of Red Canary, Inc. – Valuation of Customer Relationships and Developed Technology
As described in Note 6 to the consolidated financial statements, on August 1, 2025, the Company acquired all of the outstanding equity of Red Canary, Inc. for total cash consideration of $651.4 million. Of the acquired intangible assets, $90.8 million was recorded related to customer relationships and $61.1 million was recorded related to developed technology. Management estimated the fair value of the acquired intangible assets using the income approach, including the multi-period excess earnings method for the customer relationships and relief from royalty method for the developed technology. Management’s significant assumptions used in valuing these intangible assets included the customer attrition rate and revenue growth rates for the customer relationships and the royalty rate for the developed technology.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology acquired in the acquisition of Red Canary, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the customer attrition rate and revenue growth rates for customer relationships and (b) the royalty rate for developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) the customer attrition rate and revenue growth rates for customer relationships and (b) the royalty rate for developed technology. Evaluating management’s assumptions related to the customer attrition rate and revenue growth rates for customer relationships involved considering (i) the performance of the Red Canary Inc. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the royalty rate assumption for developed technology.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 3, 2026

We have served as the Company's auditor since 2015.

ZSCALER, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$928,354	$2,389,023
Short-term investments	2,545,797	1,183,386
Accounts receivable, net	1,149,073	992,181
Deferred contract acquisition costs	215,577	180,819
Prepaid expenses and other current assets	192,432	148,881
Total current assets	5,031,233	4,894,290
Property and equipment, net	753,001	543,377
Operating lease right-of-use assets	137,231	89,772
Deferred contract acquisition costs, noncurrent	402,423	328,722
Acquired intangible assets, net	214,355	47,323
Goodwill	1,218,098	417,730
Other noncurrent assets	110,373	98,674
Total assets	$7,866,714	$6,419,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,972	$46,906
Accrued expenses and other current liabilities	133,304	93,984
Accrued compensation	234,640	181,807
Deferred revenue	2,480,501	2,054,417
Operating lease liabilities	64,894	52,497
Total current liabilities	2,961,311	2,429,611
Convertible senior notes	1,696,355	1,700,727
Deferred revenue, noncurrent	445,272	413,609
Operating lease liabilities, noncurrent	94,575	43,352
Other noncurrent liabilities	70,940	33,316
Total liabilities	5,268,453	4,620,615
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock; $0.001 par value; 200,000 shares authorized as of July 31, 2026 and 2025, respectively; no shares issued and outstanding as of July 31, 2026 and 2025	—	—
Common stock; $0.001 par value; 1,000,000 shares authorized as of July 31, 2026 and 2025, respectively; 163,055 and 158,301 shares issued and outstanding as of July 31, 2026 and 2025, respectively	163	159
Additional paid-in capital	3,874,379	2,980,591
Accumulated other comprehensive income (loss)	(23,544)	8,081
Accumulated deficit	(1,252,737)	(1,189,558)
Total stockholders’ equity	2,598,261	1,799,273
Total liabilities and stockholders’ equity	$7,866,714	$6,419,888

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended July 31,
	2026	2025	2024
Revenue	$3,352,523	$2,673,115	$2,167,771
Cost of revenue	777,629	618,178	477,129
Gross profit	2,574,894	2,054,937	1,690,642
Operating expenses:
Sales and marketing	1,495,812	1,259,158	1,100,239
Research and development	903,399	672,485	499,828
General and administrative	308,950	251,754	212,052
Total operating expenses	2,708,161	2,183,397	1,812,119
Loss from operations	(133,267)	(128,460)	(121,477)
Interest income	136,132	125,364	109,130
Interest expense	(11,794)	(9,522)	(13,132)
Other expense, net	(8,210)	(5,673)	(3,750)
Loss before income taxes	(17,139)	(18,291)	(29,229)
Provision for income taxes	46,040	23,187	28,477
Net loss	$(63,179)	$(41,478)	$(57,706)
Net loss per share, basic and diluted	$(0.39)	$(0.27)	$(0.39)
Weighted-average shares used in computing net loss per share, basic and diluted	160,219	154,404	149,586

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended July 31,
	2026	2025	2024
Net loss	$(63,179)	$(41,478)	$(57,706)
Available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities	(15,864)	1,308	9,948
Cash flow hedging instruments:
Change in net unrealized gains (losses)	(11,297)	9,004	(10,761)
Net realized (gains) losses reclassified into net loss	(4,464)	2,558	(2,400)
Net change on cash flow hedges	(15,761)	11,562	(13,161)
Other comprehensive income (loss)	(31,625)	12,870	(3,213)
Comprehensive loss	$(94,804)	$(28,608)	$(60,919)

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	147,169	$147	$1,816,915	$(1,576)	$(1,090,374)	$725,112
Issuance of common stock upon exercise of stock options	864	—	12,249	—	—	12,249
Issuance of common stock under the employee stock purchase plan	489	—	51,998	—	—	51,998
Vesting of restricted stock units and performance stock awards	3,624	5	(5)	—	—	—
Issuance of restricted shares of common stock in connection with business acquisitions subject to future vesting	344	—	—	—	—	—
Issuance of replacement awards attributable to pre-combination vesting in connection with business acquisitions	—	—	3,805	—	—	3,805
Stock-based compensation	—	—	541,857	—	—	541,857
Other comprehensive loss	—	—	—	(3,213)	—	(3,213)
Net loss	—	—	—	—	(57,706)	(57,706)
Balance as of July 31, 2024	152,490	152	2,426,819	(4,789)	(1,148,080)	1,274,102
Issuance of common stock upon exercise of stock options	352	—	3,581	—	—	3,581
Issuance of common stock under the employee equity stock purchase plan	434	—	63,563	—	—	63,563
Vesting of restricted stock units and performance stock awards	3,631	5	(5)	—	—	—
Cash settlement for fractional shares upon settlement of the 2025 Notes	—	—	(86)	—	—	(86)
Shares issued to settle the premium amount upon repayment of the 2025 Notes	3,817	4	(4)	—	—	—
Shares received and retired from the 2025 Capped Calls upon repayment of the 2025 Notes	(2,423)	(2)	2	—	—	—
Purchase of the 2028 Capped Calls related to the 2028 Notes	—	—	(196,847)	—	—	(196,847)
Stock-based compensation	—	—	683,568	—	—	683,568
Other comprehensive income	—	—	—	12,870	—	12,870
Net loss	—	—	—	—	(41,478)	(41,478)
Balance as of July 31, 2025	158,301	159	2,980,591	8,081	(1,189,558)	1,799,273
Issuance of common stock upon exercise of stock options	27	—	3,984	—	—	3,984
Issuance of common stock under the employee equity stock purchase plan	464	—	59,416	—	—	59,416
Vesting of restricted stock units and performance stock awards	3,787	4	(4)	—	—	—
Issuance of restricted shares of common stock in connection with business acquisitions subject to future vesting	476	—	—	—	—	—
Stock-based compensation	—	—	830,392	—	—	830,392
Other comprehensive loss	—	—	—	(31,625)	—	(31,625)
Net loss	—	—	—	—	(63,179)	(63,179)
Balance as of July 31, 2026	163,055	$163	$3,874,379	$(23,544)	$(1,252,737)	$2,598,261

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2026	2025	2024
Cash Flows From Operating Activities
Net loss	$(63,179)	$(41,478)	$(57,706)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	148,544	104,361	66,308
Amortization expense of acquired intangible assets	43,468	16,820	14,624
Amortization of deferred contract acquisition costs	203,693	166,310	130,139
Amortization of debt issuance costs	8,166	4,293	3,914
Operating lease costs	82,934	62,998	49,445
Stock-based compensation expense	821,923	661,350	527,676
Accretion of investments purchased at a discount	(4,655)	(15,923)	(19,062)
Unrealized (gains) losses on hedging transactions, net	(772)	369	753
Deferred income taxes	(20,387)	(14,351)	(5,633)
Other	7,484	987	3,320
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(139,989)	(256,010)	(152,960)
Deferred contract acquisition costs	(312,152)	(230,453)	(200,303)
Prepaid expenses, other current and noncurrent assets	(28,076)	(41,572)	(39,971)
Accounts payable	(10,627)	17,532	4,164
Accrued expenses, other current and noncurrent liabilities	36,417	5,180	43,556
Accrued compensation	44,590	20,997	10,507
Deferred revenue	379,873	573,052	450,314
Operating lease liabilities	(67,601)	(62,009)	(49,239)
Net cash provided by operating activities	1,129,654	972,453	779,846
Cash Flows From Investing Activities
Purchases of property, equipment and other assets	(277,304)	(164,252)	(144,588)
Capitalized internal-use software	(73,207)	(81,508)	(50,308)
Payments for business acquisitions, net of cash acquired	(918,074)	(834)	(374,702)
Purchase of strategic investments	(10,413)	(824)	(2,000)
Purchases of short-term investments	(2,254,279)	(1,280,629)	(1,291,015)
Proceeds from maturities of short-term investments	589,880	1,101,025	1,132,268
Proceeds from sale of short-term investments	290,665	—	47,165
Net cash used in investing activities	(2,652,732)	(427,022)	(683,180)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	3,984	3,581	12,249
Proceeds from issuance of common stock under the employee stock purchase plan	59,416	63,563	51,998
Payment of deferred consideration related to business acquisitions	(110)	(792)	—
Proceeds from issuance of the 2028 Notes	—	1,725,000	—
Payments for issuance costs related to the 2028 Notes	(684)	(24,150)	—
Purchases of capped calls related to the 2028 Notes	(197)	(196,650)	—
Payments for the settlement of the 2025 Notes	—	(1,150,040)	—
Other	—	—	(39)
Net cash provided by financing activities	62,409	420,512	64,208
Net increase (decrease) in cash and cash equivalents	(1,460,669)	965,943	160,874
Cash and cash equivalents at beginning of period	2,389,023	1,423,080	1,262,206
Cash and cash equivalents at end of period	$928,354	$2,389,023	$1,423,080

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended July 31,
	2026	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of tax refunds	$54,095	$23,335	$23,123
Cash paid for interest expense	$—	$1,436	$1,436
Non-Cash Activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of terminations	$123,364	$57,632	$64,700
Equity consideration for business acquisitions	$—	$—	$3,805
Net change in purchased equipment included in accounts payable and accrued expenses	$(1,380)	$10,977	$1,111
Shares issued to settle the premium amount upon repayment of the 2025 Notes	$—	$4	$—
Shares received and retired from the 2025 Capped Calls upon repayment of the 2025 Notes	$—	$2	$—
Debt issuance and capped call costs included in accounts payable and accrued liabilities	$—	$999	$—
Proceeds from sales of strategic investments not yet received	$4,330	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZSCALER, INC.
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Description of Business
Zscaler, Inc. ("Zscaler," the "Company," "we," "us," or "our") is a cloud security company. Our Zscaler Zero Trust ExchangeTM platform is a cloud native, multi-tenant, distributed security platform that applies zero trust principles to securely connect users, devices, workloads, AI agents, IoT/OT devices, and branches to applications and data based on identity and business policy, rather than network location. We deliver our solutions using a software-as-a-service ("SaaS") business model and sell subscriptions to customers to access our cloud platform together with related support services. Our platform provides customers with flexible and scalable solutions to secure operations, optimize user experience, eliminate complexity, reduce costs and address the risks and opportunities created by AI and emerging technologies. We were incorporated in Delaware in September 2007 and conduct business worldwide, with presence in North America, South America, Europe and Asia. Our headquarters is in San Jose, California.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on July 31. References to fiscal 2026, for example, refer to our fiscal year ending July 31, 2026.
Reclassification of Prior Year Amounts
Certain prior year amounts have been reclassified to conform to the current year presentation or disclosure.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We evaluate these estimates and assumptions on a regular basis. Such estimates and assumptions include, but are not limited to, revenue recognition, allowance for doubtful accounts, period of benefit of deferred contract acquisition costs, capitalized internal-use software, useful lives of long-lived assets, fair value of assets acquired and liabilities assumed in a business combination, recoverability of goodwill, stock-based compensation, valuation of deferred tax assets and liabilities, loss contingencies, fair value of convertible senior notes and the discount rate used for operating leases. We base our estimates and assumptions on historical experience and various other assumptions that are believed to be reasonable. Actual results could differ from these estimates, and such differences may be material to our consolidated financial statements.

Foreign Currency
The U.S. dollar is the functional currency of our foreign subsidiaries. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates, while non-monetary assets and liabilities are re-measured at historical rates. Remeasurement gains and losses are recorded in other expense, net in the consolidated statements of operations and were not material to the consolidated financial statements for all periods presented.
Concentration of Credit Risks
Our financial instruments that are exposed to concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments, derivative contracts, and accounts receivable.
We deposit cash across multiple financial institutions, though balances may at times exceed federally insured limits, exposing us to credit risk if those institutions or the issuers of securities in our investment portfolio default. Our investment policy limits concentration risk from any single issuer or institution. Similarly, our derivative contracts carry counterparty credit risk, which we mitigate by transacting with major financial institutions that maintain high credit ratings. We periodically reassess the creditworthiness of our counterparties to confirm they continue to meet our credit quality requirements.
We grant credit to our customers in the normal course of business and generally do not require collateral. We monitor the financial condition of our customers to reduce credit risk. Refer to Note 2, Revenue Recognition, for information regarding customers with concentration of 10% or more of the total balance of accounts receivable, net.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers ("ASC 606"), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these services. To achieve the core principle of this standard, we apply the following five steps:
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
Subscription and Support Revenue
We generate revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. Our subscription pricing is calculated on a per-user and metered-usage basis. Arrangements with customers do not provide the customer with the right to take possession of our software operating our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. A time-elapsed output method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that our service is made available to the customer.
The typical subscription and support term is one to five years. Most of our contracts are non-cancelable over the contractual term. Some contracts provide customers the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at SSP.
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
Accounts Receivable, Net
We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days but may be up to 90 days for certain channel partners. Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of an allowance for doubtful accounts.
We have a well-established collections history from our customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral from our customers. In determining the necessary allowance for doubtful accounts, we estimate the lifetime expected credit losses against the existing accounts receivable balance. Our estimate is based on certain factors including the age of outstanding invoices, historical loss rates, credit quality of the customer, current economic conditions, reasonable and supportable forecasts of future economic conditions, and customer-specific circumstances. The allowance for doubtful accounts has historically not been material. There were no material write-offs recognized in the periods presented. Accordingly, the movements in the allowance for doubtful accounts were not material for any of the periods presented. We do not have any off-balance-sheet credit exposure related to our customers.
Contract Assets and Liabilities
We recognize contract assets related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced under contracts with customers. Such amounts have historically not been material.
We recognize contract liabilities or deferred revenue for payments received in advance of performance under contracts with customers. Such amounts are recognized as revenue over the contractual period of a customer contract as we satisfy related performance obligations. In certain instances, customers may enter into non-cancellable and non-refundable drawdown commitments where discrete drawdown orders combined with the arrangement are treated as separate revenue contracts. As these committed arrangements are non-cancellable, and non-refundable, any payments received in advance of drawdown are recorded in deferred revenue.
Deferred Contract Acquisition Costs
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
Sales commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals as commission rates paid on renewals are not commensurate with those paid on initial contracts. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the consolidated statements of operations.
We determine the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development life cycle and other factors. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Cash Equivalents and Short-Term Investments
We classify investments with an original maturity of 90 days or less from the date of purchase as cash equivalents and all other investments as short-term investments. Our cash equivalents and short-term investments consist of highly liquid money market funds, U.S. treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, non-U.S. government securities and certificates of deposits, which are invested through financial institutions.
We classify short-term investments as available-for-sale and present them in current assets as we have the ability and intent, if necessary, to liquidate in order to meet our liquidity needs or to grow our business, including for potential business acquisitions or other strategic transactions. Our investments are carried at fair value, with unrealized gains and losses unrelated to credit loss factors reported in accumulated other comprehensive income (loss) ("AOCI(L)").
We evaluate our investments for impairment when the fair value of a security declines below its amortized cost basis. We consider our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of its cost basis. Neither of these criteria were met in any period presented. If either of these criteria are triggered, the amortized cost basis of the debt security is written down to fair value through other expense, net. If neither criteria is met, we evaluate whether the decline in fair value below the amortized cost basis is related to credit-related factors or other factors such as interest rate fluctuations. The factors considered in this analysis include the extent the fair value is less than the amortized cost basis, whether there were changes to the rating of the security by a ratings agency, whether the issuer has failed to make scheduled interest payments and other adverse conditions as applicable.
Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other expense, net. For purposes of identifying and measuring credit-related impairments, our policy is to exclude the applicable accrued interest from both the fair value and amortized cost basis of the related debt security. Accrued interest receivable, net of the allowance for credit losses, if any, is recorded to prepaid expenses and other current assets in the consolidated balance sheets. There were no credit-related impairments recognized on our investments during the periods presented.
Interest income, accretion of investments purchased at a discount and realized gains and losses are included in interest income in the consolidated statements of operations.

Strategic Investments
Our strategic investments consist of non-marketable equity investments in privately held companies without readily determinable fair values where we do not have the ability to exercise significant influence. We account for non-marketable equity investments using the measurement alternative and adjust carrying values based on observable price changes from orderly transactions for identical or similar investments of the same issuer and impairments when events or circumstances indicate a decline in value has occurred. Non-marketable equity investments remeasured due to an observable event or impairment are classified within Level 3 in the fair value hierarchy. Our strategic investments are included in other noncurrent assets in the consolidated balance sheets and adjustments to their carrying amounts are recorded in other expense, net in the consolidated statements of operations. As of July 31, 2026 and 2025, the carrying amount of our strategic investments was $17.3 million and $10.6 million, respectively.
Fair Value Measurement
Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative instruments and convertible senior notes. Cash equivalents, short-term investments and derivative instruments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-time to the expected receipt or payment date. We carry the convertible senior notes at face value less debt issuance costs and fair value hedge adjustments on our consolidated balance sheet and present their fair value at each reporting period for disclosure purposes only.
Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement, determined using the following level of inputs:
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
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have quoted prices in active markets. Our investments in U.S. treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, non-U.S. government securities and certificates of deposit as well as assets and liabilities arising from our foreign currency forward contracts and interest rate swap contracts, are classified within Level II. The fair value of our Level II financial assets and liabilities is determined by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments, for substantially the full term of the financial assets and liabilities. We did not have transfers between levels of the fair value hierarchy of assets measured at fair value for all periods presented.
Property and Equipment, Net
Property and equipment are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Capitalized Software Development
We capitalize certain costs incurred during the application development stage in connection with software development for our cloud security platform. The costs capitalized primarily consist of employee compensation and related benefits, including stock-based compensation, for employees directly involved in software development, as well as external direct costs incurred during the application development stage. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities, post-implementation activities, along with maintenance and training are expensed as incurred. Capitalized costs are recorded as part of property and equipment, net in the consolidated balance sheets. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life which is generally three to five years, and is recorded as cost of revenue in the consolidated statements of operations.
We also capitalize qualifying implementation costs incurred to configure, customize, or implement cloud computing hosting arrangements. Qualifying costs consist primarily of direct costs for internal employee compensation and benefits, including stock-based compensation, and direct third-party consulting fees. These costs were not material for all periods presented.
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
Acquired Intangible Assets
Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and trademarks resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology is included in cost of revenue, and amortization expense of customer relationships and trademarks is included primarily in sales and marketing expenses, in the consolidated statements of operations.

Long-lived Asset Impairment
Long-lived assets, except for goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we assess recoverability of the assets held and used by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows that are expected to result from use of the asset group and its eventual disposition. If the total of the future undiscounted cash flows is less than the carrying amount of the asset group, we record an impairment charge for the amount by which the carrying amount of the asset group exceeds its fair value.
Goodwill
Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment at the reporting unit level annually during our fourth quarter or more often if circumstances indicate that the carrying value may not be recoverable. If we determine it is more likely than not the fair value of our reporting unit is less than its carrying amount based on qualitative factors, a quantitative analysis is performed to identify goodwill impairment. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess, limited to the amount of goodwill allocated to the reporting unit.
Derivative Instruments
We enter into foreign currency forward contracts to manage risks related to fluctuations in exchange rates. We designate certain of these instruments as cash flow hedges to mitigate the impact of currency fluctuations on forecasted operating expenses, typically with maturities of up to 21 months. We also utilize non-designated forward contracts to manage exposure from the remeasurement of monetary assets and liabilities, typically with maturities of one to three months.
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
All of our derivative instruments are measured at fair value. We enter into master netting agreements with our counterparties, which permit net settlement of transactions with the same counterparty. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets as the potential impact of these rights of set-off was not material as of July 31, 2026 and July 31, 2025. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Derivative instruments are classified in the consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
Operating Leases
We enter into operating lease arrangements for real estate assets related to office space and co-location assets. We determine if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. We account for lease and non-lease components as a single lease component for all assets classes. Leases with a term of twelve months or less are not recognized on the consolidated balance sheets. Operating lease related balances are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, noncurrent in the consolidated balance sheets.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use the non-cancelable lease term when determining the lease term, unless it is reasonably certain that a renewal or termination option will be exercised. Lease payments consist of the fixed payments under the arrangement. The operating lease liabilities are adjusted for any unpaid lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of our leases is not determinable, we use an incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
Convertible Senior Notes
We account for each series of convertible senior notes as a single liability in its entirety, measured at amortized cost. Debt issuance costs incurred in connection with convertible senior notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized using the effective interest rate method over the terms of the convertible senior notes and are included in interest expense in the consolidated statements of operations.
Upon conversion, at our election, we may satisfy the conversion obligation by paying or delivering cash, shares of common stock, or a combination of both. The net carrying amount of the convertible senior notes is classified as a non-current liability unless the notes are contractually due within twelve months, or holders have the unconditional right to convert and we do not have the right to settle the obligation through the issuance of shares.
In connection with the issuance of the convertible senior notes, we entered into privately negotiated capped call transactions with certain financial institution counterparties. The capped call transactions are generally expected to offset potential dilution of our common stock, resulting from conversion of the convertible senior notes, or offset any cash payments made in excess of principal amounts of the converted notes, subject to a cap. The capped call transactions are classified in stockholders' equity, are not accounted for as derivatives, and the premiums paid are recorded as a reduction to additional paid-in capital in the consolidated balance sheets.
Segment Information
We operate globally as a single operating and reportable segment with one primary business activity. Our chief operating decision maker ("CODM") is our chief executive officer. Consolidated financial information, including revenue and significant adjusted segment expenses, is regularly provided to the CODM for purposes of allocating resources and evaluating financial performance. This information is also used in our annual budgeting and forecasting processes to establish goals and compare actual results against both budgeted targets and historical performance. Our CODM uses consolidated net loss as the measure of our segment profit or loss. The measure of our segment assets is reported as total assets in the consolidated balance sheets.
Stock-Based Compensation
We grant equity incentive awards to certain employees, non-employee directors, and other service providers. We generally grant restricted stock units ("RSUs"), performance stock awards ("PSAs"), restricted stock, stock options and purchase rights granted under our Employee Stock Purchase Plan ("ESPP"). We account for forfeitures of equity incentive awards as they occur.
Stock options and ESPP are measured using the Black-Scholes option pricing model with ESPP measured based on the fair value of the number of awards estimated at the beginning of the offering period. RSUs and restricted stock with only service conditions are measured at fair value based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis generally over three to four years for stock options, RSUs and restricted shares, and over the two-year offering period for ESPP.
PSAs that have the same grant date and service inception date, and are subject to both service and performance conditions, are measured based on the probable number of shares to be attained and the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. For PSAs where the service inception date precedes the grant date, expense is recognized based on the quantity of PSAs for which it is probable the performance condition will be met, using the accelerated attribution method and the market closing price of our common stock at each reporting date up to the grant date. The quantity of PSAs for which it is probable the performance condition will be met is determined at the end of each reporting period. At completion of the performance period, any earned PSAs are granted upon approval of the compensation committee of our board of directors.
Research and Development
Our research and development expenses support our efforts to add new products, new features to our existing offerings and to ensure the reliability, availability and scalability of our solutions. Our cloud security platform is software-driven, and our research and development teams employ software engineers in the design, development, testing, certification and support of our solutions. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, bonuses, benefits, stock-based compensation and costs associated with technology tools.
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expense was $29.5 million, $29.9 million and $25.0 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to restriction. Diluted earnings per share adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period to the extent they are dilutive. Potentially dilutive securities consist primarily of stock options, share purchase rights under the ESPP, unvested RSUs, unvested PSAs, unvested common stock and shares issuable upon of our convertible senior notes. The dilutive effect of equity awards (stock options, restricted stock, RSUs, PSAs, and ESPP rights) is computed using the treasury stock method. The dilutive effect of shares issuable upon conversion of our convertible senior notes is computed using the if-converted method, under which the convertible senior notes are assumed to be converted into shares of common stock at the beginning of the reporting period and the related interest expense, net of tax, is added back to net loss. In connection with the issuance of the convertible senior notes, we entered into capped call transactions that are generally expected to reduce the potential dilution to our common stock upon any conversion of the convertible senior notes.
Comprehensive Loss
Comprehensive loss is comprised of the net loss and other comprehensive income (loss). Our other comprehensive income (loss) includes net changes in unrealized gains and losses on available-for-sale securities, and for our cash flow hedges, net changes in unrealized gains and losses, and net realized gains and losses reclassified from accumulated other comprehensive income (loss) into net loss when the underlying hedged transactions affect earnings, as reflected in the consolidated statements of comprehensive loss.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment requires additional income tax disclosure. Specifically, it requires public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. We adopted this standard on a prospective basis for fiscal 2026. Refer to Note 15, Income Taxes for further information.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard during fiscal 2025. Refer to Note 17, Segment and Geographic Information for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to make targeted improvements to the accounting and application of guidance related to costs incurred to develop software for internal use. This standard is effective for us in the interim and annual periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. This amended guidance requires to estimate credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. We will adopt this standard effective beginning fiscal 2027. We do not expect the adoption to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This standard requires disclosures of additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. This standard is effective for us in the annual period beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
Note 2. Revenue Recognition
Disaggregation of Revenue
Subscription and support revenue accounted for approximately 98%, 98% and 97% of our revenue for each of fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
Revenue by geographical region based on the shipping address of our customers consisted of the following:

	Year Ended July 31,
	2026		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
United States	$1,791,807	53%	$1,359,325	51%	$1,092,304	50%
Europe, Middle East and Africa	923,395	28	792,823	30	672,421	31
Asia Pacific	519,189	15	423,811	16	327,816	15
Other	118,132	4	97,156	3	75,230	4
Total	$3,352,523	100%	$2,673,115	100%	$2,167,771	100%
Revenue by sales channel consisted of the following:

	Year Ended July 31,
	2026		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

	(in thousands, except for percentage data)
Channel partners	$2,835,257	85%	$2,360,224	88%	$1,967,908	91%
Direct customers	517,266	15	312,891	12	199,863	9
Total	$3,352,523	100%	$2,673,115	100%	$2,167,771	100%
Significant Customers
No customer accounted for 10% or more of total revenue during the periods presented. As of July 31, 2026 and July 31 2025, one channel partner accounted for 13% and 12% of total accounts receivable, net, respectively.

Contract Liabilities
In fiscal 2026, fiscal 2025 and fiscal 2024 we recognized revenue of $2,053.4 million, $1,643.1 million and $1,277.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the related fiscal year.
Remaining Performance Obligations
The typical subscription and support term is one to five years. Most of our subscription and support contracts are non-cancelable over the contractual term. As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,365.4 million. We expect to recognize 45% of the transaction price over the next 12 months and 90% of the transaction price over the next three years, with the remainder recognized thereafter.
Costs to Obtain and Fulfill a Contract
Deferred contract acquisition costs consisted of the following:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Beginning balance	$509,541	$445,398	$375,234
Capitalization of contract acquisition costs	312,152	230,453	200,303
Amortization of deferred contract acquisition costs	(203,693)	(166,310)	(130,139)
Ending balance	$618,000	$509,541	$445,398

Note 3. Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments consisted of the following as of July 31, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$693,443	$—	$—	$693,443
U.S. treasury securities	4,999	1	—	5,000
Certificates of deposit	61,571	—	—	61,571
Total cash equivalents	$760,013	$1	$—	$760,014

Short-term investments:
U.S. treasury securities	$434,922	$13	$(4,064)	$430,871
U.S. government agency securities	45,618	1	(324)	45,295
Corporate debt securities	1,752,034	366	(10,396)	1,742,004
Asset-backed securities	229,970	18	(701)	229,287
Non-U.S. government securities	5,011	—	(36)	4,975
Certificates of deposit	93,365	—	—	93,365
Total short-term investments	$2,560,920	$398	$(15,521)	$2,545,797

Total cash equivalents and short-term investments	$3,320,933	$399	$(15,521)	$3,305,811
Cash equivalents and short-term investments consisted of the following as of July 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$1,403,678	$—	$—	$1,403,678
Corporate debt securities	8,468	—	—	8,468
Certificates of deposit	131,463	—	—	131,463
Total cash equivalents	$1,543,609	$—	$—	$1,543,609

Short-term investments:
U.S. treasury securities	$231,193	$56	$(250)	$230,999
U.S. government agency securities	75,006	26	(40)	74,992
Corporate debt securities	876,330	1,812	(747)	877,395
Total short-term investments	$1,182,529	$1,894	$(1,037)	$1,183,386

Total cash equivalents and short-term investments	$2,726,138	$1,894	$(1,037)	$2,726,995

Amortized cost and fair value of our short-term investments based on their stated maturities consisted of the following as of July 31, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$375,141	$375,298
Due between one to three years	1,955,809	1,941,212
Asset-backed securities	229,970	229,287
Total	$2,560,920	$2,545,797
Short-term investments in continuous unrealized loss position consisted of the following:

	July 31, 2026		July 31, 2025
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. treasury securities	$411,328	$(4,064)	$156,395	$(250)
U.S. government agency securities	39,283	(324)	36,098	(40)
Corporate debt securities	1,529,817	(10,396)	360,840	(747)
Asset-backed securities	220,217	(701)	—	—
Non-U.S. government securities	4,975	(36)	—	—
Total	$2,205,620	$(15,521)	$553,333	$(1,037)
None of our short-term investments were in a continuous unrealized loss position for 12 months or longer as of July 31, 2026 and July 31, 2025.
We determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary for our short-term investments as of July 31, 2026 and 2025.
As of July 31, 2026 and 2025, we recorded $26.7 million and $17.9 million, respectively, of accrued interest receivable in prepaid expenses and other current assets in the consolidated balance sheets.

Note 4. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2026:

	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$693,443	$693,443	$—	$—
U.S. treasury securities	5,000	—	5,000	—
Certificates of deposit	61,571	—	61,571	—
Total cash equivalents	$760,014	$693,443	$66,571	$—

Short-term investments:
U.S. treasury securities	$430,871	$—	$430,871	$—
U.S. government agency securities	45,295	—	45,295	—
Corporate debt securities	1,742,004	—	1,742,004	—
Asset-backed securities	229,287	—	229,287	—
Non-U.S. government securities	4,975	—	4,975	—
Certificates of deposit	93,365	—	93,365	—
Total short-term investments	$2,545,797	$—	$2,545,797	$—

Total cash equivalents and short-term investments	$3,305,811	$693,443	$2,612,368	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$6,995	$—	$6,995	$—
Foreign currency contracts assets-noncurrent (2)	$845	$—	$845	$—
Foreign currency contracts liabilities-current (3)	$13,296	$—	$13,296	$—
Foreign currency contracts liabilities-noncurrent (4)	$2,938	$—	$2,938	$—
Interest rate contracts liabilities-current (3)	$5,611	$—	$5,611	$—
Interest rate contracts liabilities-noncurrent (4)	$6,549	$—	$6,549	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$4,143	$—	$4,143	$—
Foreign currency contracts liabilities-current (3)	$2,599	$—	$2,599	$—
(1) Included in prepaid expenses and other current assets in the consolidated balance sheets.
(2) Included in other noncurrent assets in the consolidated balance sheets.
(3) Included in accrued expenses and other current liabilities in the consolidated balance sheets.
(4) Included in other noncurrent liabilities in the consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2025:

	Fair Value	Level I	Level II	Level III

	(in thousands)
Cash equivalents:
Money market funds	$1,403,678	$1,403,678	$—	$—
Corporate debt securities	8,468	—	8,468	—
Certificates of deposit	131,463	—	131,463	—
Total cash equivalents	$1,543,609	$1,403,678	$139,931	$—

Short-term investments:
U.S. treasury securities	$230,999	$—	$230,999	$—
U.S. government agency securities	74,992	—	74,992	—
Corporate debt securities	877,395	—	877,395	—
Total short-term investments	$1,183,386	$—	$1,183,386	$—

Total cash equivalents and short-term investments	$2,726,995	$1,403,678	$1,323,317	$—

Designated derivative instruments:
Foreign currency contracts assets-current (1)	$10,713	$—	$10,713	$—
Foreign currency contracts assets-noncurrent (2)	$3,705	$—	$3,705	$—
Foreign currency contracts liabilities-current (3)	$4,006	$—	$4,006	$—
Foreign currency contracts liabilities-noncurrent (4)	$1,319	$—	$1,319	$—

Non-designated derivative instruments:
Foreign currency contracts assets-current (1)	$5,115	$—	$5,115	$—
Foreign currency contracts liabilities-current (3)	$3,956	$—	$3,956	$—
(1) Included in prepaid expenses and other current assets in the consolidated balance sheets.
(2) Included in other noncurrent assets in the consolidated balance sheets.
(3) Included in accrued expenses and other current liabilities in the consolidated balance sheets.
(4) Included in other noncurrent liabilities in the consolidated balance sheets.
Refer to Note 10, Convertible Senior Notes, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2026 and 2025.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

		July 31,
	Estimated Useful Life	2026	2025

		(in thousands)
Hosting equipment (1)	4 - 5 years	$802,856	$571,312
Capitalized internal-use software	3 - 5 years	435,324	322,265
Computers and equipment	3 - 5 years	13,726	9,138
Purchased software	3 years	1,102	1,102
Furniture and fixtures	5 years	4,560	1,195
Leasehold improvements	Shorter of useful life or lease term	37,806	10,141
Total property and equipment, gross		1,295,374	915,153
Less: Accumulated depreciation and amortization		(542,373)	(371,776)
Total property and equipment, net		$753,001	$543,377
(1) Includes purchased equipment not been placed in service, totaling $235.4 million and $163.5 million as of July 31, 2026 and 2025, respectively.
We recognized depreciation and amortization expense on property and equipment of $146.2 million, $102.6 million and $65.0 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
Capitalized internal-use software activity consisted of the following:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Total capitalized internal-use software costs	$113,059	$124,496	$76,892
Amounts capitalized attributable to stock-based compensation (Note 13)	39,851	43,977	27,196

Total amortization of capitalized internal-use software costs	88,763	61,629	36,343
Amounts amortized attributable to stock-based compensation (Note 13)	$31,073	$21,588	$13,003
Purchased Intangible Assets
Purchased intangible assets are amortized on a straight-line basis over an estimated useful life of 10 years. These assets are included in other noncurrent assets in the consolidated balance sheets.

Purchased intangible assets consisted of the following:

	July 31,
	2026	2025

	(in thousands)
Internet protocol addresses and source codes	$22,692	$20,264
Less: Accumulated amortization	(6,939)	(4,641)
Total purchased intangible assets, net	$15,753	$15,623
We recognized amortization expense on purchased intangible assets of $2.3 million, $1.8 million and $1.3 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
Accrued Compensation
Accrued compensation consisted of the following:

	July 31,
	2026	2025
	(in thousands)
Accrued commissions	$95,553	$59,429
Accrued bonuses	69,330	51,598
Accrued payroll and related expenses	61,737	61,370
Employee stock purchase plan contributions	8,020	9,410
Total accrued compensation	$234,640	$181,807

Note 6. Business Combinations
Symmetry Systems, Inc.
On May 27, 2026, we acquired all outstanding equity of Symmetry Systems, Inc. ("Symmetry"), a technology company, for cash consideration of $152.9 million. The acquisition is expected to enhance our AI security offerings and our Zero Trust Exchange security platform.
In connection with the acquisition, we issued $16.9 million in restricted stock subject to post-combination service vesting conditions. The preliminary purchase price was primarily allocated $31.5 million to developed technology and $3.4 million to customer relationships, both valued using the replacement cost approach each with an estimated useful life of five years and goodwill of $122.7 million primarily attributable to the assembled workforce and anticipated operational synergies which is not expected to be deductible for income tax purposes. The purchase price allocation for Symmetry is preliminary and subject to adjustment during a measurement period of up to one year from the acquisition date.
SquareX Holdings, Inc.
On February 5, 2026, we acquired all outstanding equity of SquareX Holdings, Inc. (“SquareX”), a browser security company, for cash consideration of $112.8 million. The acquisition is expected to extend our browser capabilities, including on unmanaged devices. In connection with the acquisition, we issued $37.4 million in restricted stock subject to post-combination service vesting conditions.
The preliminary purchase price was primarily allocated $9.8 million to developed technology, valued using the replacement cost approach with an estimated useful life of five years, and goodwill of $93.0 million primarily attributable to the assembled workforce and anticipated operational synergies which is not expected to be deductible for income tax purposes. The purchase price allocation for SquareX is preliminary and subject to adjustment during the measurement period of up to one year from the acquisition date.
SPLXAI Inc.
On October 31, 2025, we acquired all outstanding equity of SPLXAI Inc. ("SPLX"), an early-stage AI technology company, for cash consideration of $40.6 million. In connection with the acquisition, we also issued $16.6 million in restricted stock subject to post-combination service vesting conditions. The acquisition is expected to extend our AI security capabilities.
During the second quarter of our fiscal 2026, and within the measurement period, we revised the valuation of acquired developed technology from $14.1 million to $3.3 million, resulting in an increase of goodwill from $32.2 million to $39.2 million, net of tax adjustment. The change in valuation of the developed technology resulted from transitioning from a benchmarking valuation approach to a replacement cost approach, The acquired developed technology has an estimated useful life of four years. Goodwill resulting from the acquisition is primarily attributable to the assembled workforce and anticipated operational synergies and is not expected to be deductible for income tax purposes.
The purchase price allocation for SPLX is preliminary and subject to adjustment during the measurement period of up to one year from the acquisition date.
Red Canary, Inc.
On August 1, 2025, we acquired all outstanding equity of Red Canary, Inc. ("Red Canary"), a managed detection and response technology company, for cash consideration of $651.4 million. The acquisition is expected to accelerate innovation in Agentic AI-driven security operations.
In connection with the acquisition, we issued $20.2 million in restricted stock subject to post-combination service vesting conditions. We estimated the fair value of acquired intangible assets using the income approach, including the multi-

period excess earnings method for the customer relationships and relief from royalty method for the developed technology. Significant assumptions used in valuing these intangible assets included the customer attrition rate and revenue growth rates for the customer relationships and the royalty rate for the developed technology.
Goodwill is primarily attributable to the assembled workforce and anticipated operational synergies and is not expected to be deductible for income tax purposes. During the fourth quarter of our fiscal 2026, we recorded a measurement period adjustment of $0.9 million to deferred tax liability and goodwill.
Allocation of the purchase price consideration consisted of the following:

	Amount	Estimated Useful Life

	(in thousands)
Assets acquired:
Cash, cash equivalents and other assets	$41,584
Acquired intangible assets:
Customer relationships	90,800	7 years
Developed technology	61,100	5 years
Trademarks	10,600	5 years
Goodwill	545,445
Total	$749,529
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$22,754
Deferred revenue	72,714
Deferred tax liability	2,615
Total	$98,083

Total purchase price consideration	$651,446
Airgap Networks Inc.
On April 12, 2024, we acquired all outstanding equity of Airgap Networks Inc. ("Airgap"), an early-stage technology company, for cash consideration of $124.4 million. Airgap's technology has been integrated into our cloud platform. In connection with the acquisition, we issued $20.3 million in restricted stock subject to post-combination service vesting conditions, along with $6.2 million in replacement stock awards, of which $1.4 million was allocated to purchase price consideration and the remainder recognized as post-combination compensation expense over the requisite service period of the award.
The purchase price was allocated $28.7 million to developed technology, $3.1 million to customer relationships, both valued using the replacement cost approach with an estimated useful life of five years, and goodwill of $95.5 million primarily attributable to the assembled workforce and anticipated operational synergies which is not expected to be deductible for income tax purposes.

Avalor Technologies Ltd.
On March 8, 2024, we acquired all outstanding equity of Avalor Technologies Ltd. ("Avalor"), an early-stage technology company, for cash consideration of $256.7 million. Avalor's technology has been integrated into our cloud platform. In connection with the acquisition, we issued $46.5 million in restricted stock subject to post-combination service vesting conditions, along with $14.4 million in replacement equity incentive awards, of which $2.4 million was allocated to purchase price consideration and the remainder recognized as post-combination compensation expense over the requisite service period of the award.
The purchase price was allocated $14.7 million to developed technology, $3.3 million to customer relationships, both valued using the replacement cost approach with an estimated useful life of five years, and goodwill of $229.2 million primarily attributable to the assembled workforce and anticipated operational synergies which is not expected to be deductible for income tax purposes.
Note 7. Goodwill and Acquired Intangible Assets
Goodwill
Changes in goodwill consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2024	$417,029
Goodwill acquired	701
Balance as of July 31, 2025	417,730
Goodwill acquired	800,368
Balance as of July 31, 2026	$1,218,098
Acquired Intangible Assets
Changes in acquired intangible assets consisted of the following:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful life
	July 31, 2025	Additions	July 31, 2026	July 31, 2025	Amortization Expense	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2026

	(in thousands)								(years)
Developed technology	$99,964	$105,700	$205,664	$(57,772)	$(27,855)	$(85,627)	$42,192	$120,037	3.9
Customer relationships	9,960	94,200	104,160	(4,829)	(13,669)	(18,498)	5,131	85,662	5.9
Trademarks	—	10,600	10,600	—	(1,944)	(1,944)	—	8,656	4.1
Total	$109,924	$210,500	$320,424	$(62,601)	$(43,468)	$(106,069)	$47,323	$214,355	4.7
As of July 31, 2025, the weighted-average remaining useful life for developed technology, customer relationships was 3.3 years and 3.5 years, respectively.
Amortization expense of acquired intangible assets was $43.5 million, $16.8 million and $14.6 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Future amortization expense of acquired intangible assets as of July 31, 2026 consisted of the following:

Amount
(in thousands)
Fiscal Year ending July 31,
2027	$50,086
2028	48,253
2029	44,355
2030	36,483
2031	21,126
Thereafter	14,052
Total	$214,355
Note 8. Derivative Instruments
Foreign Currency Forward Contracts
As of July 31, 2026 and July 31, 2025, the total notional amount of our outstanding designated foreign currency forward contracts was $757.7 million and $693.1 million, respectively, and for our outstanding non-designated foreign currency forward contracts was $566.1 million and $549.5 million, respectively. As of July 31, 2026, an estimated $6.9 million of the unrealized loss related to our cash flow hedges are expected to be released into earnings over the next 12 months. Refer to Note 4, Fair Value Measurements, for the fair value of our derivative instruments as reported in the consolidated balance sheets.
The changes in AOCI(L) related to our cash flow hedges consisted of the following:

	Year Ended July 31,

	2026	2025	2024
	(in thousands)
Balance of AOCI(L) as of the beginning of the period	$7,338	$(4,224)	$8,937
Net unrealized gains (losses) recognized in accumulated other comprehensive income	(11,297)	9,004	(10,761)
(Gains) losses reclassified from AOCI(L) into the consolidated statement of operations (1)	(4,464)	2,558	(2,400)
Balance of AOCI(L) as of the end of the period	$(8,423)	$7,338	$(4,224)
(1) (Gains) losses related to our cash flow hedges reclassified from AOCI(L) into the consolidated statements of operations consisted of the following:

	Year Ended July 31,

	2026	2025	2024
	(in thousands)
Cost of revenue	$190	$302	$(785)
Sales and marketing	(2,786)	2,037	(789)
Research and development	(1,898)	293	(433)
General and administrative	30	(74)	(393)
Total	$(4,464)	$2,558	$(2,400)

We also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. The potential impact of these rights of set-off associated with our derivative instruments was not material as of July 31, 2026 and July 31, 2025.
Interest Rate Swap Contracts
During fiscal 2026, we entered into interest rate swap contracts covering the interest rate applicable on a portion of the outstanding 2028 Notes (as defined below), maturing on July 15, 2028, and designated as fair value hedges. The interest rate swap contracts are intended to hedge a portion of our fair value risk exposure related to changing interest rates by effectively converting the fixed interest rate of a portion of our 2028 Notes to a floating interest rate. The interest rate swap contracts related to the 2025 Notes (as defined below) matured on July 1, 2025. As of July 31, 2026, the carrying amount of the hedged 2028 Notes was $744.5 million and the total notional amount of outstanding interest rate swaps was $750.0 million. As of July 31, 2026, the cumulative amount of fair value hedge adjustments included in the carrying amount of the convertible senior notes was $12.5 million.
The gains and losses effect of derivative instruments consisted of the following:

	Year Ended July 31,
	2026	2025	2024
	(in thousands)
Gains (losses) on interest rate swaps:
Fair value hedge adjustments	$12,538	$(4,065)	$(4,241)
Derivatives designated as hedging instruments	(12,161)	3,829	4,198
Total	$377	$(236)	$(43)
Note 9. Restructuring and Other Charges
During fiscal 2026 and fiscal 2025, we carried out restructuring plans as part of planned efforts to streamline operations and to align people, roles and projects to our strategic priorities. As a result, we recognized restructuring charges related to employee termination benefits of $10.3 million and $4.9 million in fiscal 2026 and fiscal 2025, respectively. The restructuring plans were substantially complete at the end of each respective fiscal year.
The components of restructuring and other charges recognized in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,333	$138
Sales and marketing	6,501	—
Research and development	1,799	4,783
General and administrative	627	—
Total	$10,260	$4,921
As of July 31, 2026 and 2025, $4.4 million and $3.8 million, respectively, of accrued restructuring obligations were included in accrued compensation in the consolidated balance sheets.

Note 10. Convertible Senior Notes
2028 Convertible Senior Notes
On July 3, 2025, we issued $1,725.0 million in aggregate principal amount 0.0% convertible senior notes (the "2028 Notes"), including the exercise in full by the initial purchasers of the 2028 Notes of their option to purchase an additional $225.0 million principal amount of the 2028 Notes. The 2028 Notes are unsecured, do not bear cash interest, and the principal amount will not accrete. Net proceeds, after deducting initial purchase discounts and other debt issuance costs, was $1,700.0 million. The 2028 Notes do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The 2028 Notes mature on July 15, 2028, unless earlier converted, redeemed or repurchased.
Details of the 2028 Notes consisted of the following:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Initial Number of Shares
			(in thousands)
Notes	2.2752	$439.52	3,925
The 2028 Notes are convertible at the holders' option prior to April 15, 2028, only upon satisfaction of certain conditions, including:
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
•During the five-business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on each such trading day;
•If we call the 2028 Notes for redemption, the 2028 Notes called for redemption (or, at our election all Notes) may be submitted for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events as set forth within the indenture governing the 2028 Notes.
Holders may convert, all or any portion of the 2028 Notes in multiples of $1,000 principal amount, at any time on or after April 15, 2028 through the second scheduled trading day immediately preceding maturity. Settlement may be in cash, common stock, or a combination. We will also increase the conversion rate for holders who elect to convert in connection with a qualifying corporate event or notice of redemption prior to maturity. Upon a fundamental change, as defined in the indenture governing the notes, holders of the 2028 Notes may require cash repurchases of all or any portion of the 2028 Notes at 100% of principal plus any accrued and unpaid special interest.
Our current intent is to settle the principal amount of the 2028 Notes in cash. Conversion conditions were not met during the three months ended July 31, 2026. Given our cash settlement election, the 2028 Notes are classified as a noncurrent liability as of July 31, 2026 and July 31, 2025.
The net carrying amount of the 2028 Notes consisted of the following:

	July 31,
	2026	2025
	(in thousands)

Principal amount	$1,725,000	$1,725,000
Less:
Unamortized debt issuance costs	16,107	24,273
Fair value hedge adjustments	12,538	—
Total	$1,696,355	$1,700,727
The fair value of the 2028 Notes was $1,601.8 million and $1,686.5 million as of July 31, 2026 and July 31, 2025, respectively, determined based on the closing trading price per $1,000 of the 2028 Notes as of the last day of trading for the period. We considered the fair value of the 2028 Notes as of July 31, 2026 to be a Level II measurement as the notes are not actively traded. Fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates.
2028 Capped Call Transactions
In connection with the 2028 Notes, we entered into capped call transactions (the "2028 Capped Calls") with certain financial institutions ("the Option Counterparties"). The 2028 Capped Calls have an initial strike price of $439.52 per share of our common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $784.85 per share, subject to certain adjustments.
The 2028 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of our common stock underlying the 2028 Notes. The 2028 Capped Calls transactions are generally expected to offset potential dilution of our common stock, resulting from conversion of the 2028 Notes, or offset any cash payments made in excess of principal amounts of converted 2028 Notes, subject to a cap. The 2028 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and the announcement of such events. In addition, the 2028 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2028 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.
The 2028 Capped Calls are accounted for separate from the 2028 Notes. As the 2028 Capped Calls qualify for a scope exception from derivative accounting for instruments indexed to the issuer's own stock and classified in stockholders' equity, the premium of $196.8 million paid to purchase the 2028 Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheets, and will not be remeasured. We have not exercised the 2028 Capped Call options for any periods presented.
2025 Convertible Senior Notes and 2025 Capped Call Transactions
On June 25, 2020, we issued $1,150.0 million in aggregate principal amount 0.125% convertible senior notes (the "2025 Notes"). The 2025 Notes were unsecured obligations and bore semiannually interest at a rate of 0.125% per year. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, was $1,130.5 million.
The 2025 Notes matured on July 1, 2025. We fully repaid the 2025 Notes by paying the principal amount of $1,150.0 million in cash and settled the premium amount by issuing 3.8 million new shares of our common stock. Additionally, we received 2.4 million shares of our common stock from the capped call transactions related to the 2025 Notes (the "2025 Capped Calls").

Interest expense related to the 2028 Notes and 2025 Notes consisted of the following:

	Year Ended July 31,
	2026	2025		2024
	2028 Notes	2028 Notes	2025 Notes	2025 Notes
	(in thousands)

Contractual interest expense	$—	$—	$1,316	$1,436
Amortization of debt issuance costs	8,166	679	3,614	3,914
Total	$8,166	$679	$4,930	$5,350

Note 11. Operating Leases
We primarily lease office space and co-location assets including space and racks at data center facilities around the world under operating and short-term lease agreements. These lease agreements have original terms not exceeding seven years and may contain multi-year renewal options that are not considered reasonably certain of exercise. Our leases do not contain any material restrictive covenants or residual value guarantees.
The components of lease cost and other supplemental information consisted of the following:

	Year Ended July 31,
	2026	2025	2024
	(in thousands)
Operating lease cost	$82,742	$62,915	$49,479
Short-term lease cost	15,789	17,480	13,228
Variable lease cost	26,635	18,832	15,954
Total lease costs	$125,166	$99,227	$78,661

Cash paid, net of tenant incentive included in operating lease liabilities	$67,601	$62,009	$49,239
Weighted-average remaining lease term (in years)	2.8	2.1	2.0
Weighted-average discount rate	5.0%	5.2%	4.9%
Maturities of operating lease liabilities consisted of the following as of July 31, 2026:

Amount
Year ending July 31,	(in thousands)
2027	$60,290
2028	56,754
2029	23,785
2030	11,271
2031	12,378
Thereafter	9,685
Total future lease payments	174,163
Less: Imputed interest	14,694
Total	$159,469
As of July 31, 2026, we entered into leases which have yet to commence. These leases have lease terms ranging from approximately 2 years to 4 years and are expected to commence during fiscal 2027 with total undiscounted lease payments of $27.5 million.
Note 12. Commitments and Contingencies
Purchase and Other Commitments
In the normal course of business, we enter into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.

The maturities of non-cancelable purchase obligations with a remaining term in excess of one year as of July 31, 2026 consisted of the following:

Amount
Year ending July 31,	(in thousands)
2027	$180,444
2028	191,763
2029	145,288
2030	32,979
2031	4,828
2032	3,427
Total	$558,729
As of July 31, 2026 and 2025, we had outstanding irrevocable standby unsecured letters of credit and a guarantee, which serve as security for certain leases as described in Note 11, Operating Leases. The aggregate value of these commitments was not material for all periods presented.
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
We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We expense legal fees as incurred. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results or operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
Warranties and Indemnification
Our cloud security platform is generally warranted to be free of defects under normal use and to perform substantially in accordance with the subscription agreement. Additionally, our contracts generally include provisions for indemnifying customers and channel partners against liabilities if our services infringe or misappropriate a third party’s intellectual property rights. We also provide indemnification to our directors, officers and certain key employees in connection with their service in those roles. Costs and liabilities incurred as a result of warranties and indemnification obligations were not material for all periods presented.

Note 13. Stock-Based Compensation
Equity Incentive Plan
Equity incentive awards which may be granted to eligible participants under our Amended and Restated FY 2018 Equity Incentive Plan (the "2018 Plan") include restricted stock units ("RSUs"), performance stock awards ("PSAs"), restricted stock, stock options, and stock appreciation rights.
As of July 31, 2026, a total of 68.7 million shares of common stock were reserved for the issuance of equity awards under the 2018 Plan, of which 39.2 million shares remained available for grant. The shares of common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year pursuant to its automatic annual increase provision.
Stock Options
The activity of stock options for fiscal 2026 consisted of the following:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(in thousands, except per share amounts and years)
Balance as of July 31, 2025	177	$220.95	7.8	$11,854
Granted	—	$—
Exercised	(27)	$152.43		$3,693
Canceled, forfeited or expired	—	$—
Balance as of July 31, 2026	150	$232.89	8.2	$—
Exercisable and expected to vest as of July 31, 2025	47	$172.65	3.8	$5,304
Exercisable and expected to vest as of July 31, 2026	71	$220.45	8.0	$—
The weighted-average grant-date fair value per share for stock options granted was $144.58 and $117.41 during fiscal 2025 and fiscal 2024, respectively.
The total grant-date fair value of stock options vested was $7.8 million, $3.6 million and $1.4 million during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. The total intrinsic value of stock options exercised was $3.7 million, $65.2 million and $157.8 million, during fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
The assumptions used to fair value stock options using the Black-Scholes option pricing model consisted of the following:

	Year ended July 31,
	2025	2024
Expected term (in years)	6.0 - 6.1	6.0
Expected stock price volatility	57.0% - 57.7%	59.5%
Risk-free interest rate	4.1%	4.2%
Dividend yield	0.0%	0.0%

The expected term was estimated using the simplified method. The expected volatility was determined using a weighted-average of historical volatility of our common stock and peer volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers corresponding to the expected term of the awards. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award. Our expected dividend yield was zero, as we have not and do not currently intend to declare dividends in the foreseeable future.
Restricted Stock Units, Restricted Shares and Performance Stock Awards
The right to earn PSAs is subject to the achievement of defined and approved performance metrics and rendering of continuous service through the vest date. The performance metrics are defined and approved by the compensation committee of our board of directors or by our senior management for certain types of awards. Generally, earned PSAs are subject to additional time-based vesting.
The activity of RSUs and PSAs consisted of the following for fiscal 2026:

	Underlying Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

	(in thousands, except per share data)
Balance as of July 31, 2025	9,444	$175.55	$2,697,026
Granted	6,120	$213.56
Vested	(3,787)	$185.44	$771,311
Canceled or forfeited	(1,901)	$203.74
Balance as of July 31, 2026	9,876	$189.89	$1,493,235
The aggregate fair value, as of respective vesting dates, of combined RSUs and PSAs vested was $771.3 million, $808.0 million and $684.4 million, during fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
In connection with certain business combinations discussed in Note 6, Business Combinations, we issued an aggregate total of 0.5 million and 0.3 million shares of our common stock subject to post-combination service vesting conditions in fiscal 2026 and 2024, respectively. No restricted shares were issued in fiscal 2025. Restricted shares are legally issued and outstanding and are therefore included in total issued and outstanding common stock; however, such shares are not considered outstanding for accounting purposes until the applicable vesting conditions are met. As of July 31, 2026, 2025 and 2024, 0.5 million, 0.2 million and 0.4 million shares remained unvested, respectively.
Employee Stock Purchase Plan
In fiscal 2018, we adopted the Fiscal Year 2018 Employee Stock Purchase Plan (the "ESPP"). Through the end of fiscal 2026, a total of 13.4 million shares of common stock have been reserved for issuance under the ESPP. As of July 31, 2026, 7.2 million shares were available for future grant. The number of shares reserved includes an annual increase on the first day of each fiscal year pursuant to the ESPP's automatic annual increase provision. The ESPP provides for consecutive offering periods that have a typical duration of approximately 24 months in length and are comprised of four purchase periods of approximately six month increments. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each fiscal year. The ESPP contains a reset provision under which the offering period resets if the fair market value of our common stock on the purchase date is less than the fair market value on the first day of the offering period. During fiscal 2026, fiscal 2025 and fiscal 2024, under the ESPP, employees purchased approximately 0.5 million, 0.4 million and 0.5 million shares of common stock, respectively, at an average purchase price of $127.82, $146.31 and $106.46, respectively, with cash proceeds of $59.4 million, $63.6 million and $52.0 million, respectively.

ESPP employee payroll contributions accrued as of July 31, 2026 and 2025, were $8.0 million and $9.4 million, respectively, and are included in accrued compensation in the consolidated balance sheets. Payroll contributions accrued as of July 31, 2026 will be used to purchase shares at the end of the current ESPP purchase period ending on December 15, 2026. Payroll contributions ultimately used to purchase shares are reclassified to stockholders' equity on the purchase date.
In fiscal 2026 and 2024, certain outstanding ESPP offering periods were reset and automatically rolled over into new ESPP offering periods. The resets were accounted for as modifications; the resulting incremental stock-based compensation expense was immaterial in both periods and will be recognized over the remaining terms of the modified ESPP offering periods, ranging from approximately 6 months to 18 months.
The assumptions used to fair value the purchase rights for the ESPP using the Black-Scholes option-pricing model consisted of the following:

	Year Ended July 31,
	2026	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	36.4% - 81.8%	43.6% - 47.6%	42.5% - 64.8%
Risk-free interest rate	3.5% - 4.1%	4.0% - 4.3%	4.4% - 5.4%
Dividend yield	0.0%	0.0%	0.0%
The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The expected volatility was based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award. Our expected dividend yield was zero, as we have not and do not currently intend to declare dividends in the foreseeable future.
Stock-based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations, inclusive of amortization of previously capitalized internal-use software costs (Note 5, Balance Sheet Components), consisted of the following:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Cost of revenue	$86,543	$68,145	$50,820
Sales and marketing	285,034	248,570	219,096
Research and development	335,013	249,919	180,554
General and administrative	115,333	94,716	77,206
Total	$821,923	$661,350	$527,676
As of July 31, 2026, unrecognized stock-based compensation expense related to outstanding equity-based awards, including awards for which the service inception date has been met but the grant date has not been met, was $1,806.5 million, which we expect to be amortized over a weighted-average period of 2.5 years.

Note 14. Common Stock
Holders of common stock are entitled to one vote for each share of common stock held and are not entitled to receive dividends unless declared by our board of directors.
The shares of common stock reserved for future issuance consisted of the following:

July 31, 2026
(in thousands)
Equity awards outstanding:
Stock options	150
Unvested RSUs	8,879
Committed unvested PSAs (1)	324
Unvested PSAs	997
Share purchase rights committed under the ESPP	1,757
Equity awards available for future grants:
2018 Plan	39,167
ESPP	7,219
Stock reserved for settlement of the 2028 Notes	3,925
Total	62,418
(1) Committed unvested PSAs represent the difference between the maximum number of shares issuable if maximum performance is achieved and the number of shares issuable at 100% of target performance.

Note 15. Income Taxes
The geographical breakdown of income (loss) before the provision for income taxes consisted of the following:

	Year ended July 31,
	2026	2025	2024

	(in thousands)
Domestic	$(100,269)	$(87,892)	$(112,758)
International	83,130	69,601	83,529
Loss before provision for income taxes	$(17,139)	$(18,291)	$(29,229)
The provision for income taxes consisted of the following:

	Year ended July 31,
	2026	2025	2024

Current:	(in thousands)
Federal	$140	$(331)	$203
State	4,912	4,272	1,337
Foreign	61,909	32,747	32,620
Total current tax expense	66,961	36,688	34,160

Deferred:
Federal	(2,138)	74	(4,526)
State	(446)	129	(693)
Foreign	(18,337)	(13,704)	(464)
Total deferred tax benefit expense	(20,921)	(13,501)	(5,683)

Total provision for income taxes	$46,040	$23,187	$28,477

A reconciliation of U.S. federal statutory income tax rates to our effective tax rate for fiscal 2026 is as follows:

	Year Ended July 31, 2026
	(in thousands)	Percent
Tax at federal statutory Rate	$(3,599)	21.0%
State and local income tax, net of federal (national) income tax effect (1)	3,268	(19.1)%
Foreign tax effects
India
Statutory tax rate difference between India and U.S.	3,053	(17.8)%
Other	427	(2.5)%
Israel
Statutory tax rate difference between Israel and U.S.	10,649	(62.1)%
Tax effect of internal restructuring	13,067	(76.2)%
Change in valuation allowance	(7,980)	46.6%
Other	(1,530)	8.9%
Other foreign	8,380	(48.9)%
Effects of cross-border tax laws	(77)	0.4%
Tax credits
Research credit	(20,949)	122.2%
Foreign tax credit	(6,373)	37.2%
Changes in valuation allowances	19,684	(114.8)%
Nontaxable or nondeductible tax items
Stock-based compensation	22,956	(133.9)%
Other	3,842	(22.4)%
Other adjustments	1,222	(7.1)%
Effective income tax rate	$46,040	(268.6)%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category are Illinois and New Jersey.

A reconciliation of U.S. federal statutory income tax rates to our effective tax rate for fiscal 2025 and fiscal 2024 is as follows:

	Year Ended July 31,
	2025	2024

Tax at federal statutory rate	21.0%	21.0%
State taxes	(19.0)%	(0.4)%
Impact of foreign rate differential	129.4%	48.7%
Meals and entertainment	(15.9)%	(7.0)%
Stock-based compensation	174.1%	162.6%
Transaction costs	(0.2)%	(1.3)%
U.S. tax credits	185.4%	89.3%
Change in valuation allowance	(568.9)%	(471.3)%
Withholding tax	(29.2)%	(12.5)%
Waived deductions under Section 59A	—%	72.1%
Nondeductible penalties	(1.9)%	(0.2)%
Return to provision true ups	(0.2)%	2.2%
Other	(1.4)%	(0.6)%
Effective tax rate	(126.8)%	(97.4)%
Cash paid for income taxes, net of refunds received for fiscal 2026, consisted of the following:

Year Ended July 31, 2026
(in thousands)
Federal	$(3,227)
State and local	3,662
Foreign
India	21,761
Israel	16,807
Other	15,092
Income taxes, net of amounts refunded	$54,095
Our effective tax rate differed from the U.S. statutory rate in fiscal 2026, 2025, and 2024, primarily due to earnings being taxed at different rates in foreign jurisdictions, the tax benefit from stock-based compensation, withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business, and the ongoing impact of valuation allowances against our deferred tax assets. In fiscal 2026 the rate was also impacted by internal restructuring for the integration of a former acquired business into its existing corporate structure. In fiscal 2025 the rate was also impacted by the release of the UK valuation allowance. In fiscal 2024 the rate was impacted by certain tax planning actions which reduced the amount of waived deductions under Section 59A related to our fiscal 2023.
During fiscal 2026 and 2024 we recognized an income tax benefit of $4.5 million and $5.2 million as a result of a release in our valuation allowance on deferred tax assets due to deferred taxes recorded as part of the acquisition accounting of business combinations. Refer to Note 6, Business Combinations, for further information.

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following:

	July 31,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating losses and credit carryovers	$284,521	$277,413
Deferred revenue	371,494	246,181
Research and development capitalization	281,836	289,735
Tax credits carryovers	295,370	226,685
Other	175,846	137,987
Gross deferred tax assets	1,409,067	1,178,001
Less: Valuation allowance	(1,086,835)	(995,412)
Total deferred tax assets	$322,232	$182,589

Deferred tax liabilities:
Intangible assets	$(57,366)	$(6,489)
Deferred contract acquisition costs	(142,907)	(114,182)
Property and equipment	(39,706)	(17,004)
Operating lease right-of-use assets	(45,917)	(29,959)
Other	(7,804)	—
Total deferred tax liabilities	$(293,700)	$(167,634)

Net deferred tax assets	$28,532	$14,955
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
The change in the valuation allowance consisted of the following:

	Year ended July 31,
	2026	2025	2024

	(in thousands)
Balance as of the beginning of the period	$995,412	$833,908	$671,381
Change during the period	91,423	161,504	162,527
Balance as of the end of the period	$1,086,835	$995,412	$833,908
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our

U.S. federal and state deferred tax assets will not be realized as of July 31, 2026 and 2025. Accordingly, we have maintained a full valuation allowance against such deferred tax assets. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital was $48.0 million in fiscal 2025.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute our business plans, and the amount of stock-based compensation tax deductions available in the future. Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would decrease income tax expense in the period the release is recorded.
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
As of July 31, 2026, we have net operating loss carryforwards for U.S. federal income tax purposes of $1,062.9 million, which are available to offset future federal taxable income. These net operating losses will carry forward indefinitely. As of July 31, 2026, we have net operating loss carryforwards for state income tax purposes of $600.4 million. Beginning in 2026, $531.5 million of state net operating losses will begin to expire at different periods. The remaining $68.9 million of state net operating losses will carry forward indefinitely. As of July 31, 2026, we had foreign net operating loss carryforward of $71.0 million, all of which will be carried forward indefinitely.
As of July 31, 2026, we also had U.S. federal, and California research and development and other tax credit carryforwards of $188.8 million and $122.6 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different periods beginning in 2037. Our California research and development tax credits may be carried forward indefinitely.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The annual limitation would not automatically result in the loss of net operating loss carryforwards but may limit the amount available in any given future period.
We are subject to income taxes in the U.S. and various foreign jurisdictions. As of July 31, 2026, all years are open for examination and may become subject to examination in the future. Significant judgment is required in evaluating our tax positions and determining our income tax expense for the fiscal year. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Our estimate of the potential outcome of any tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite the belief that our tax return positions are fully supportable. We recognize interest and penalties associated with our unrecognized tax benefits as a component of our income tax expense. For the periods presented, we did not have material interest or penalties associated with the unrecognized tax benefits in the consolidated financial statements.
We had $117.0 million of gross unrecognized tax benefits as of July 31, 2026, of which $17.5 million would affect our effective tax rate if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. The amount of interest and penalties accrued as of July 31, 2026 was insignificant.

The changes in our gross unrecognized tax benefits consisted of the following:

Amount
(in thousands)
Balance as of July 31, 2024	$63,925
Gross increase for tax positions of prior years	861
Gross (decrease) for tax positions of prior years	(2,592)
Gross increase for tax positions of current year	24,967
Balance as of July 31, 2025	87,161
Gross (decrease) for tax positions of prior years	(727)
Gross increase for tax positions of current year	30,543
Balance as of July 31, 2026	$116,977
Note 16. Net Loss Per Share
The computation of basic and diluted net loss per share consisted of the following:

	Year Ended July 31,
	2026	2025	2024

	(in thousands, except per share data)
Net loss	$(63,179)	$(41,478)	$(57,706)
Weighted-average shares used in computing net loss per share, basic and diluted	160,219	154,404	149,586
Net loss per share, basic and diluted	$(0.39)	$(0.27)	$(0.39)
As we reported net losses for all periods presented, we excluded all potentially dilutive securities from the calculation of diluted net loss per share as their effect would have been antidilutive. The potentially dilutive securities that were excluded from the computation of diluted net loss per share as their effect would be antidilutive consisted of the following:

	July 31,
	2026	2025	2024

	(in thousands)
Unvested RSUs and shares of common stock	9,401	8,702	9,198
Stock options	150	177	453
Unvested PSAs (1)	997	981	1,009
Share purchase rights under the ESPP	1,757	536	514
2028 Notes (2)	3,925	3,925	—
2025 Notes (2)	—	—	7,626
Total	16,230	14,321	18,800
(1) Unvested PSAs are presented at the target number of shares, reflecting 100% attainment of applicable performance conditions, with no shares assumed above target levels. Unvested PSAs exclude awards for which performance conditions have not been established as of July 31, 2026, as they are not considered outstanding for accounting purposes.
(2) Based on the initial conversion price, the total outstanding principal amount of the 2028 Notes and 2025 Notes as of July 31, 2026, 2025 and 2024 would have been convertible into approximately 3.9 million, 3.9 million and 7.6 million shares, respectively of our common stock.

Note 17. Segment and Geographic Information
The segment revenue, significant adjusted segment expenses and other segment items to reconcile to net loss in the consolidated statements of operations consisted of the following:

	Year Ended July 31,
	2026	2025	2024

	(in thousands)
Revenue	$3,352,523	$2,673,115	$2,167,771
Less:
Adjusted cost of revenue (1)	660,972	532,067	411,484
Adjusted sales and marketing expenses (1)	1,179,161	997,896	868,410
Adjusted research and development expenses (1)	559,720	409,894	313,208
Adjusted general and administrative expenses (1)	185,561	153,127	132,422
Stock-based compensation expense and related payroll taxes	841,648	685,534	549,100
Amortization expense of acquired intangible assets	43,468	16,820	14,624
Restructuring and other charges	10,260	4,921	—
Acquisition-related expenses	5,000	1,316	—
Add: Other segment items, net (2)	70,088	86,982	63,771
Net loss	$(63,179)	$(41,478)	$(57,706)
(1) Adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, restructuring and other charges, and acquisition-related expenses (general and administrative expense only).
(2) Other segment items, net includes interest income, interest expense, other expense, net and provision for income taxes.
The long-lived assets by geographical area, inclusive of property and equipment, net and operating lease right-of-use assets, consisted of the following:

	July 31,
	2026	2025

	(in thousands)
United States	$621,165	$431,072
Rest of the world	269,067	202,077
Total	$890,232	$633,149
Refer to Note 2, Revenue Recognition for information on revenue by geography.
Note 18. Retirement Benefit Plan
We sponsor a qualified defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code. For fiscal 2026, fiscal 2025 and fiscal 2024, we incurred expenses of $16.6 million, $13.5 million and $9.5 million related to the matching contributions, respectively.
Note 19. Subsequent Events
On September 1, 2026, we committed to a plan to restructure and reduce our workforce, strategically reallocating resources to provide additional capacity to support our AI and growth initiatives. In connection with these actions, we expect to reduce our worldwide headcount by approximately 3% and incur aggregate non-recurring charges of approximately

$30.0 million to $33.0 million, consisting primarily of employee severance and benefit costs. We expect to recognize the majority of these charges in the first half of fiscal 2027.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2026. The effectiveness of our internal control over financial reporting as of July 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Management excluded Red Canary, Inc. acquired on August 1, 2025, SPLXAI Inc. acquired on October 31, 2025, SquareX Holdings, Inc. acquired on February 5, 2026, and Symmetry Systems, Inc. acquired on May 27, 2026, from its evaluation of internal control over financial reporting as of July 31, 2026. Red Canary, Inc., SPLXAI Inc., SquareX Holdings, Inc. and Symmetry Systems, Inc. are wholly owned subsidiaries whose total assets and total revenues excluded from management’s assessment of internal controls over financial reporting collectively represent approximately 0.1% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During the three months ended July 31, 2026, none of the Company's directors or officers, as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the following paragraphs) will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, or the 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended July 31, 2026, and is incorporated herein by reference.
Code of Conduct
We have adopted a code of business conduct and ethics, or Code of Conduct, that applies to all of our employees, executive officers and directors. The full text of the Code of Conduct is available on our website at https://ir.zscaler.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38413	3.1	June 7, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38413	3.1	March 2, 2023
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-223072	4.2	February 16, 2018
4.2	Description of Capital Stock.	10-K	001-38413	4.3	September 18, 2019
4.3	Indenture, dated as of July 3, 2025 by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38413	4.1	July 3, 2025
4.4	Form of Note, representing Registrant's 0.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38413	4.1	July 3, 2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223072	10.1	February 16, 2018
10.2+	Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.2	September 11, 2025
10.3+	Form of Stock Option Agreement under the Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.2	September 18, 2019
10.4+	Form of Restricted Stock Unit Agreement under the Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.2	September 18, 2019
10.5+	Form of Restricted Stock Award Agreement under the Amended and Restated FY2018 Equity Incentive Plan.	10-K	001-38413	10.5	September 11, 2025
10.6+	FY2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223072	10.3	March 13, 2018
10.7+	2007 Stock Plan and related form agreements.	S-1/A	333-223072	10.4	March 5, 2018
10.8+	Employee Incentive Compensation Plan.	S-1	333-223072	10.5	February 16, 2018
10.9†	Sublease, by and between Registrant and Micron Technology, Inc.	10-Q	001-38413	10.1	June 5, 2019
10.10†	First Amendment to Sublease, by and between Registrant and Micron Technology, Inc., dated July 21, 2026.					X
10.11†	Sublease, by and between Registrant and Airbnb, Inc., dated April 24, 2025.	10-Q	001-38413	10.1	May 29, 2025
10.12+	Change of Control and Severance Policy (as amended and restated on November 26, 2024).	8-K	001-38413	10.1	December 2, 2024
10.13+	Employment Agreement between the Registrant and Jagtar S. Chaudhry, dated as of August 23, 2017.	S-1	333-223072	10.8	February 16, 2018
10.14+	Offer Letter between the Registrant and Robert Schlossman, dated as of December 22, 2015.	S-1	333-223072	10.11	February 16, 2018

10.15+	Offer Letter between the Registrant and Karen Blasing, dated as of December 23, 2016.	S-1	333-223072	10.14	February 16, 2018
10.16+	Offer Letter between the Registrant and Andrew Brown, dated as of October 14, 2015.	S-1	333-223072	10.15	February 16, 2018
10.17+	Offer Letter between the Registrant and Scott Darling, dated as of November 16, 2016.	S-1	333-223072	10.16	February 16, 2018
10.18+	Offer Letter between the Registrant and Charles Giancarlo, dated as of November 22, 2016.	S-1	333-223072	10.17	February 16, 2018
10.19+	Offer Letter between the Registrant and Mike Rich, dated as of November 2, 2023.	10-K	001-38413	10.17	September 12, 2024
10.20+	Offer Letter between the Registrant and Adam Geller, dated as of August 8, 2024.	10-K	001-38413	10.21	September 11, 2025
10.21+	Offer Letter between the Registrant and Kevin Rubin, dated as of April 23, 2025.	10-K	001-38413	10.23	September 11, 2025
10.22	Form of Confirmation for Capped Call Transactions.	8-K	001-38413	10.1	July 3, 2025
19.1	Insider Trading Policy.	10-K	001-38413	19.1	September 12, 2024
21.1	Significant Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1+	Compensation Recovery Policy.	10-K	001-38413	97.1	September 12, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Zscaler, Inc.

September 3, 2026	/s/ Kevin Rubin
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

Signature	Title	Date

/s/ Jagtar Chaudhry	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 3, 2026
Jagtar Chaudhry

/s/ Kevin Rubin	Chief Financial Officer (Principal Accounting and Financial Officer)	September 3, 2026
Kevin Rubin

/s/ James Beer	Director	September 3, 2026
James Beer

/s/ Karen Blasing	Director	September 3, 2026
Karen Blasing

/s/ Andrew Brown	Director	September 3, 2026
Andrew Brown

/s/ Scott Darling	Director	September 3, 2026
Scott Darling

/s/ Charles Giancarlo	Director	September 3, 2026
Charles Giancarlo

/s/ Eileen Naughton	Director	September 3, 2026
Eileen Naughton

/s/ David Schneider	Director	September 3, 2026
David Schneider